Form 10-Q
period 1995-09-30
BAY MEADOWS OPERATING CO; CALIFORNIA JOCKEY CLUB
filed 1995-11-14
CIK 715273, 16343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/ X / JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1995

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________________ to __________________



                         Commission file number 1-9319

                             CALIFORNIA JOCKEY CLUB
             (Exact name of registrant as specified in its charter)

         Delaware                                            94-0358820
(State or other jurisdiction                              (I.R.S. Employer
of incoporation or organization)                          Identification No.)

              2600 S. Delaware Street, San Mateo, California 94402 (Address of principal executive offices) (Zip Code)

                                 (415) 573-4514
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)




                          Commission file number 1-9320

                          BAY MEADOWS OPERATING COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                            94-2878485
  (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

              2600 S. Delaware Street, San Mateo, California 94402
               (Address of principal executive offices) (Zip Code)

                                 (415) 574-7223
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No____.

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on November 1, 1995, was as follows:

                        Registrant                     Number of Shares
                        ----------                     ----------------
                 California Jockey Club                   5,763,257
                 Bay Meadows Operating Company            5,763,257

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995
(In thousands, except per share amounts)

-----------------------------------------------------------------------------------------------
                                                     BAY MEADOWS
                                       CALIFORNIA     OPERATING     ADJUSTMENTS
                                         JOCKEY      COMPANY AND        AND
                                          CLUB        SUBSIDIARY    ELIMINATIONS     COMBINED

REVENUES:
  Pari-mutuel revenue                                $    21,753                   $    21,753
  Producer fees                                              424                           424
  Admissions, programs, parking and
    other racing income                                    3,530                         3,530
  Concession sales                                         1,749                         1,749
  Rental of racing facility            $     2,757         1,233    $    (2,757)         1,233
  Interest and dividend income                 355           129            (36)           448
  Other income                                   7         1,065            (11)         1,061
                                       -----------   -----------    -----------    -----------
                                             3,119        29,883         (2,804)        30,198
                                       -----------   -----------    -----------    -----------

COSTS AND EXPENSES:
  Purses and incentive awards                              8,453                         8,453
  Commissions paid to guest tracks                         1,385                         1,385
  Producer fees                                              161                           161
  Direct operating costs                                  12,586                        12,586
  Cost of concession sales                                   580                           580
  Depreciation and amortization                710           485                         1,195
  Racing facility rental                                   2,768         (2,757)            11
  Marketing expense                                          874                           874
  General and administrative expense           299         1,990            (11)         2,278
  Project development                           97           615                           712
  Interest expense                                            51            (36)            15
                                       -----------   -----------    -----------    -----------
                                             1,106        29,948         (2,804)        28,250
                                       -----------   -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXES                   2,013           (65)                        1,948

INCOME TAX BENEFIT                                            30                            30
                                       -----------   -----------    -----------    -----------

NET INCOME (LOSS)                      $     2,013   $       (35)   $         0    $     1,978
                                       ===========   ===========    ===========    ===========
PER SHARE AMOUNTS:
  NET INCOME (LOSS)                    $       .35   $      (.01)                  $       .34
                                       ===========   ===========                   ===========

  DIVIDEND                             $       .25                                 $       .25
                                       ===========                                 ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              5,758,458     5,758,458                     5,758,458



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1994
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------
                                                     BAY MEADOWS
                                       CALIFORNIA     OPERATING     ADJUSTMENTS
                                         JOCKEY      COMPANY AND        AND
                                          CLUB       SUBSIDIARY     ELIMINATIONS    COMBINED

REVENUES:
  Pari-mutuel revenue                                $    16,866                   $    16,866
  Producer fees                                              406                           406
  Admissions, programs, parking and
    other racing income                                    3,271                         3,271
  Concession sales                                         1,636                         1,636
  Rental of racing facility            $     2,531         1,207    $    (2,531)         1,207
  Interest and dividend income                 279            27                           306
  Other income                                  17           703            (11)           709
                                       -----------   -----------    -----------    -----------
                                             2,827        24,116         (2,542)        24,401
                                       -----------   -----------    -----------    -----------


COSTS AND EXPENSES:
  Purses and incentive awards                              6,714                         6,714
  Commissions paid to guest tracks                         1,100                         1,100
  Producer fees                                              152                           152
  Direct operating costs                                  10,285                        10,285
  Cost of concession sales                                   468                           468
  Depreciation and amortization                704           534                         1,238
  Racing facility rental                                   2,555         (2,531)            24
  General and administrative expense           311         2,224                         2,535
  Marketing expense                                          829                           829
  Interest expense                                            83            (11)            72
                                       -----------   -----------    -----------    -----------
                                             1,015        24,944         (2,542)        23,417
                                       -----------   -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXES                   1,812          (828)                          984

INCOME TAX BENEFIT                                           348                           348
                                       -----------   -----------    -----------    -----------

NET INCOME (LOSS) AFTER TAXES          $     1,812   $      (480)   $         0    $     1,332
                                       ===========   ===========    ===========    ===========
PER SHARE AMOUNTS:
  NET INCOME (LOSS)                    $       .32   $      (.08)                  $       .24
                                       ===========   ===========                   ===========

  DIVIDEND                             $       .15                                 $       .15
                                       ===========                                 ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              5,753,257     5,753,257                     5,753,257




See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------

                                                     BAY MEADOWS
                                        CALIFORNIA    OPERATING     ADJUSTMENTS
                                         JOCKEY      COMPANY AND       AND
                                          CLUB       SUBSIDIARY    ELIMINATIONS     COMBINED

REVENUES:
  Pari-mutuel revenues                               $     9,839                   $     9,839
  Producer fees                                              215                           215
  Admissions, programs, parking and
    other racing income                                    1,257                         1,257
  Concession sales                                           801                           801
  Rental of racing facility            $     1,353           608    $    (1,353)           608
  Interest and dividend income                 126            47            (36)           137
  Other income                                   3           291             (7)           287
                                       -----------   -----------    -----------    -----------
                                             1,482        13,058         (1,396)        13,144
                                       -----------   -----------    -----------    -----------
COSTS AND EXPENSES:
  Purses and incentive awards                              3,879                         3,879
  Commissions paid to guest tracks                           610                           610
  Producer fees                                              161                           161
  Direct operating costs                                   5,007                         5,007
  Cost of concession sales                                   274                           274
  Depreciation and amortization                229           167                           396
  Racing facility rental                                   1,359         (1,353)             6
  Marketing expense                                          422                           422
  General and administrative expense           116           651             (7)           760
  Project development                           86           451                           537
  Interest expense                                            41            (36)             5
                                       -----------   -----------    -----------    -----------
                                               431        13,022         (1,396)        12,057
                                       -----------   -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXES                   1,051            36                         1,087

PROVISION FOR INCOME TAX                                      16                            16
                                       -----------   -----------    -----------    -----------

NET INCOME (LOSS)                      $     1,051   $        20    $         0    $     1,071
                                       ===========   ===========    ===========    ===========

NET INCOME PER SHARE                   $       .18   $       .01                   $       .19
                                       ===========   ===========                   ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING           5,763,257     5,763,257                     5,763,257


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1994
(In thousands, except per share amounts)

----------------------------------------------------------------------------------------------

                                                     BAY MEADOWS
                                        CALIFORNIA    OPERATING     ADJUSTMENTS
                                          JOCKEY     COMPANY AND       AND
                                          CLUB       SUBSIDIARY    ELIMINATIONS     COMBINED



REVENUES:
  Pari-mutuel revenues                               $     8,560                   $     8,560
  Rights and producer fees                                   250                           250
  Admissions, programs, parking and
    other racing income                                    1,196                         1,196
  Concession sales                                           732                           732
  Rental of racing facility            $     1,191           691    $    (1,191)           691
  Interest and dividend income                 106             9                           115
  Other income                                   3           278             (2)           279
                                       -----------   -----------    -----------    -----------
                                             1,300        11,716         (1,193)        11,823
                                       -----------   -----------    -----------    -----------
COSTS AND EXPENSES:
  Purses and incentive awards                              3,580                         3,580
  Commissions paid to guest tracks                           562                           562
  Producer fees                                              142                           142
  Direct operating costs                                   4,259                         4,259
  Cost of concession sales                                   218                           218
  Depreciation and amortization                234           176                           410
  Racing facility rental                                   1,191         (1,191)
  General and administrative expense            91         1,046                         1,137
  Marketing expense                                          398                           398
  Interest expense                                            49             (2)            47
                                       -----------   -----------    -----------    -----------
                                               325        11,621         (1,193)        10,753
                                       -----------   -----------    -----------    -----------

INCOME BEFORE TAXES                            975            95                         1,070

PROVISION FOR INCOME TAX BENEFIT                             348                           348
                                       -----------   -----------    -----------    -----------

NET INCOME AFTER TAXES                 $       975   $       443    $         0    $     1,418
                                       ===========   ===========    ===========    ===========



NET INCOME PER SHARE                   $       .17   $       .08                   $       .25
                                       ===========   ===========                   ===========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING           5,753,257     5,753,257                     5,753,257


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS OPERATING
COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(In thousands, except share amounts)

----------------------------------------------------------------------------------------------------

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1995                1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $ 10,365            $  9,356
  Securities available for sale (at fair value)                         1,350               1,375
  Securities held to maturity (at cost)                                 3,809               6,570
  Amounts held on deposit for Thoroughbred horse owners                 2,474               3,003
  Accounts receivable (net of allowance for doubtful accounts
    of $82 in 1995 and $97 in 1994)                                       999               1,351
  Prepaid expenses and other current assets                               921                 188
                                                                     --------            --------
      Total current assets                                             19,918              21,843
                                                                     --------            --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                  1,182               1,182
  Racing plant                                                         24,494              23,812
  Tennis facilities                                                       308                 308
  Equipment and leasehold improvements                                  9,914               8,454
                                                                     --------            --------
      Total                                                            35,898              33,756
  Accumulated depreciation and amortization                           (20,291)            (19,211)
                                                                     --------            --------
      Property, plant and equipment - net                              15,607              14,545
                                                                     --------            --------
INVESTMENTS AND OTHER ASSETS (net of accumulated amortization of
   $1,183 in 1995 and $1,083 in 1994)                                     261                 398
                                                                     --------            --------
TOTAL                                                                $ 35,786            $ 36,786
                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $  2,244            $  3,163
  Accrued liabilities                                                   3,615               3,216
  Accrued purses                                                        1,129               1,850
  Due to Thoroughbred horse owners                                      2,474               3,003
  Income taxes payable                                                     32                 372
  Uncashed pari-mutuel tickets and vouchers                             2,896               2,421
                                                                     --------            --------
      Total current liabilities                                        12,390              14,025
                                                                     --------            --------
DEFERRED INCOME TAXES                                                      43                  43
                                                                     --------            --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock (paired shares), $.01 par value - authorized
    10,000,000 shares each; issued and outstanding:  5,763,257 and
    5,753,257 shares                                                      116                 116
  Additional paid-in capital                                           18,385              18,262
  Retained earnings                                                     4,900               4,363
  Unrealized gain (loss) on securities available for sale                 (48)                (23)
                                                                     --------            --------
      Total stockholders' equity                                       23,353              22,718
                                                                     --------            --------
TOTAL                                                                $ 35,786            $ 36,786
                                                                     ========            ========



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(In thousands)

-----------------------------------------------------------------------------------------
                                                                       1995        1994

OPERATING ACTIVITIES:
  Net income (loss)                                                  $  1,978    $  1,332
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     1,195       1,238
      Changes in operating assets and liabilities:
           Accounts receivable                                            352        (982)
           Amounts held on deposit for Thoroughbred horse owners          529         609
           Income taxes receivable and payable                           (340)         22
           Inventories                                                                 25
           Prepaid expenses and other assets                             (711)       (736)
           Accounts payable                                              (919)        412
           Accrued liabilities                                            399       1,588
           Accrued purses                                                (721)        552
           Due to Thoroughbred horse owners                              (529)       (609)
           Uncashed pari-mutuel tickets and vouchers                      475         756
                                                                     --------    --------
               Net cash provided by (used in) operating activities      1,708       4,207
                                                                     --------    --------

INVESTING ACTIVITIES:
  Maturity (purchase) sale of securities held to maturity, net          2,761      (1,245)
  Purchase of property, plant and equipment                            (2,142)     (1,612)
                                                                     --------    --------
               Net cash provided by (used in) investing activities        619      (2,857)
                                                                     --------    --------

FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                                 3,383
  Repayment of note payable - bank                                                 (3,358)
  Dividends                                                            (1,441)       (863)
  Stock options exercised                                                 123
                                                                     --------    --------
               Net cash provided by (used in) financing activities     (1,318)       (838)
                                                                     --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                   1,009         512

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        9,356       4,909
                                                                     --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 10,365    $  5,421
                                                                     ========    ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1995
(In thousands, except per share amounts)

-----------------------------------------------------------------------------------------------
                                       CALIFORNIA    BAY MEADOWS       ADJUSTMENTS
                                         JOCKEY       OPERATING           AND
                                          CLUB         COMPANY        ELIMINATIONS     COMBINED
Balance at January 1, 1995             $ 21,970       $    748                         $ 22,718

Net income (loss)                         2,013            (35)                           1,978
Dividends ($.25/share)                   (1,441)                                         (1,441)
Stock options exercised                     119              4                              123
Unrealized gain (loss) on securities
    available for sale                      (25)                                            (25)
                                       --------       --------                         --------
Balance at September 30, 1995          $ 22,636       $    717                         $ 23,353
                                       ========       ========                         ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1994
(In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------
                                           CALIFORNIA       BAY MEADOWS       ADJUSTMENTS
                                             JOCKEY          OPERATING            AND
                                              CLUB            COMPANY        ELIMINATIONS     COMBINED
Balance at January 1, 1994                 $ 21,825         $    156                          $ 21,981

Net income (loss)                             1,812             (480)                            1,332
Dividends ($.15/share)                         (863)                                              (863)
Balance at September 30, 1994              $ 22,774         $   (324)                         $ 22,450
                                           ========         ========                          ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(In thousands, except share amounts)

----------------------------------------------------------------------------------------------
                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    1995              1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,023           $    412
  Securities available for sale (at fair value)                     1,350              1,375
  Securities held to maturity (at cost)                             3,809              6,570
  Accounts receivable                                                   5                 53
  Receivable from Bay Meadows Operating Company                     5,032              1,991
  Prepaid expenses and other current assets                             6                 32
                                                                 --------           --------
      Total current assets                                         11,225             10,433
                                                                 --------           --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                              1,182              1,182
  Racing plant                                                     24,494             23,812
  Tennis facility                                                     308                308
  Equipment                                                           456                456
                                                                 --------           --------
      Total                                                        26,440             25,758
  Accumulated depreciation                                        (14,772)           (14,062)
                                                                 --------           --------
      Property, plant and equipment - net                          11,668             11,696
                                                                 --------           --------
TOTAL ASSETS                                                     $ 22,893           $ 22,129
                                                                 ========           ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    151           $     95
  Accrued liabilities                                                 106                 64
                                                                 --------           --------
  Total current liabilities                                           257                159
                                                                 --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value - authorized 10,000,000 shares;
    issued and outstanding 5,763,257 and 5,753,257 shares              58                 58
  Additional paid-in capital                                       17,597             17,478
  Retained earnings                                                 5,029              4,457
  Unrealized gain (loss) on securities available for sale             (48)               (23)
                                                                 --------           --------
      Total stockholders' equity                                   22,636             21,970
                                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 22,893           $ 22,129
                                                                 ========           ========





See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(In thousands)

---------------------------------------------------------------------------------------
                                                                       1995       1994
OPERATING ACTIVITIES:
  Net income                                                         $ 2,013    $ 1,812
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                       710        704
      Changes in operating assets and liabilities:
            Accounts receivable                                           48          2
            Receivable from Bay Meadows Operating Company             (3,041)    (1,034)
            Prepaid expenses and other assets                             26        (37)
            Accounts payable                                              56         72
            Accrued liabilities                                           42         98
                                                                     -------    -------
               Net cash provided by (used in) operating activities      (146)     1,617
                                                                     -------    -------

INVESTING ACTIVITIES:
  Maturity (purchase) of securities held to maturity, net              2,761     (1,245)
  Purchase of property, plant and equipment                             (682)      (855)
                                                                     -------    -------
               Net cash provided by (used in) investing activities     2,079     (2,100)
                                                                     -------    -------
FINANCING ACTIVITIES:
  Stock options exercised                                                119
  Dividends                                                           (1,441)      (863)
                                                                     -------    -------
               Net cash used in financing activities                  (1,322)      (863)
                                                                     -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         611     (1,346)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         412      1,779
                                                                     -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,023    $   433
                                                                     =======    =======


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

--------------------------------------------------------------------------------------------------
                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      1995               1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  9,342           $  8,944
  Amounts held on deposit for Thoroughbred horse owners                2,474              3,003
  Accounts receivable (net of allowance for doubtful accounts
    of $82 in 1995 and $97 in 1994)                                      994              1,298
  Prepaid expenses and other current assets                              916                156
                                                                    --------           --------
      Total current assets                                            13,726             13,401
                                                                    --------           --------
PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                                 9,458              7,998
  Accumulated depreciation and amortization                           (5,520)            (5,149)
                                                                    --------           --------
      Property, plant and equipment, net                               3,938              2,849
                                                                    --------           --------
INVESTMENTS AND OTHER ASSETS (net of accumulated
  amortization of $1,183 in 1995 and $1,083 in 1994)                     261                398
                                                                    --------           --------
      TOTAL ASSETS                                                  $ 17,925           $ 16,648
                                                                    ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  2,093           $  3,068
  Accrued liabilities                                                  3,509              3,152
  Accrued purses                                                       1,129              1,850
  Due to Thoroughbred horse owners                                     2,474              3,003
  Payable to California Jockey Club                                    5,032              1,991
  Income taxes payable                                                    32                372
  Uncashed pari-mutuel tickets and vouchers                            2,896              2,421
                                                                    --------           --------
      Total current liabilities                                       17,165             15,857
                                                                    --------           --------
DEFERRED INCOME TAXES                                                     43                 43
                                                                    --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock $.01 par value-authorized 10,000,000
    shares; issued and outstanding 5,763,257 and 5,753,257 shares         58                 58
  Additional paid-in capital                                             788                784
  Accumulated deficit                                                   (129)               (94)
                                                                    --------           --------
      Total stockholders' equity                                         717                748
                                                                    --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 17,925           $ 16,648
                                                                    ========           ========


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(In thousands)

-------------------------------------------------------------------------------------
                                                                     1995       1994
OPERATING ACTIVITIES:
  Net loss                                                         $   (35)   $  (480)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    485        534
      Changes in operating assets and liabilities:
         Accounts receivable                                           304       (984)
         Amounts held on deposit for Thoroughbred horse owners         529        609
         Income taxes receivable and payable                          (340)        22
         Inventories                                                               25
         Prepaid expenses and other assets                            (737)      (698)
         Accounts payable                                             (975)       300
         Accrued liabilities                                           357      1,529
         Accrued purses                                               (721)       552
         Due to Thoroughbred horse owners                             (529)      (609)
         Payable to California Jockey Club                           3,041      1,034
         Uncashed pari-mutuel tickets and vouchers                     475        756
                                                                   -------    -------
            Net cash provided by (used in) operating activities      1,854      2,590
                                                                   -------    -------

INVESTING ACTIVITIES - Purchase of property, plant and equipment    (1,460)      (757)
                                                                   -------    -------
FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                             3,383
  Repayment of note payable - bank                                             (3,358)
  Stock options exercised                                                4
                                                                   -------    -------
            Net cash provided by financing activities                    4         25
                                                                   -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       398      1,858

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,944      3,130
                                                                   -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 9,342    $ 4,988
                                                                   =======    =======



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements include condensed unaudited financial statements of California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows") on a combined basis and for each company individually. All significant affiliate and intercompany balances and transactions have been eliminated on the combined financial statements. The accompanying condensed unaudited financial statements should be read in conjunction with the companies' 1994 Annual Report. Net income (loss) per share is computed as net income (loss) divided by weighted average shares outstanding. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

     In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for Cal Jockey and Bay Meadows individually, have been included in the financial statements. The results of operations for the nine months ended September 30, 1995, are not indicative of the results that may be expected for the year ending December 31, 1995, because of the seasonal nature of the operations.

     ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     California Jockey Club

     Results of Operations: Nine Months Ended September 30, 1995
     Compared with Nine Months Ended September 30, 1994

     Total revenues for California Jockey Club ("Cal Jockey") increased $292,000 (10.3%) for the nine months ended September 30, 1995, compared to the same period in the prior year. Rental income derived from the leasing of its racing facility increased $226,000, in addition to an increase in interest and other income of $66,000. The rental income increase was primarily the result of Bay Meadows racing eleven more days in 1995.

     Expenses for the nine months ended September 30, 1995, increased $91,000 (9.0%) due to costs incurred related to the development of Cal Jockey property.

     Results of Operations: Quarter Ended September 30, 1995
     Compared with Quarter Ended September 30, 1994

     Total revenues for Cal Jockey increased $182,000 (14.0%) for the quarter ended September 30, 1995, compared to the same quarter of the prior year. Rental income derived from the leasing of its racing facility increased $162,000 (13.6%). The rental income increase was primarily the result of 26 days of racing in the current quarter compared with 24 racing days in the third quarter of 1994.

     Expenses for the quarter ended September 30, 1995, increased $106,000 (32.6%) compared to the same quarter of the prior year due to costs incurred related to the development of Cal Jockey property.

     Liquidity and Capital Resources

     The liquid assets (cash and marketable securities) of Cal Jockey decreased to $6,182,000 at September 30, 1995, from $8,357,000 at December 31, 1994.
     The decrease was principally the result of the timing of the payments from Bay Meadows Operating Company. Cal Jockey has guaranteed a $6,000,000 line of credit that Bay Meadows has with a bank, which expires on May 31, 1996. As of September 30, 1995, there were no borrowings outstanding on this line of credit.

     The City of San Mateo (the "City"), along with the State of California, have mandated that water runoff from Bay Meadows' barn area be disconnected from the municipal sewer collection system. Cal Jockey is cooperating with the City and State Regional Water Quality Control Board to resolve this situation and has prepared preliminary reports describing the proposed compliance measures. The estimated costs of $1,500,000 are expected to be capitalized in Property, Plant and Equipment. Therefore, such costs have not been accrued in the accompanying financial statements. Final determinations and approvals have not been received nor has a schedule for implementation been established.

     Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

     Bay Meadows Operating Company and Subsidiaries

     Results of Operations:  Nine Months Ended September 30, 1995
     Compared with Nine Months Ended September 30, 1994

     Total revenues increased $5,767,000 (23.9%) for the nine months ended September 30, 1995 compared with the same period in 1994. This was due to an increase in pari-mutuel revenues of $4,887,000. Pari-mutuel revenues increased due in part to there being 11 more racing days in the first nine months of 1995 than in the same period in 1994. These increases in pari-mutuel revenues were helped by an increase in handle on imported races from Southern California as a result of regulatory changes in the summer of 1994 which permit "Full-card" intrastate simulcasting.

     Other revenues were positively impacted by the same factors which affected pari-mutuel revenues. Admissions, program, parking and other racing income increased $259,000, and concession sales increased $113,000. In addition, interest income increased due to higher investment balances. A settlement with a satellite location regarding producer fees resulted in higher fees for 1995 and a settlement from prior year producer fees that had been previously reserved for, of approximately $92,000 is included in other income.

     Total costs and expenses increased $5,004,000 (20.0%) for the nine months ended September 30, 1995, compared with the same period in the prior year. This was primarily due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($1,739,000),
     (ii) commissions paid to guest locations ($285,000), (iii) direct operating costs ($2,301,000) and (iv) racing facility rental ($213,000). During the current year the Company incurred $615,000 of costs in attempting to establish a card club, which are shown under Project Development Costs. On November 7, 1995, voters of the City of San Mateo rejected a measure which would have permitted the establishment of a card club. No such costs were incurred during the prior year.

     As a result of the Spring Meet in 1995, there will be an offsetting reduction of racing days during the fourth quarter of 1995 as compared to 1994. Accordingly, the improvement in revenues and operating results during the first nine months of 1995 might be offset by a reduction in revenues and operating results during the last three months of 1995.

     Bay Meadows recorded an income tax benefit of $30,000 (46% of net loss before taxes) for the nine months ended September 30, 1995. The tax benefit in the prior year resulted from the anticipated benefit from losses sustained in the first nine months of the year.

     Results of Operations:  Quarter Ended September 30, 1995
     Compared with Quarter Ended September 30, 1994

     Total revenues for increased $1,342,000 (11.5%) for the three months ended September 30, 1995, compared to the same period in 1994.

     Total costs and expenses increased $1,401,000 (12.1%) for the three months ended September 30, 1995, compared with the same period in the prior year. This was primarily due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($299,000),
     (ii) commissions paid to guest locations ($48,000), (iii) direct operating expenses ($748,000) and (iv) racing facility rental ($168,000). During the current quarter the Company incurred $451,000 of costs in attempting to establish a card club. No such costs were not incurred during the prior year.

     Bay Meadows recorded a provision for income tax expense of $16,000 (46% of net loss before taxes) for the quarter ended September 30, 1995. The tax benefit in the prior year resulted from the anticipated benefit from losses sustained in the first nine months of the year.

     Liquidity and Capital Resources

     The liquid assets (cash and cash equivalents) of Bay Meadows increased to $9,342,000 at September 30, 1995, from $8,944,000 at December 31, 1994. Bay
     Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows has a $6,000,000 bank line of credit that expires on May 31, 1996, for which Cal Jockey has guaranteed all borrowings. As of September 30, 1995, there were no borrowings outstanding on this line of credit. Management believes that Bay Meadows can meet its funding needs for the foreseeable future through internally generated funds and the utilization of the line of credit.

     As of September 30, 1995, Bay Meadows' current liabilities exceeded its current assets by $3,469,000. The current ratio (current assets to current liabilities) was .80 to 1 at September 30, 1995, compared to .85 to 1 at December 31, 1994.

                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Bay Meadows and Cal Jockey are, in the ordinary course of business, involved in litigation and other legal matters. The employment-related lawsuit with James Burkes v Bay Meadows Racing Association, Bay Meadows Catering and Bill Caldwell was settled on September 29, 1995.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) On June 1, 1995, Bay Meadows Operating Company ("Bay Meadows") and California Jockey Club ("Cal Jockey") each held their 1995 Annual Stockholders Meetings. The results of the annual meetings were as follows:

                 Cal Jockey

                 Election of Directors: Cal Jockey's stockholders elected the following individuals to serve as directors for an additional term as follows:

                 James P. Conn                   2,893,152 Votes
                 James M. Harris                 3,628,090 Votes
                 Kjell H. Qvale                  3,685,946 Votes
                 Marylin Kyne Gunderson          3,601,103 Votes
                 Richard E. Perazzo              3,486,873 Votes
                 Brian M. Herrera                3,608,160 Votes

                 Appointment of Auditors: Cal Jockey's stockholders ratified the appointment of Deloitte & Touche, L.L.P. as Cal Jockey's independent auditors for the 1995 fiscal year as follows:

                 FOR                             3,729,992 Votes
                 AGAINST                            17,115 Votes
                 ABSTAIN                            33,679 Votes

                 Bay Meadows

                 Mandatory Retirement Age Stockholder Proposal: Bay Meadows' stockholders approved a stockholder proposal to establish a mandatory age of 72 for members of the board of directors as follows:

                 FOR                             2,197,832 Votes
                 AGAINST                         1,249,052 Votes
                 ABSTAIN                           381,961 Votes

                 Election of Directors: Bay Meadows' stockholders elected the following individuals to serve as directors for an additional term as follows:

                 Eugene F. Barsotti, Jr.         3,585,909 Votes
                 John C. Harris                  3,586,094 Votes
                 F. Jack Liebau                  3,582,115 Votes
                 Lee R. Tucker                   3,320,914 Votes
                 Anthony J. Zidich               3,511,852 Votes

                 Appointment of Auditors: Bay Meadows' stockholders ratified the appointment of Deloitte & Touche, L.L.P. as Bay Meadows' independent auditors for the 1995 fiscal year as follows:

                 FOR                             3,755,803 Votes
                 AGAINST                            11,841 Votes
                 ABSTAIN                            35,455 Votes

            (b) On August 22, 1995, Bay Meadows held a Special Stockholders Meeting to vote again on a proposal to establish a mandatory retirement age of 72 for members of the board of directors. Bay Meadows' stockholders approved the proposal as follows:

                 FOR                             3,132,313 Votes
                 AGAINST                         1,687,007 Votes
                 ABSTAIN                            40,024 Votes

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED:  November 14, 1995

                                               CALIFORNIA JOCKEY CLUB

                                               /s/  James M. Harris
                                               -----------------------------
                                               James M. Harris
                                               President, Treasurer
                                                and Controller
                                               (Principal Executive and
                                                Financial Officer)


                                               BAY MEADOWS OPERATING COMPANY

                                               /s/  F. Jack Liebau
                                               -----------------------------
                                               F. Jack Liebau
                                               President and Chief Executive
                                                 Officer
                                               (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.                                 Description


27-A California Jockey Club and Bay Meadows Operating Company Financial Data Schedule.

27-B                       California Jockey Club Financial Data Schedule.

27-C                       Bay Meadows Operating Company Financial Data
                           Schedule.