Form 10-Q
period 1996-03-31
BAY MEADOWS OPERATING CO
filed 1996-05-15
CIK 715273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________________ to ____________________

              Commission File Number 1-9319                              Commission File Number 1-9320

                 CALIFORNIA JOCKEY CLUB                                  BAY MEADOWS OPERATING COMPANY
- ---------------------------------------------------------  -----------------------------------------------------------
 (Exact name of registrant as specified in its charter)      (Exact name of registrant as specified in its charter)

              Delaware                   94-0358820                       Delaware                    94-2878485
- ---------------------------------------------------------  -----------------------------------------------------------
   (State or other jurisdiction of    (I.R.S. Employer        (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)    Identification No.)       incorporation or organization)    Identification No.)

                       94-0358820                                                  94-2878485
- ---------------------------------------------------------  -----------------------------------------------------------
          (I.R.S. Employer Identification No.)                        (I.R.S. Employer Identification No.)

2600 S. Delaware Street, San Mateo, California     94403     2600 S. Delaware Street, San Mateo, California     94402
- ----------------------------------------------------------   -----------------------------------------------------------
   (Address of principal executive offices)     (Zip Code)        (Address of principal executive offices)    (Zip Code)


                    (415) 573-4514                                              (415) 574-7223
- ---------------------------------------------------------  -----------------------------------------------------------
  (Registrant's telephone number, including area code)        (Registrant's telephone number, including area code)

                     Not Applicable                                              Not Applicable
- -------------------------------------------------------    -------------------------------------------------------
(Former name, former address and former fiscal year, if    (Former name, former address and former fiscal year, if
           changed since last report)                                      changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on May 10, 1996, was as follows:

                   Registrant                          Number of Shares
            California Jockey Club                        5,763,257
            Bay Meadows Operating Company                 5,763,257

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                               BAY MEADOWS
                                                              CALIFORNIA        OPERATING
                                                                JOCKEY         COMPANY AND
                                                                 CLUB          SUBSIDIARY     ELIMINATIONS      COMBINED
REVENUES:
  Pari-mutuel revenue                                                          $   22,833                      $   22,833
  Producer fees                                                                       398                             398
  Admissions, programs, parking and other racing income                             1,935                           1,935
  Concession sales                                                                    855                             855
  Rental of racing facility                                   $    2,212              140       $(2,212)              140
  Interest and dividend income                                       123               86            (4)              205
  Other income                                                         3              445                             448
                                                              ----------       ----------       -------        ----------

          Total                                                    2,338           26,692        (2,216)           26,814
                                                              ----------       ----------       -------        ----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                       9,634                           9,634
  Commissions paid to guest tracks                                                  1,599                           1,599
  Direct operating costs                                                            8,071                           8,071
  Cost of concession sales                                                            233                             233
  Depreciation and amortization                                      230              166                             396
  Racing facility rental                                                            2,218        (2,212)                6
  Marketing                                                                           611                             611
  General and administrative expense                                 177            1,025            (4)            1,198
                                                              ----------       ----------       -------        ----------

          Total                                                      407           23,557        (2,216)           21,748
                                                              ----------       ----------       -------        ----------

INCOME BEFORE INCOME TAX PROVISION                                 1,931            3,135                           5,066

INCOME TAX PROVISION                                                                1,258                           1,258
                                                              ----------       ----------       -------        ----------

NET INCOME                                                    $    1,931       $    1,877       $  --          $    3,808
                                                              ==========       ==========       =======        ==========

NET INCOME PER SHARE                                          $      .34       $      .33                      $      .66
                                                              ==========       ==========                      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                           5,763,257        5,763,257                       5,763,257
                                                              ==========       ==========                      ==========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                               BAY MEADOWS
                                                              CALIFORNIA        OPERATING
                                                                JOCKEY         COMPANY AND
                                                                 CLUB           SUBSIDIARY   ELIMINATIONS     COMBINED
REVENUES:
  Pari-mutuel revenue                                                          $    7,270                    $    7,270
  Producer fees                                                                       145                           145
  Admissions, programs, parking and other racing income                             1,184                         1,184
  Concession sales                                                                    457                           457
  Rental of racing facility                                   $      800              164       $(800)              164
  Interest and dividend income                                       101               61                           162
  Other income                                                         2              306          (3)              305
                                                              ----------       ----------       -----        ----------

          Total                                                      903            9,587        (803)            9,687
                                                              ----------       ----------       -----        ----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                       2,889                         2,889
  Commissions paid to guest tracks                                                    489                           489
  Direct operating costs                                                            4,150                         4,150
  Cost of concession sales                                                            158                           158
  Depreciation and amortization                                      241              159                           400
  Racing facility rental                                                              801        (800)                1
  Marketing                                                                           310                           310
  General and administrative expense                                  83              476          (3)              556
  Card club costs                                                                      29                            29
                                                              ----------       ----------       -----        ----------

          Total                                                      324            9,461        (803)            8,982
                                                              ----------       ----------       -----        ----------

INCOME BEFORE INCOME TAX PROVISION                                   579              126                           705

INCOME TAX PROVISION                                                                   58                            58
                                                              ----------       ----------       -----        ----------

NET INCOME                                                    $      579       $       68       $--          $      647
                                                              ==========       ==========       =====        ==========

NET INCOME PER SHARE                                          $      .10       $      .01                    $      .11
                                                              ==========       ==========                    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                           5,753,257        5,753,257                     5,753,257
                                                              ==========       ==========                    ==========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                          MARCH 31,        DECEMBER 31,
                                                                            1996               1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $  6,129           $  7,307
  Securities available for sale (at fair value)                              1,525              1,187
  Securities held to maturity (at cost)                                      7,340              7,077
  Amounts held on deposit for Thoroughbred horse owners                          2              3,056
  Accounts receivable (net of allowance for doubtful accounts of
     $132 in 1996 and $82 in 1995)                                           1,482              2,442
  Prepaid expenses                                                             530                377
                                                                          --------           --------

          Total current assets                                              17,008             21,446
                                                                          --------           --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                       2,962              2,645
  Racing plant                                                              23,705             23,906
  Tennis facility                                                              308                308
  Equipment and leasehold equipment                                         10,724             10,088
                                                                          --------           --------

          Total                                                             37,699             36,947

  Accumulated depreciation and amortization                                (21,116)           (20,759)
                                                                          --------           --------

          Property, plant and equipment - net                               16,583             16,188
                                                                          --------           --------

OTHER ASSETS (net of accumulated amortization of
  $1,260 in 1996 and $1,221 in 1995)                                           185                223
                                                                          --------           --------

DEFERRED INCOME TAXES                                                           78                 78
                                                                          --------           --------

TOTAL ASSETS                                                              $ 33,854           $ 37,935
                                                                          ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $  2,844           $  4,676
  Accrued liabilities                                                        1,870              1,530
  Accrued purses                                                               549              1,014
  Due to Thoroughbred horse owners                                               2              3,056
  Income taxes payable                                                       1,240                 75
  Uncashed pari-mutuel tickets and vouchers                                     96              4,477
                                                                          --------           --------

          Total current liabilities                                          6,601             14,828
                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                                    116                116
  Additional paid in capital                                                18,385             18,385
  Retained earnings                                                          8,625              4,817
  Unrealized gain (loss) on securities available for sale                      127               (211)
                                                                          --------           --------

          Total stockholders' equity                                        27,253             23,107
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 33,854           $ 37,935
                                                                          ========           ========



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                       1996              1995

OPERATING ACTIVITIES:
  Net income                                                         $ 3,808           $   647
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                        396               400
    Property transfer                                                    201
    Changes in operating assets and liabilities:
      Accounts receivable                                                960              (380)
      Amounts held on deposit for Thoroughbred horse owners            3,054             2,784
      Income taxes receivable and payable                              1,165              (372)
      Prepaid expenses and other current assets                         (153)             (516)
      Accounts payable                                                (1,832)           (1,920)
      Accrued liabilities                                                340              (706)
      Accrued purses                                                    (465)           (1,398)
      Due to Thoroughbred horse owners                                (3,054)           (2,784)
      Uncashed pari-mutuel tickets and vouchers                       (4,381)           (1,726)
                                                                     -------           -------

          Net cash provided by (used in) operating activities             39            (5,971)
                                                                     -------           -------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                             (3,638)           (4,130)
  Maturities of securities held to maturity                            3,375             3,860
  Purchase of property, plant and equipment                             (954)             (626)
                                                                     -------           -------

          Net cash used in investing activities                       (1,217)             (896)
                                                                     -------           -------


DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,178)           (6,867)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       7,307             9,356
                                                                     -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 6,129           $ 2,489
                                                                     =======           =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                      BAY MEADOWS
                                     CALIFORNIA        OPERATING
                                       JOCKEY         COMPANY AND
                                        CLUB          SUBSIDIARY       ELIMINATIONS        COMBINED
Balance at January 1, 1996             $21,878          $1,229                              $23,107

Net income                               1,931           1,877                                3,808
Unrealized gain on securities
  available for sale                       338                                                  338
                                       -------          ------                              -------

Balance at March 31, 1996              $24,147          $3,106                              $27,253
                                       =======          ======                              =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                     BAY MEADOWS
                                      CALIFORNIA      OPERATING
                                        JOCKEY       COMPANY AND
                                         CLUB        SUBSIDIARY      ELIMINATIONS        COMBINED
Balance at January 1, 1995             $21,970          $748                              $22,718

Net income                                 579            68                                  647
Unrealized gain on securities
  available for sale                       175                                                175
                                       -------          ----                              -------

Balance at March 31, 1995              $22,724          $816                              $23,540
                                       =======          ====                              =======



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                       MARCH 31,        DECEMBER 31,
                                                                         1996               1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $  1,347           $    989
  Securities available for sale (at fair value)                           1,525              1,187
  Securities held to maturity (at cost)                                   7,340              7,077
  Accounts receivable                                                         8                  7
  Receivable from Bay Meadows Operating Company                           2,008                569
                                                                       --------           --------

          Total current assets                                           12,228              9,829
                                                                       --------           --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                    2,962              2,645
  Racing plant                                                           23,705             23,906
  Tennis facility                                                           308                308
  Equipment                                                                 456                456
                                                                       --------           --------

          Total                                                          27,431             27,315

  Accumulated depreciation                                              (15,227)           (14,997)
                                                                       --------           --------

          Property, plant and equipment - net                            12,204             12,318
                                                                       --------           --------

TOTAL ASSETS                                                           $ 24,432           $ 22,147
                                                                       ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                     $    172           $    129
  Accrued liabilities                                                       113                140
                                                                       --------           --------

          Total current liabilities                                         285                269
                                                                       --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                                  58                 58
  Additional paid in capital                                             17,597             17,597
  Retained earnings                                                       6,365              4,434
  Unrealized gain (loss) on securities available for sale                   127               (211)
                                                                       --------           --------

          Total stockholders' equity                                     24,147             21,878
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 24,432           $ 22,147
                                                                       ========           ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                         1996            1995
OPERATING ACTIVITIES:
  Net income                                                           $ 1,931           $ 579
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                           230             241
    Property transfer                                                      201
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (1)             38
      Receivable from Bay Meadows Operating Company                     (1,439)           (589)
      Prepaid expenses and other assets                                                     28
      Accounts payable                                                      43             (81)
      Accrued liabilities                                                  (27)             16
                                                                       -------           -----

          Net cash provided by operating activities                        938             232
                                                                       -------           -----

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                               (3,638)         (4,130)
  Maturities of securities held to maturity                              3,375           3,860
  Purchase of property, plant and equipment                               (317)           (254)
                                                                       -------           -----

          Net cash used in investing activities                           (580)           (524)
                                                                       -------           -----


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           358            (292)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           989             412
                                                                       -------           -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,347           $ 120
                                                                       =======           =====


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                                                        MARCH 31,       DECEMBER 31,
                                                                                                          1996             1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                             $  4,782           $  6,318
  Amounts held on deposit for Thoroughbred horse owners                                                        2              3,056
  Accounts receivable (net of allowance for doubtful accounts of $132 in 1996 and $82 in 1995)             1,474              2,435
  Prepaid expenses and other current assets                                                                  530                377
                                                                                                        --------           --------

          Total current assets                                                                             6,788             12,186
                                                                                                        --------           --------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                                                                    10,268              9,631
  Accumulated depreciation and amortization                                                               (5,889)            (5,761)
                                                                                                        --------           --------

          Property, plant and equipment - net                                                              4,379              3,870
                                                                                                        --------           --------

OTHER ASSETS (net of accumulated amortization of $1,260 in 1996 and $1,221 in 1995)                          185                223
                                                                                                        --------           --------

DEFERRED INCOME TAXES                                                                                         78                 78
                                                                                                        --------           --------

TOTAL ASSETS                                                                                            $ 11,430           $ 16,357
                                                                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                      $  2,672           $  4,547
  Accrued liabilities                                                                                      1,757              1,390
  Accrued purses                                                                                             549              1,014
  Due to Thoroughbred horse owners                                                                             2              3,056
  Payable to California Jockey Club                                                                        2,008                569
  Income taxes payable                                                                                     1,240                 75
  Uncashed pari-mutuel tickets and vouchers                                                                   96              4,477
                                                                                                        --------           --------

          Total current liabilities                                                                        8,324             15,128
                                                                                                        --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock .01 par value authorized 10,000,000 shares; issued and outstanding:
  5,763,257 shares                                                                                            58                 58
  Additional paid in capital                                                                                 788                788
  Retained earnings                                                                                        2,260                383
                                                                                                        --------           --------

          Total stockholders' equity                                                                       3,106              1,229
                                                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                              $ 11,430           $ 16,357
                                                                                                        ========           ========


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                       1996             1995
OPERATING ACTIVITIES:
  Net income                                                         $ 1,877           $    68
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                        166               159
    Changes in operating assets and liabilities:
      Accounts receivable                                                961              (418)
      Amounts held on deposit for Thoroughbred horse owners            3,054             2,784
      Income taxes receivable and payable                              1,165              (372)
      Prepaid expenses and other assets                                 (153)             (544)
      Accounts payable                                                (1,875)           (1,839)
      Accrued liabilities                                                367              (722)
      Accrued purses                                                    (465)           (1,398)
      Due to Thoroughbred horse owners                                (3,054)           (2,784)
      Payable to California Jockey Club                                1,439               589
      Uncashed pari-mutuel tickets and vouchers                       (4,381)           (1,726)
                                                                     -------           -------

          Net cash used in provided by operating activities             (899)           (6,203)
                                                                     -------           -------

NET CASH USED IN INVESTING ACTIVITIES -  Purchase of
  property, plant and equipment                                         (637)             (372)
                                                                     -------           -------


DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,536)           (6,575)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       6,318             8,944
                                                                     -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 4,782           $ 2,369
                                                                     =======           =======



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements include condensed unaudited financial statements of California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows") on a combined basis and for each company individually. All significant affiliate and intercompany balances and transactions have been eliminated on the combined financial statements. The accompanying condensed unaudited financial statements should be read in conjunction with the companies' 1995 Annual Report. Net income per share is computed as net income divided by weighted average shares outstanding. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

     In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for Cal Jockey and Bay Meadows individually, have been included in the financial statements. The results of operations for the three months ended March 31, 1996, are not indicative of the results that may be expected for the year ending December 31, 1996, because of the seasonal nature of the operations.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Bay Meadows Operating Company ("Bay Meadows") has been allocated 118 racing days for the year ending December 31, 1996 versus 108 racing days for 1995. Of these days, Bay Meadows conducted 63 days of racing in the three months ended March 31, 1996 versus 20 days in the same period in 1995. Historically, Bay Meadows and California Jockey Club have derived a major portion of their revenues from the racing meet.

California Jockey Club

Results of Operations: Quarter Ended March 31, 1996
Compared with Quarter Ended March 31, 1995

Total revenues for California Jockey Club ("Cal Jockey") increased $1,435,000 (259%) for the three months ended March 31, 1996, compared to the same period in the prior year. Rental income derived from the leasing of its racing facility is based on Bay Meadows' racing revenues and increased $1,412,000 as a result of 43 more racing days in the first three months of 1996 than in the same period in 1995.

Expenses for the three months ended March 31, 1996, increased $83,000 (26%), primarily as a result of professional fees incurred in 1996.

Liquidity and Capital Resources

The liquid assets (cash and marketable securities) of Cal Jockey increased to $10,212,000 at March 31, 1996, from $9,253,000 at December 31, 1995. This increase was the result of the timing of the payments from Bay Meadows Operating Company and the increase in the fair market value of the securities available for sale. Cal Jockey has guaranteed a $6,000,000 line of credit that Bay Meadows has with a bank, which expires on May 31, 1996. As of March 31, 1996, there were no borrowings outstanding on this line of credit.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

Bay Meadows Operating Company and Subsidiaries

Results of Operations:  Quarter Ended March 31, 1996
Compared with Quarter Ended March 31, 1995

Total revenues increased $17,105,000 (259%) for the three months ended March 31, 1996 compared with the same period in 1995. This was due to an increase in pari-mutuel revenues of $15,563,000. Pari-mutuel revenues increased due primarily to there being 43 more racing days in the first three months of 1996 than in the same period in 1995.

Other revenues were positively impacted by the same factors which affected pari-mutuel revenues. Admissions, program, parking and other racing income increased $751,000, and concession sales increased $398,000. In addition, interest income increased due to higher investment balances.

Total costs and expenses increased $14,096,000 (249%) for the three months ended March 31, 1996, compared with the same period in the prior year. This was due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($6,745,000), (ii) commissions paid to guest locations ($1,110,000), (iii) direct operating costs ($3,921,000) and (iv) racing facility rental ($1,417,000).

Liquidity and Capital Resources

The liquid assets (cash and cash equivalents) of Bay Meadows decreased to $4,782,000 at March 31, 1996, from $6,318,000 at December 31, 1995. This decrease is due to the conclusion of the racing meet. Bay Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows has a $6,000,000 bank line of credit that expires on May 31, 1996, for which Cal Jockey has guaranteed all borrowings. As of March 31, 1996, there were no borrowings outstanding on this line of credit. Management believes that Bay Meadows can meet its funding needs for the foreseeable future through internally generated funds and the utilization of the line of credit.

As of March 31, 1996, Bay Meadows' current liabilities exceeded its current assets by $1,536,000. The current ratio (current assets to current liabilities) was .82 to 1 at March 31, 1996, compared to .81 to 1 at December 31, 1995.

                                            PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Bay Meadows and Cal Jockey are, in the ordinary course of business, involved in litigation and other legal matters.

            Cal Jockey is party to an administrative proceeding with the City of San Mateo regarding the treatment of the waste water from the Bay Meadows barn area (See Item 1 - "California Jockey Club - Water Treatment System").

            Bay Meadows Foundation v. Bay Meadows Operating Company and California Jockey Club

            On December 29, 1995, the Bay Meadows Foundation filed a complaint in San Mateo Superior Court against Cal Jockey and Bay Meadows.
            The complaint alleges failure to properly calculate and pay charity proceeds as required by law and includes causes of action for violation of statute, breach of fiduciary duty and imposition of a constructive trust and accounting. Specifically, the complaint alleges that Bay Meadows improperly deducted rent payments made to its affiliate, Cal Jockey, from the charity net proceeds. The complaint also seeks punitive damages and attorney's fees. On March 25, 1996, Cal Jockey and Bay Meadows filed their answer to the complaint. The answer denies the allegations of the complaint and asserts affirmative defenses against the Bay Meadows Foundation. Specifically, Cal Jockey and Bay Meadows maintain that the deduction of rent payments was lawful and consistent with both the administrative determination made by the California Horse Racing Board ("CHRB") in 1991 that such rent payments were deductible and the financial reporting instructions subsequently promulgated by the CHRB. The parties are currently engaged in civil discovery and Cal Jockey and Bay Meadows plan to vigorously defend themseles against the lawsuit.

            Pauline Madera v. Bay Meadows Operating Company and Morris Webb

            On December 20, 1995, Ms. Madera, a current employee of Bay
            Meadows Catering, filed a complaint for damages for sexual battery, intentional infliction of emotional distress, negligent infliction of emotional distress and sexual harassment in violation of public policy. The complaint seeks unspecified damages. Mr. Webb is a former employee of Bay Meadows Catering. Defendant answered and removed the action to federal court.
            Pursuant to federal rules, discovery is stayed until May 17, 1996, when the parties will appear in court for the initial case management conference. Neither Ms. Madera nor Mr. Webb were or are employed in a management or supervisory position by Bay
            Meadows.  Bay Meadows plans to vigoursly defend against the lawsuit.

            Management believes that pending legal actions against either of the Companies are not expected to have a material impact on the separate or combined financial statements of the Companies.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

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

DATED:  May 14, 1996

                                     CALIFORNIA JOCKEY CLUB

                                     /s/  James M. Harris
                                     -------------------------------------------
                                     James M. Harris
                                     President, Treasurer and Controller
                                     (Principal Executive and Financial Officer)

                                     BAY MEADOWS OPERATING COMPANY

                                     /s/  F. Jack Liebau
                                     -------------------------------------------
                                     F. Jack Liebau
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)