Form 10-Q
period 1996-06-30
BAY MEADOWS OPERATING CO
filed 1996-08-14
CIK 715273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ____________________ to _____________________


                          Commission File Number 1-9319

                             CALIFORNIA JOCKEY CLUB
             (Exact name of registrant as specified in its charter)

           Delaware                                              94-0358820
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                   94-0358820
                      (I.R.S. Employer Identification No.)

2600 S. Delaware Street, San Mateo, California                     94403
   (Address of principal executive offices)                      (Zip Code)

                                 (415) 573-4514
              (Registrant's telephone number, including area code)

                                 Not Applicable
            (Former name, former address and former fiscal year, if
                           changed since last report)


                          Commission File Number 1-9320

                          BAY MEADOWS OPERATING COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                             94-2878485
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                   94-2878485
                      (I.R.S. Employer Identification No.)

2600 S. Delaware Street, San Mateo, California                      94402
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

Yes X . No    .
   ---     ---
The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on August 2, 1996, was as follows:

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

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996
(In thousands, except share and per share amounts)    (Unaudited)

                                                                  Bay Meadows
                                                 California        Operating
                                                   Jockey         Company and
                                                    Club          Subsidiary     Eliminations     Combined
REVENUES:
  Pari-mutuel revenue                                             $   23,534                     $   23,534
  Producer fees                                                          398                            398
  Admissions, programs, parking and
    other racing income                                                2,731                          2,731
  Concession sales                                                     1,218                          1,218
  Rental of racing facility                      $    2,610              430       $(2,610)             430
  Interest and dividend income                          250               93            (4)             339
  Other income                                            5              924                            929
                                                 ----------       ----------       -------       ----------
          Total                                       2,865           29,328        (2,614)          29,579
                                                 ----------       ----------       -------       ----------
COSTS AND EXPENSES:
  Purses and incentive awards                                          9,639                          9,639
  Commissions paid to guest tracks                                     1,599                          1,599
  Direct operating costs                                              10,574                         10,574
  Cost of concession sales                                               368                            368
  Depreciation and amortization                         459              333                            792
  Racing facility rental                                               2,622        (2,610)              12
  Marketing                                                              736                            736
  General and administrative expense                    432            1,632            (4)           2,060
                                                 ----------       ----------       -------       ----------
          Total                                         891           27,503        (2,614)          25,780
                                                 ----------       ----------       -------       ----------
INCOME BEFORE INCOME TAX PROVISION                    1,974            1,825                          3,799

INCOME TAX PROVISION                                                     730                            730
                                                 ----------       ----------       -------       ----------
NET INCOME                                       $    1,974       $    1,095       $     -       $    3,069
                                                 ==========       ==========       =======       ==========
PER SHARE AMOUNTS:
  NET INCOME                                     $     0.34            $0.19                          $0.53
                                                 ==========       ==========       =======       ==========
  DIVIDEND                                       $     0.40                                           $0.40
                                                 ==========       ==========       =======       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              5,763,257        5,763,257                      5,763,257
                                                 ==========       ==========       =======       ==========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995
(In thousands, except share and per share amounts) (Unaudited)

                                                                       Bay Meadows
                                                          California    Operating
                                                            Jockey     Company and
                                                             Club      Subsidiary  Eliminations   Combined
REVENUES:
  Pari-mutuel revenue                                                   $   11,914               $   11,914
  Producer fees                                                                209                      209
  Admissions, programs, parking and other racing income                      2,273                    2,273
  Concession sales                                                             948                      948
  Rental of racing facility                                $    1,404          625      $(1,404)        625
  Interest and dividend income                                    229           82                      311
  Other income                                                      4          774           (4)        774
                                                           ----------   ----------      -------  ----------
          Total                                                 1,637       16,825       (1,408)     17,054
                                                           ----------   ----------      -------  ----------
COSTS AND EXPENSES:
  Purses and incentive awards                                                4,574                    4,574
  Commissions paid to guest tracks                                             775                      775
  Direct operating costs                                                     7,579                    7,579
  Cost of concession sales                                                     306                      306
  Depreciation and amortization                                   481          318                      799
  Racing facility rental                                                     1,409       (1,404)          5
  Marketing                                                                    452                      452
  General and administrative expense                              194        1,349           (4)      1,539
  Card club costs                                                              164                      164
                                                           ----------   ----------      -------  ----------
          Total                                                   675       16,926       (1,408)     16,193
                                                           ----------   ----------      -------  ----------
INCOME (LOSS) BEFORE TAXES                                        962         (101)                     861

INCOME TAX BENEFIT                                                              46                       46
                                                           ----------   ----------      -------  ----------
NET INCOME (LOSS)                                          $      962   $      (55)      $  -    $      907
                                                           ==========   ==========      =======  ==========
PER SHARE AMOUNTS:
  NET INCOME (LOSS)                                        $     0.17   $    (0.01)              $     0.16
                                                           ==========   ==========      =======  ==========
  DIVIDEND                                                 $     0.25                            $     0.25
                                                           ==========   ==========      =======  ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        5,756,019    5,756,019                5,756,019
                                                           ==========   ==========      =======  ==========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996
(In thousands, except share and per share amounts)    (Unaudited)
- --------------------------------------------------------------------------------

                                                                        Bay Meadows
                                                           California    Operating
                                                             Jockey     Company and
                                                              Club       Subsidiary     Eliminations   Combined
REVENUES:
  Pari-mutuel revenue                                                   $       701                    $      701
  Admissions, programs, parking and other racing income                         796                           796
  Concession sales                                                              363                           363
  Rental of racing facility                                 $     398           290         (398)             290
  Interest and dividend income                                    127             7                           134
  Other income                                                      2           479                           481
                                                            ---------   -----------      -------       ----------

          Total                                                   527         2,636         (398)           2,765
                                                            ---------   -----------      -------       ----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                     5                             5
  Direct operating costs                                                      2,503                         2,503
  Cost of concession sales                                                      135                           135
  Depreciation and amortization                                   229           167                           396
  Racing facility rental                                                        404         (398)               6
  Marketing                                                                     125                           125
  General and administrative expense                              255           607                           862
                                                            ---------   -----------      -------       ----------

          Total                                                   484         3,946         (398)           4,032
                                                            ---------   -----------      -------       ----------

INCOME (LOSS) BEFORE TAXES                                         43        (1,310)                       (1,267)

INCOME TAX BENEFIT                                                              528                           528
                                                            ---------   -----------      -------       ----------

NET INCOME (LOSS)                                           $      43   $      (782)     $   --        $     (739)
                                                            =========   ===========      =======       ==========

PER SHARE AMOUNTS:
  NET INCOME (LOSS)                                         $     .01   $      (.14)                   $     (.13)
                                                            =========   ===========                    ==========

  DIVIDEND                                                  $     .40                                  $      .40
                                                            =========                                  ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        5,763,257     5,763,257                     5,763,257
                                                            =========     =========                     =========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995
(In thousands, except share and per share amounts)     (Unaudited)
- --------------------------------------------------------------------------------

                                                                        Bay Meadows
                                                            California   Operating
                                                              Jockey    Company and
                                                               Club      Subsidiary     Eliminations    Combined
REVENUES:
  Pari-mutuel revenue                                                   $     4,644                   $     4,644
  Producer fees                                                                  64                            64
  Admissions, programs, parking and other racing income                       1,089                         1,089
  Concession sales                                                              491                           491
  Rental of racing facility                               $       604           461    $      (604)           461
  Interest and dividend income                                    128            21                           149
  Other income                                                      2           468             (1)           469
                                                          -----------   -----------    -----------    -----------

          Total                                                   734         7,238           (605)         7,367
                                                          -----------   -----------    -----------    -----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                 1,685                         1,685
  Commissions paid to guest tracks                                              286                           286
  Direct operating costs                                                      3,429                         3,429
  Cost of concession sales                                                      148                           148
  Depreciation and amortization                                   240           159                           399
  Racing facility rental                                                        608           (604)             4
  Marketing                                                                     142                           142
  General and administrative expense                              111           873             (1)           983
  Card Club costs                                                               135                           135
                                                          -----------   -----------    -----------    -----------

          Total                                                   351         7,465           (605)         7,211
                                                          -----------   -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXES                                        383          (227)                          156

INCOME TAX BENEFIT                                                              104                           104
                                                          -----------   -----------    -----------    -----------

NET INCOME (LOSS)                                         $       383   $      (123)   $      --      $       260
                                                          ===========   ===========    ===========    ===========

PER SHARE AMOUNTS:
NET INCOME (LOSS)                                         $       .07   $      (.02)                  $       .05
                                                          ===========   ===========                   ===========

DIVIDEND                                                  $       .25                                 $       .25
                                                          ===========                                 ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        5,758,752     5,758,752                     5,758,752
                                                            =========     =========                     =========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(In thousands, except per share amounts)    (Unaudited)
- --------------------------------------------------------------------------------

                                                                   June 30,  December 31,
                                                                     1996        1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  2,506    $  7,307
  Securities available for sale (at fair value)                       1,263       1,187
  Securities held to maturity (at cost)                               6,884       7,077
  Amounts held on deposit for Thoroughbred horse owners                 136       3,056
  Accounts receivable (net of allowance for doubtful accounts of
     $77 in 1996 and $82 in 1995)                                       184       2,442
  Prepaid expenses                                                      799         377
                                                                   --------    --------

          Total current assets                                       11,772      21,446
                                                                   --------    --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                3,312       2,645
  Racing plant                                                       23,986      23,906
  Tennis facility                                                       308         308
  Equipment and leasehold improvements                               10,971      10,088
                                                                   --------    --------

          Total                                                      38,577      36,947
  Accumulated depreciation and amortization                         (21,474)    (20,759)
                                                                   --------    --------

          Property, plant and equipment - net                        17,103      16,188
                                                                   --------    --------

OTHER ASSETS (net of accumulated amortization of
  $1,260 in 1996 and $1,221 in 1995)                                    139         223
                                                                   --------    --------

DEFERRED INCOME TAXES                                                    78          78
                                                                   --------    --------

TOTAL ASSETS                                                       $ 29,092    $ 37,935
                                                                   ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  1,259    $  4,676
  Accrued liabilities                                                   555       1,530
  Accrued purses                                                        327       1,014
  Due to Thoroughbred horse owners                                      136       3,056
  Income taxes payable                                                  712          75
  Note Payable                                                        2,000
  Uncashed pari-mutuel tickets and vouchers                             156       4,477
                                                                   --------    --------

          Total current liabilities                                   5,145      14,828
                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                             116         116
  Additional paid in capital                                         18,385      18,385
  Retained earnings                                                   5,581       4,817
  Unrealized loss on securities available for sale                     (135)       (211)
                                                                   --------    --------

          Total stockholders' equity                                 23,947      23,107
                                                                   --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 29,092    $ 37,935
                                                                   ========    ========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(IN THOUSANDS)       (UNAUDITED)
- ------------------------------------------------------------------------------------------

                                                                      1996          1995
OPERATING ACTIVITIES:
  Net income                                                        $ 3,069        $   907
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                       792            799
    Changes in operating assets and liabilities:
      Accounts receivable                                             2,258            246
      Amounts held on deposit for Thoroughbred horse owners           2,920          3,001
      Income taxes receivable and payable                               637           (372)
      Prepaid expenses and other current assets                        (414)          (645)
      Accounts payable                                               (3,417)        (1,908)
      Accrued liabilities                                              (975)        (1,415)
      Accrued purses                                                   (687)        (1,850)
      Due to Thoroughbred horse owners                               (2,920)        (3,001)
      Uncashed pari-mutuel tickets and vouchers                      (4,321)        (2,014)
                                                                    -------        -------

          Net cash used in operating activities                      (3,058)        (6,252)
                                                                    -------        -------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                            (8,382)         1,255
  Maturities of securities held to maturity                           8,575
  Purchase of property, plant and equipment                          (1,631)        (1,187)
                                                                    -------        -------

          Net cash provided by (used in) investing activities        (1,438)            68
                                                                    -------        -------

FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                   2,000
  Dividends                                                          (2,305)        (1,441)
  Stock options exercised                                                              123
                                                                    -------        -------
          Net cash used in financing activities                        (305)        (1,318)
                                                                    -------        -------

DECREASE IN CASH AND CASH EQUIVALENTS                                (4,801)        (7,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      7,307          9,356
                                                                    -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,506        $ 1,854
                                                                    =======        =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
- ---------------------------------------------------------------------------------------

                                                 BAY MEADOWS
                                   CALIFORNIA     OPERATING
                                     JOCKEY      COMPANY AND
                                      CLUB        SUBSIDIARY    ELIMINATIONS   COMBINED

Balance at January 1, 1996          $21,878        $ 1,229                      $23,107

Net income                            1,974          1,095                        3,069
Dividends ($.40/share)               (2,305)                                     (2,305)
Unrealized gain on securities
  available for sale                     76                                          76
                                    -------        -------                      -------

Balance at June 30, 1996            $21,623        $ 2,324                      $23,947
                                    =======        =======                      =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
- ------------------------------------------------------------------------------------------

                                                  BAY MEADOWS
                                   CALIFORNIA      OPERATING
                                     JOCKEY       COMPANY AND
                                      CLUB         SUBSIDIARY      ELIMINATIONS   COMBINED

Balance at January 1, 1995          $21,970        $   748                         $22,718

Net income (loss)                       962            (55)                            907
Dividends ($.25/share)               (1,441)                                        (1,441)
Stock options exercised                 119              4                             123
Unrealized gain on securities
  available for sale                     75                                             75
                                    -------        -------                         -------

Balance at June 30, 1995            $21,685        $   697                         $22,382
                                    =======        =======                         =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)    (UNAUDITED)
- ----------------------------------------------------------------------------------------------

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1996            1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    925        $    989
  Securities available for sale (at fair value)                        1,263           1,187
  Securities held to maturity (at cost)                                6,884           7,077
  Accounts receivable                                                      9               7
  Receivable from Bay Meadows Operating Company                          220             569
                                                                    --------        --------

          Total current assets                                         9,301           9,829
                                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                 3,312           2,645
  Racing plant                                                        23,986          23,906
  Tennis facility                                                        308             308
  Equipment                                                              456             456
                                                                    --------        --------

          Total                                                       28,062          27,315

  Accumulated depreciation                                           (15,456)        (14,997)
                                                                    --------        --------

          Property, plant and equipment - net                         12,606          12,318
                                                                    --------        --------

TOTAL ASSETS                                                        $ 21,907        $ 22,147
                                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $     67        $    129
  Accrued liabilities                                                    217             140
                                                                    --------        --------

          Total current liabilities                                      284             269
                                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                               58              58
  Additional paid in capital                                          17,597          17,597
  Retained earnings                                                    4,103           4,434
  Unrealized loss on securities available for sale                      (135)           (211)
                                                                    --------        --------

          Total stockholders' equity                                  21,623          21,878
                                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 21,907        $ 22,147
                                                                    ========        ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(IN THOUSANDS)     (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                     1996           1995

OPERATING ACTIVITIES:
  Net income                                                        $ 1,974        $   962
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                        459            481
    Changes in operating assets and liabilities:
      Accounts receivable                                                (2)           (74)
      Receivable from Bay Meadows Operating Company                     349            345
      Prepaid expenses and other assets                                  26
      Accounts payable                                                  (62)           (69)
      Accrued liabilities                                                77             30
                                                                    -------        -------

          Net cash provided by operating activities                   2,795          1,701
                                                                    -------        -------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                            (8,382)         1,255
  Maturities of securities held to maturity                           8,575
  Purchase of property, plant and equipment                            (747)          (319)
                                                                    -------        -------

          Net cash provided by (used in) investing activities          (554)           936
                                                                    -------        -------

FINANCING ACTIVITIES:
  Dividends                                                          (2,305)        (1,441)
  Stock options exercised                                                              119
                                                                    -------        -------
          Net cash used in financing activities                      (2,305)        (1,322)
                                                                    -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (64)         1,315

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        989            412
                                                                    -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   925        $ 1,727
                                                                    =======        =======

See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                                      JUNE 30,       DECEMBER 31,
                                                                                                       1996             1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                          $  1,581         $  6,318
  Amounts held on deposit for Thoroughbred horse owners                                                   136            3,056
  Accounts receivable (net of allowance for doubtful accounts of $77 in 1996 and $82 in 1995)             175            2,435
  Prepaid expenses and other current assets                                                               799              377
                                                                                                     --------         --------

          Total current assets                                                                          2,691           12,186
                                                                                                     --------         --------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                                                                 10,515            9,631
  Accumulated depreciation and amortization                                                            (6,018)          (5,761)
                                                                                                     --------         --------

          Property, plant and equipment - net                                                           4,497            3,870
                                                                                                     --------         --------

OTHER ASSETS (net of accumulated amortization of $1,260 in 1996 and $1,221 in 1995)                       139              223
                                                                                                     --------         --------

DEFERRED INCOME TAXES                                                                                      78               78
                                                                                                     --------         --------

TOTAL ASSETS                                                                                         $  7,405         $ 16,357
                                                                                                     ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                   $  1,192         $  4,547
  Accrued liabilities                                                                                     338            1,390
  Accrued purses                                                                                          327            1,014
  Due to Thoroughbred horse owners                                                                        136            3,056
  Payable to California Jockey Club                                                                       220              569
  Income taxes payable                                                                                    712               75
  Note payable                                                                                          2,000
  Uncashed pari-mutuel tickets and vouchers                                                               156            4,477
                                                                                                     --------         --------

          Total current liabilities                                                                     5,081           15,128
                                                                                                     --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock .01 par value authorized 10,000,000 shares; issued and outstanding:
  5,763,257 shares                                                                                         58               58
  Additional paid in capital                                                                              788              788
  Retained earnings                                                                                     1,478              383
                                                                                                     --------         --------

          Total stockholders' equity                                                                    2,324            1,229
                                                                                                     --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $  7,405         $ 16,357
                                                                                                     ========         ========


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(IN THOUSANDS) (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                    1996             1995
OPERATING ACTIVITIES:
  Net income (loss)                                                $ 1,095         $   (55)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                      333             318
    Changes in operating assets and liabilities:
      Accounts receivable                                            2,260             320
      Amounts held on deposit for Thoroughbred horse owners          2,920           3,001
      Income taxes receivable and payable                              637            (372)
      Prepaid expenses and other assets                               (414)           (671)
      Accounts payable                                              (3,355)         (1,839)
      Accrued liabilities                                           (1,052)         (1,445)
      Accrued purses                                                  (687)         (1,850)
      Due to Thoroughbred horse owners                              (2,920)         (3,001)
      Payable to California Jockey Club                               (349)           (345)
      Uncashed pari-mutuel tickets and vouchers                     (4,321)         (2,014)
                                                                   -------         -------

          Net cash used in operating activities                     (5,853)         (7,953)
                                                                   -------         -------

NET CASH USED IN INVESTING ACTIVITIES -  Purchase of
  property, plant and equipment                                       (884)           (868)
                                                                   -------         -------

FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                  2,000
  Stock option exercised                                                                 4
                                                                   -------         -------
          Net cash provided by financing activities                  2,000              4
                                                                   -------         -------

DECREASE IN CASH AND CASH EQUIVALENTS                               (4,737)         (8,817)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,318           8,944
                                                                   -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 1,581         $   127
                                                                   =======         =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

     In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for Cal Jockey and Bay Meadows individually, have been included in the financial statements. The results of operations for the six months ended June 30, 1996, are not indicative of the results that may be expected for the year ending December 31, 1996, because of the seasonal nature of the operations.

2.   PROPERTY, PLANT AND EQUIPMENT

     At June 30, 1996, land included $2,620,000 of land subject to Agreements of Sale. This amount includes $2,129,000 in costs incurred to develop the land including zoning and engineering costs. No assurance can be gained that such activities will ultimately result in the development or sale of such land.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Bay Meadows Operating Company ("Bay Meadows") has been allocated 115 racing days for the year ending December 31, 1996 versus 108 racing days for calendar year 1995. Of these days, Bay Meadows conducted 63 days of racing in the six months ended June 30, 1996 versus 30 days in the same period in 1995. Historically, Bay Meadows and California Jockey Club have derived a major portion of their revenues from the racing meet.

California Jockey Club

Results of Operations: Six Months Ended June 30, 1996
Compared with Six Months Ended June 30, 1995

Total revenues for California Jockey Club ("Cal Jockey") increased $1,228,000 (75%) for the six months ended June 30, 1996, compared to the same period in the prior year. Rental income derived from the leasing of its racing facility is based on Bay Meadows' racing revenues and increased $1,228,000 as a result of 33 more racing days in the first six months of 1996 than in the same period in 1995.

Expenses for the six months ended June 30, 1996, increased $216,000 (32%), primarily as a result of professional fees incurred in 1996.

Liquidity and Capital Resources

The liquid assets (cash and marketable securities) of Cal Jockey decreased to $9,072,000 at June 30, 1996, from $9,253,000 at December 31, 1995. This decrease was the result of the timing of the payments from Bay Meadows Operating Company partially offset by the increase in the fair market value of the securities available for sale. Bay Meadows has received a signed commitment to extend its $6,000,000 bank line of credit through June 1, 1998. The terms of the extension are substantially the same as the terms of the previous bank line of credit and the extension is subject to a number of conditions, including Cal Jockey's continuing guarantee of the $6,000,000 line of credit. As of June 30, 1996 there were $2,000,000 of borrowings outstanding under this bank line of credit.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

Bay Meadows Operating Company and Subsidiary

Results of Operations:  Six Months Ended June 30, 1996
Compared with Six Months Ended June 30, 1995

Total revenues increased $12,503,000 (74%) for the six months ended June 30, 1996 compared with the same period in 1995. This was due to an increase in pari-mutuel revenues of $11,620,000. Pari-mutuel revenues increased due primarily to an additional 33 more racing days in the first six months of 1996 compared to the same period in 1995.

Other revenues were positively impacted by the same factors which affected pari-mutuel revenues. Admissions, program, parking and other racing income increased $458,000, and concession sales increased $270,000.

Total costs and expenses increased $10,577,000 (62%) for the six months ended June 30, 1996, compared with the same period in the prior year. This was due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($5,065,000), (ii) commissions paid to guest locations ($824,000), (iii) direct operating costs ($2,995,000) and (iv) racing facility rental ($1,213,000).

Liquidity and Capital Resources

The liquid assets (cash and cash equivalents) of Bay Meadows decreased to $1,581,000 at June 30, 1996, from $6,318,000 at December 31, 1995. This decrease is mostly due to the conclusion of the 1995/1996 racing meet and the settlement of liabilities related to the meet. Bay Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows has received a signed commitment to extend its $6,000,000 bank line of credit through June 1, 1998. The terms of the extension are substantially the same as the terms of the previous bank line of credit and the extension is subject to a number of conditions, including Cal Jockey's continuing guarantee of the $6,000,000 line of credit. As of June 30, 1996 there were $2,000,000 of borrowings outstanding under this bank line of credit. Management believes that Bay Meadows can meet its funding needs for the foreseeable future through internally generated funds and the utilization of the line of credit.

As of June 30, 1996, Bay Meadows' current liabilities exceeded its current assets by $2,390,000. The current ratio (current assets to current liabilities) was .53 to 1 at June 30, 1996, compared to .81 to 1 at December 31, 1995.

                           PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Bay Meadows Annual Meeting

Bay Meadows held its 1996 Annual Meeting of Stockholders (the "Annual Meeting") on July 12, 1996 at which the Bay Meadows stockholders (1) elected five directors to serve until the 1997 Annual Meeting or until their successors have been elected and qualified and (2) ratified the Bay Meadows Board of Directors' selection of Deloitte & Touche, LLP as independent public accountants for Bay Meadows for the 1996 fiscal year.

       The nominees and the number of votes each received were as follows:

              Nominee                            Votes Received
              -------------------------------------------------
              Eugene F. Barsotti, Jr.                 3,293,451
              John C. Harris                          3,229,861
              F. Jack Liebau                          3,271,398
              Lee R. Tucker                           3,173,617
              Anthony J. Zidich                       3,184,079
              Greg S. Gunderson                       3,917,302

The five nominees receiving the highest number of votes, Messrs. Barsotti, Gunderson, Harris, Liebau and Zidich, were elected as directors. A total of 547,805 shares abstained from voting on the election of directors.

The Bay Meadows stockholders ratified the appointment of Deloitte & Touche, LLP with 3,702,423 shares voting for the ratification, 55,573 voting against and 65,076 abstaining.

On August 6, 1996, the Bay Meadows Board of Directors expanded the size of the Board from five to six and appointed Mr. Tucker to the newly created vacancy.

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

DATED:  August 13, 1996

                               CALIFORNIA JOCKEY CLUB

                               /s/  James M. Harris
                               ------------------------------------------------
                               James M. Harris
                               President, Treasurer and Controller
                               (Principal Executive and Financial Officer)

                               BAY MEADOWS OPERATING COMPANY

                               /s/  F. Jack Liebau
                               ------------------------------------------------
                               F. Jack Liebau
                               President and Chief Executive Officer
                               (Principal Executive Officer)