Form 10-K/A
period 1995-12-31
BAY MEADOWS OPERATING CO; CALIFORNIA JOCKEY CLUB
filed 1996-12-13
CIK 715273, 16343

                                  FORM 10-K/A
                                Amendment No. 1


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                    to
                                       ------------------    -------------------

Commission File Number 1-9319                         Commission File  Number 1-9320

       CALIFORNIA JOCKEY CLUB                             BAY MEADOWS OPERATING COMPANY
----------------------------------------------        ----------------------------------------------
    (Exact name of registrant as                          (Exact name of registrant as
      specified in its charter)                             specified in its charter)

              DELAWARE                                              DELAWARE
----------------------------------------------        ----------------------------------------------
   (State or other jurisdiction of                       (State or other jurisdiction of
   incorporation or organization)                        incorporation or organization)

             94-0358820                                            94-2878485
----------------------------------------------        ----------------------------------------------
(I.R.S. Employer Identification No.)                  (I.R.S. Employer Identification No.)

2600 South Delaware Street                            2600 South Delaware Street
P.O. Box 1117                                         P.O. Box 5050
San Mateo, California                 94403           San Mateo, California                 94402
----------------------------------------------        ----------------------------------------------
(Address of principal               (Zip Code)        (Address of principal               (Zip Code)
executive offices)                                    executive offices)

           (415) 573-4514                                        (415) 574-7223
----------------------------------------------        ----------------------------------------------
   (Registrant's telephone number,                       (Registrant's telephone number,
        including area code)                                  including area code)

Securities registered pursuant to Section 12 (b) of the Act:

         (Title of each class)                                 (Title of each class)
Common Stock, $.01 par value per share                Common Stock, $.01 par value per share
----------------------------------------------        ----------------------------------------------

      American Stock Exchange, Inc.                       American Stock Exchange, Inc.
-------------------------------------------        ------------------------------------------
(Name of each exchange on which registered)        (Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                  -------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    Yes   X      No
                                                      -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the paired voting stock held by non-affiliates of California Jockey Club as of March 15, 1996, was $75,430,441 based upon a per share price of $14-5/8. Directors and executive officers are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

The aggregate market value of the paired voting stock held by non-affiliates of Bay Meadows Operating Company as of March 15, 1996, was $81,252,025 based upon a per share price of $14-5/8. Directors and executive officers are considered affiliates for purposes of this calculation, but should not necessarily be deemed affiliates for any other purpose.

5,763,257 shares of California Jockey Club Common Stock were outstanding as of March 15, 1996.

5,763,257 shares of Bay Meadows Operating Company Common Stock were outstanding as of March 15, 1996.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

California Jockey Club ("Cal Jockey") operates as an equity real estate investment trust under the Internal Revenue Code of 1986, as amended, and is the owner of Bay Meadows Racecourse (sometimes referred to herein as the "Racecourse"). Bay Meadows Operating Company ("Bay Meadows") is a gaming and entertainment company currently conducting horse racing at Bay Meadows Racecourse in San Mateo, California. The Racecourse abuts the 101 Freeway which is the main thoroughfare between the cities of San Jose and San Francisco. The Racecourse is located about halfway between the two cities and is located about seven miles south of the San Francisco International Airport. Cal Jockey and Bay Meadows (collectively, the "Companies") are corporations which were incorporated in 1983. The Companies' predecessor was incorporated in 1932 and commenced conducting horse racing at the Racecourse in 1934. This document constitutes the Annual Report on Form 10-K for both Cal Jockey and Bay Meadows.

CALIFORNIA JOCKEY CLUB

Cal Jockey is incorporated under the laws of the State of Delaware. Cal Jockey's principal executive offices are located at Bay Meadows Racecourse, 2600 South Delaware Street, P.O. Box 1117, San Mateo, California 94403.

PROPERTIES

Cal Jockey's principal asset is the Racecourse, a horse race track located on approximately one hundred seventy-five (175) acres of contiguous land in San Mateo, California. The principal Racecourse facilities include:

     - the main 1-mile dirt horse race track with 6 furlongs and 1-1/4 mile chutes, inside of which is a 7 furlong turf course;

     - the track's infield area, on which is situated a 9 hole/3 par golf course;

     - a main structure, which contains a grandstand, a clubhouse and a turf club;

     - a parking area, a portion of which is provided by an easement granted by the County of San Mateo;

     - a barn and stable area situated on approximately thirty-eight (38) acres and containing approximately one thousand five hundred fifty (1,550) horse stalls; and

     - a 5/8-mile training track oval situated on approximately forty (40) acres adjacent to the barn and stable area (the "Training Track Area").

In addition, Cal Jockey owns an approximately two (2) acre parcel in close proximity to the Racecourse on which an indoor tennis club is located and an approximately one and one-half (1.5) acre parcel that abuts a street known as El Camino Real and is separated from the 175 acre site by railroad tracks. Such parcel is currently used for parking. Historically, the entire 175 acre site has been used in conjunction with Thoroughbred racing.

1983 REORGANIZATION

In 1983, the Companies' predecessor was reorganized into two companies, Cal Jockey (which became the owner of the 175 acre site) and Bay Meadows (which operates Bay Meadows Racecourse). Cal Jockey is engaged in managing its real estate holdings, although it does not have active business operations. Cal Jockey has historically generated revenue through the lease or sale of its assets. Substantially all of Cal Jockey's revenue has been derived from its lease with Bay Meadows. See "Lease of Racing Facility." Cal Jockey intends to continue to meet the requirements for classification as a real estate investment trust. So long as Cal Jockey qualifies as a real estate investment trust, it is able to distribute its otherwise taxable income to its stockholders without incurring a corporate level tax on that income.

POTENTIAL FOR ADDITIONAL INCOME AND OPPORTUNITIES FOR DIVERSIFICATION

Dating back to the early 1970's, California Jockey Club (the predecessor to the Companies before the 1983 reorganization) and subsequently both the Bay Meadows and the Cal Jockey Boards of Directors concluded that the 40-acre training track could be developed for commercial purposes without adversely affecting Bay Meadow's ability to carry on live Thoroughbred racing. In early 1995, Cal Jockey was presented with an opportunity to sell approximately 32 acres of the stable area and shortly thereafter the 40-acre training track. At that time, both Companies believed that these parcels could be sold without jeopardizing the Bay Meadows racing operation, assuming appropriate alternative training and stabling facilities were made available. See Item 1 - "Bay Meadows - Proposed Sale of Stable Area and Training Track Area." The Cal Jockey Board believes that there is an opportunity to generate additional income for stockholders by developing or selling a portion of Cal Jockey's 175 acres. The Board of Directors of Cal Jockey further believes that developing or selling a portion of Cal Jockey's 175 acres could add an element of diversification to Cal Jockey's real estate holdings. The Cal Jockey Board believes that diversification is prudent because of the negative trends in Thoroughbred racing. Nationwide, race track operators have experienced decreasing revenues due to a steady decline in daily on-track attendance and an increase in competition from other gaming and leisure activities. Daily average on-track attendance numbers have declined to almost half of the attendance figures 15 years ago. The decreasing quantity of Thoroughbred horses has also contributed to the waning popularity of racing.
Bay Meadows has been adversely affected by these trends. In addition to competition from other forms of legalized gambling and from an increasing array of professional and amateur sporting events, the new Seattle Thoroughbred racing facility, Emerald Downs, presents direct competition to Bay Meadows. During the Spring 1996 meet, Bay Meadows' average daily on-track attendance was the lowest in its history. Cal Jockey anticipates that these trends will lead to lower revenues to Cal Jockey from on-track attendance at Bay Meadows requiring Cal Jockey to explore additional methods of increasing value to stockholders.

PENDING SALES AND NEGOTIATIONS

Last year, the Cal Jockey Board of Directors concluded that it would be in the best interests of its stockholders to sell a substantial portion of the barn and stable area (approximately thirty-two (32) acres (the "Stable Area")) and the Training Track Area (approximately 40 acres), rather than to develop them or continue to lease them to Bay Meadows. The decisions reflected Cal Jockey's desire to seek out opportunities for additional income and diversification. In addition, the Cal Jockey Board was further motivated to make the sales by the substantial investment that Cal Jockey likely would be required to make to renovate the existing stable area and to mitigate the current water runoff problem associated with the continued operation of the existing stable area
(see "Water Treatment System"), if the Stable Area is not sold and continues to be used for the stabling of horses. Further, Cal Jockey believes that the increased presence in San Mateo of one of the purchasers (Franklin Resources, Inc. and its affiliated entities) should enhance the likelihood of obtaining the necessary entitlements for both transactions. See "The Entitlement
Process." Accordingly, in May 1995 and December 1995 Cal Jockey entered into agreements to sell the Stable Area and the Training Track Area, respectively. See "Terms of the Pending Sales of the Training Track and Stable Areas". By engaging in these transactions, Cal Jockey should be able to achieve substantial liquidity which could be reinvested in income generating properties, generating additional income for its stockholders. Alternatively, all or a portion of the net sales proceeds could be available for a one time distribution to the stockholders. See "Terms of the Pending Sales of the Training Track and Stable Areas - Possible Tax Consequences." There can be no assurances that these sales will be consummated.

In addition to the foregoing pending sales, Cal Jockey has commenced negotiations with a bookstore chain to enter into a ground lease for an approximately one and one-half (1.5) acre parcel that abuts a street known as El Camino Real and is separated from the one-hundred seventy five (175) acre site by railroad tracks, which parcel is currently used for parking. Cal Jockey has not yet reached an agreement on the terms of a ground lease for this parcel. There can be no assurances that the negotiations for a ground lease will be successfully concluded or that the entitlements and permits from the City of San Mateo for development and construction, which are expected to be among the conditions to any ground lease, will be obtained.

Cal Jockey is currently in preliminary negotiations with several restaurant operators to lease or develop two sites on approximately two (2) acres of the barn area being retained by Cal Jockey. There can be no assurances that Cal Jockey will be able to successfully conclude such negotiations or otherwise be able to obtain the necessary entitlements for such projects.

         The Cal Jockey Board of Directors has no present plan to sell the remaining racecourse property. However, the Cal Jockey Board of Directors is committed to maximizing stockholder value and recognizes there may come a time when selling the property is necessary to achieve that goal. Factors affecting the continued evaluation include: (1) whether revenue derived from live Thoroughbred racing continues to decline; (2) the cost of off-site improvements that would be required by the City of San Mateo and the State of California in connection with entitlements for the development of the property; and (3) the terms of any offers to purchase the property.

         Cal Jockey and Bay Meadows are investigating the continuation of on-site stabling and training which may require the lease of additional adjacent property from the County of San Mateo, as well as other alternative off-site stabling and training arrangements. See "Planning for Training and Stabling." However, the Cal Jockey Board of Directors is committed to maximizing stockholder returns and recognizes that there may come a time when the remaining Racecourse property might be sold in order to maximize stockholder returns.

TERMS OF THE PENDING SALES OF THE TRAINING TRACK AND STABLE AREAS

STABLE AREA

On May 31, 1995, Cal Jockey entered into an Agreement of Purchase and Sale with Property Resources, Inc. ("Property Resources"), a subsidiary of Franklin Resources, Inc. (as amended, the "Franklin Agreement"), providing for the sale of the Stable Area. A copy of the Franklin Agreement is attached to this Form 10-K as Exhibit 10.20. Franklin Resources, Inc. and its affiliated entities employ approximately 2,300 people in the City of San Mateo. The development plan for the Stable Area contemplates construction of an office complex comprising approximately nine hundred thousand (900,000) square feet of office space for use by Franklin Resources, Inc. and its affiliated entities.

The Franklin Agreement contemplates the sale of a majority of the stable area, comprising approximately 32 acres, for a purchase price of approximately Twenty-One Million Dollars ($21,000,000). In addition, as described below, Property Resources is obligated to fund a portion of off-site improvements required by the City of San Mateo and the State of California in connection with the entitlements for the development of the property.

The Franklin Agreement provided that, in addition to the purchase price, Property Resources would bear its proportionate share (fixed at forty-four percent (44%)) of the off-site improvement costs, up to a maximum payment of One Million Five Hundred Thousand Dollars ($1,500,000). Cal Jockey was originally required to bear all other off-site improvement costs, subject to a proviso that if the aggregate off-site improvement costs were anticipated to exceed Four Million Dollars ($4,000,000), then Cal Jockey was entitled to terminate the Franklin Agreement unless Property Resources agreed to bear 44% of the costs in excess of Four Million Dollars ($4,000,000). Primarily due to substantial increases in the costs to implement various traffic circulation improvements to accommodate ingress and egress to both the Stable Area and the Training Track Area developments, the cost of the off-site improvements is expected to substantially exceed Four Million Dollars ($4,000,000). Cal Jockey and Property Resources subsequently agreed that, in addition to the One Million Five Hundred Thousand Dollars ($1,500,000) payment, Property Resources would (i) pay 44% of the costs of off-site improvements in excess of Four Million Dollars ($4,000,000) and less than Seven Million Seven Hundred Thousand Dollars ($7,700,000) or (ii) if certain interchange improvements were not approved by Caltrans (as has been the case), 44% of the costs of off-site improvements in excess of Four Million Dollars ($4,000,000) and less than Seven Million Seven Hundred Thousand Dollars ($7,700,000) plus 44% of the additional costs of the approved interchange improvements. In the event that the costs of all off-site improvements are reasonably expected to be between Seven Million Seven Hundred Thousand Dollars ($7,700,000) and Eleven Million Dollars ($11,000,000), then Cal Jockey is entitled to terminate the Franklin Agreement unless Property Resources agrees to bear 44% of the costs in excess of Seven Million Seven Hundred Thousand Dollars ($7,700,000) and less than Eleven Million Dollars ($11,000,000). In the event the aggregate off-site improvement costs plus certain other improvement costs to be incurred by Cal Jockey are reasonably expected to exceed Eleven Million Dollars ($11,000,000), then Cal Jockey is entitled to terminate the Franklin Agreement.

The most recent cost estimates for off-site improvement costs are approximately Fifteen Million Dollars ($15,000,000). Consequently, Cal Jockey is currently entitled to terminate the Franklin Agreement. Cal Jockey is negotiating with Property Resources regarding the resolution of this issue. In addition, the parties are jointly exploring alternatives which could lead to a reduction in the off-site improvements costs and/or assistance from the City of San Mateo in making available favorable methods of financing these costs. There can be no assurance that Cal Jockey and Property Resources will reach a further agreement to avoid termination of the Franklin Agreement or will be able to reduce the off-site improvement costs to acceptable levels or will be able to secure favorable financing assistance from the City of San Mateo.

In addition to the off-site improvements, Cal Jockey has agreed to construct and maintain a retention pond on the infield of the race track for discharge, among other things, of storm water runoff from the Stable Area. Property Resources is obligated to pay Cal Jockey One Hundred Ten Thousand Dollars ($110,000) towards the cost of construction of such retention pond. If the cost of such construction is reasonably estimated to exceed Seven Hundred Thousand Dollars ($700,000), then Cal Jockey is entitled to terminate the Franklin Agreement unless Property Resources agrees to pay thirty-three percent (33%) of the construction costs in excess of $700,000. It is currently estimated that the cost of construction of the retention pond will be approximately $900,000. However, there is no assurance that the actual construction costs will not exceed this estimate. Consequently, Cal Jockey is currently entitled to terminate the Franklin Agreement unless Property Resources agrees to pay thirty-three percent (33%) of the costs in excess of $700,000. Property Resources has not yet agreed to pay such amount and there can be no assurances that it will agree to make such additional payments.

Further, Cal Jockey has agreed to reimburse Property Resources for fifty-six percent (56%) of the costs that Property Resources reasonably incurs in connection with the construction of a pedestrian path from Saratoga Drive to the Caltrain Depot. Cal Jockey currently estimates that the total cost of the construction of the pedestrian path will be approximately $300,000. However, there is no assurance that the actual construction costs will not exceed this estimate.

To date Property Resources has deposited Three Hundred Fifty Thousand Dollars ($350,000) into an escrow account as required by the Franklin Agreement. Future deposits by Property Resources of Five Hundred Thousand Dollars ($500,000) and Nine Hundred Thousand Dollars ($900,000) are required by the Franklin Agreement upon satisfaction of certain conditions. The escrowed amounts, plus interest, are refundable if the conditions to closing by Property Resources are not satisfied or if Cal Jockey terminates the Franklin Agreement, and serve as liquidated damages to Cal Jockey if such conditions are satisfied but Property Resources fails to consummate the purchase of the Stable Area.

It was a condition of closing by Property Resources that it approve the physical condition and condition of title to the Stable Area, as well as development and use matters relating to the Stable Area, by a date certain. Absent such approvals, Property Resources could have terminated the Franklin Agreement without liability. Such approvals from Property Resources have been received. However, in conjunction with such approvals, Cal Jockey has until April 30, 1996 to agree to remove certain title exceptions to which Property Resources has objected. Cal Jockey is presently negotiating with the interested parties to determine whether it will be able to remove such title exceptions. If Cal Jockey does not agree to remove, or is unable to remove, all such title exceptions by the above date, then the Franklin Agreement will terminate unless Property Resources agrees to waive its objection to the title exceptions. There can be no assurances that Cal Jockey will be successful in its negotiations or, if it is not successful, that Property Resources will agree to waive its objections or will not renegotiate the purchase price. Further, in conjunction with Property Resources' approval of the physical condition of the Stable Area, Cal Jockey has agreed to remove in accordance with applicable environmental laws and regulations prior to the close of escrow at its sole expense a 2,000 gallon underground diesel storage tank and a 1,000 gallon underground gasoline storage tank if such tanks are determined to be located on the property being sold.

It is a further condition of Property Resources' obligation to close escrow that Cal Jockey obtain from the City of San Mateo by December 31, 1996 the necessary entitlements to proceed with Property Resources' development plans, together with a development agreement. See "The Entitlement Process." Property Resources has the right to approve any development restrictions and service mitigation requirements and/or "in lieu" fees or exactions imposed with respect to the proposed development. If Property Resources does not approve in its reasonable discretion any of such restrictions, requirements and/or fees or exactions, Property Resources may terminate the Franklin Agreement.

Under the Franklin Agreement, escrow may not close prior to the end of August 1997 unless the parties agree otherwise. Such closing will not occur unless all of the above described conditions to closing are either satisfied or waived and neither party exercises its right to terminate the Franklin Agreement.

TRAINING TRACK AREA

In December of 1995, Cal Jockey entered into an Agreement of Purchase and Sale (the "Iacocca Agreement") with Lee Iacocca & Associates, Inc. ("Iacocca") providing for the sale of the Training Track Area. A copy of the Iacocca Agreement is attached to this Form 10-K as Exhibit 10.19. The development plan for the Training Track Area contemplates the construction of single-family and multi-family housing units, a superior first class hotel and neighborhood retail uses.

The Iacocca Agreement contemplates the sale of the Training Track Area for a purchase price of Thirty Million Seven Hundred Fifty Thousand Dollars ($30,750,000), subject to adjustment if less than all of the necessary entitlements are obtained, as discussed below. In addition, as described below, Iacocca is obligated to fund a portion of the off-site improvements required by the City of San Mateo and the State of California in connection with the entitlements for the development of the property. These are the same off-site improvements as discussed above in "Stable Area." Cal Jockey is obligated to pay $500,000 as a brokerage commission upon the closing of the sale. Iacocca has agreed to a 99-year lease at $1.00 per year for a small piece of property on which the Bay Meadows sign is currently located.

The Iacocca Agreement provides that, in addition to the purchase price, Iacocca will bear its proportionate share (fixed at fifty-three and thirty-three one-hundredths percent (53.33%)) of the off-site improvement costs, up to a maximum payment of Two Million Six Hundred Sixty-Seven Thousand Dollars ($2,667,000). Cal Jockey is required to bear all other off-site improvement costs, subject to a proviso that if the aggregate off-site improvement costs are reasonably expected to be in the range of Five Million Dollars ($5,000,000) to Eight Million Dollars ($8,000,000), then Cal Jockey is entitled to terminate the Iacocca Agreement unless Iacocca agrees to bear 53.33% of the costs in excess of Five Million Dollars ($5,000,000). In the event the aggregate off-site improvement costs are reasonably expected to exceed Eight Million Dollars ($8,000,000), then Cal Jockey is entitled to terminate the Iaccoca Agreement unless Iacocca agrees to fund all costs in excess of Eight Million Dollars ($8,000,000).

The most recent cost estimates for off-site improvement costs are approximately Fifteen Million Dollars ($15,000,000). Consequently, Cal Jockey is currently entitled to terminate the Iacocca Agreement unless Iacocca agrees to fund all costs in excess of $8,000,000. Cal Jockey expects to negotiate with Iacocca regarding the resolution of this issue.

To date Iacocca has deposited into an escrow account its promissory note in the principal amount of $250,000 (with interest accruing at 18% per year) due in December 1998 as required by the Iacocca Agreement. A future deposit by Iacocca of a One Million Dollar ($1,000,000) Standby Letter of Credit, in substitution for the promissory note, is required by Iacocca upon satisfaction of the condition described in the following paragraph. The Letter of Credit is released if the conditions to closing by Iacocca are not satisfied or if Cal Jockey terminates the Iacocca Agreement. The parties have agreed that One Million Dollars ($1,000,000) shall be the amount of liquidated damages to Cal Jockey if all conditions to Iaccoca's purchase are satisfied or waived, but Iacocca fails to consummate the purchase of the Training Track Area.

The Iacocca Agreement also provides Iacocca with a limited time period to review the condition of the Training Track Area and the feasibility of the proposed development, after which Iacocca must deposit the One Million Dollar ($1,000,000) Standby Letter of Credit, as discussed in the prior paragraph, as a down payment. Iacocca's approval of the condition of the Training Track Area and the feasibility of the proposed development is a condition of Iacocca's proceeding with the transaction. This review period was to expire on March 31, 1996, but has been extended to May 31, 1996. There can be no assurances that Iacocca will approve the condition of the Training Track Area or the feasibility of the proposed development or will not seek to renegotiate the purchase price.

It is a further condition of Iacocca's obligation to close escrow that Cal Jockey obtain from the City of San Mateo by December 15, 1998 the necessary entitlements to proceed with their development plans, together with a development agreement. See "The Entitlement Process." Both parties have the right to approve any development restrictions and service mitigation requirements and/or "in lieu" fees or exactions imposed on the respective party with respect to the proposed development. If Iacocca does not approve in its reasonable discretion any of such restrictions, requirements and/or fees or exactions applicable to it, Iacocca may terminate the Iacocca Agreement. If Cal Jockey does not approve in its reasonable discretion any of such restrictions, requirements and/or fees or exactions applicable to it, Iacocca may agree to bear the cost thereof or Cal Jockey may terminate the Iacocca Agreement.

As discussed above, Iacocca's obligation to acquire the Training Track Area is subject to Cal Jockey obtaining specific entitlements to develop the property from the City of San Mateo for various uses including single family homes, townhomes, condominiums, and apartments as well as a hotel, offices and other commercial uses. The price is adjusted downward proportionately if less than the specified entitlements are obtained, but not below the sum of $28,250,000.00. If less than 91% of the usage and unit density requirements are obtained, Iacocca can terminate the Iacocca Agreement. See "The Entitlement Process."

Under the Iacocca Agreement the escrow is to close within one-hundred twenty
(120) days after all applicable entitlements are obtained. Such closing would not occur unless all of the above described conditions to closing have been satisfied or waived and neither party has exercised its right to terminate the Iacocca Agreement.

COST OF ENTITLEMENT PROCESS

Through December 31, 1995, Cal Jockey has expended, in connection with the entitlement process, One Million One Hundred Twelve Thousand Dollars ($1,112,000) for the services of Calthorpe Associates, engineers, lawyers and other consultants. These amounts have been capitalized and added to the basis in land.

THE ENTITLEMENT PROCESS

As noted above, Cal Jockey is charged with the responsibility of obtaining the entitlements for both the Stable Area and the Training Track Area developments. The development plan being proposed covers both developments as part of one plan. To assist in obtaining the entitlements, Cal Jockey has retained Calthorpe Associates, one of the premier land planning firms in northern California. Calthorpe Associates, together with a team of other consultants, is developing a specific plan covering both developments. It is anticipated that the final draft will be submitted to the City of San Mateo by April 30, 1996. The preliminary environmental impact report for both developments is being prepared and is expected to be ready for circulation in June of 1996. The entire entitlement process (including a subdivision map, site development permits and development agreement) is anticipated to be finalized around the end of March 1997. There can be no assurances that Cal Jockey will be successful in obtaining the necessary entitlements to avoid termination of the Franklin Agreement or the Iacocca Agreement or an adjustment to the purchase price under the Iacocca Agreement.

POSSIBLE TAX CONSEQUENCES

Both the Iacocca Agreement and the Franklin Agreement provide that the purchasers will cooperate with Cal Jockey in structuring the transactions as tax-deferred exchanges. It is the present intention of Cal Jockey's Board of Directors to actively seek income-generating properties that would meet the investment criteria to be established for this purpose by a committee of the Cal Jockey Board. To the extent the sales proceeds are used to defray its portion of the traffic circulation and other off-site improvement costs or to construct new facilities on Cal Jockey's retained property or are retained by Cal Jockey, they will not qualify for tax-deferred treatment and they will not be available for distribution to stockholders. However, it is Cal Jockey's present intention to borrow the funds for such off-site improvements or new facilities, so that all of the proceeds could qualify for tax-deferred treatment. See "Financing Cal Jockey's Share of Off-Site Improvement Costs." There can be no assurances that the transactions will qualify as tax-deferred exchanges or that suitable properties for exchange will be located and the exchanges can be effectuated within the relatively short time periods allowed by applicable IRS regulations. If the sales of the Training Track Area or the Stable Area cannot be qualified as tax-deferred exchanges, but the proceeds qualify for capital gains treatment, Cal Jockey can elect to pass through the gain to its stockholders who would be taxed at applicable capital gains rates. If the proceeds are not distributed, the gain will be taxed to Cal Jockey at applicable capital gains rates. Cal Jockey's basis in the land being sold under the Iacocca Agreement and the Franklin Agreement is estimated at approximately $27,000 per acre. If the proceeds do not qualify for capital gains treatment, the gain will be combined with Cal Jockey's other taxable income, ninety-five percent (95%) of which must be distributed each year in order to maintain Cal Jockey's status as a real estate investment trust. Whether a distribution will be made, and the extent to which it will be made, to the stockholders will depend on a number of factors, including the amount of the sale proceeds, the projected tax liability to Cal Jockey of retaining the proceeds, the investment alternatives available to Cal Jockey and the projected needs of its business. However, there can be no assurance that Cal Jockey will make any such distribution. Similar treatment would be applicable to State of California taxes.

FINANCING CAL JOCKEY'S SHARE OF OFF-SITE IMPROVEMENT COSTS

In the absence of any agreement by the purchasers under the Iacocca and Franklin Agreements agreeing to increase the maximum amount of off-site improvement costs for which they would bear their proportionate share, unless Cal Jockey elects to terminate either or both of these Agreements, Cal Jockey will be required to fund any amounts not otherwise funded by Iacocca or Property Resources. Based upon the current cost estimates, if neither Agreement is terminated, it is estimated that Cal Jockey's proportionate share of the off-site improvement costs will be approximately $8,000,000. Due to the inherent uncertainties involved in these estimates and the early stage of planning and design, there can be no assurances that these cost estimates will not be further revised, or that such cost estimate revisions will not be significant. Further, if only one of the Agreements is terminated, Cal Jockey's share of the off-site improvement costs is expected to increase significantly. Cal Jockey intends to use internally generated funds or to borrow whatever sums are required to defray these costs. However, there is no assurance that Cal Jockey will have sufficient internally generated funds or will be able to borrow these funds.

PLANNING FOR TRAINING AND STABLING

Recognizing that the proposed sale of the Training Track Area and the Stable Area may require locating alternative sites to carry out these activities, Cal Jockey has been exploring, in conjunction with Bay Meadows, numerous properties in a variety of nearby locales, including property on the eastern border of Livermore, which might be acquired for development of a new training and stabling facility. To date, none of these properties has been determined to be appropriate. Discussions pertaining to one of the most promising properties, the one on the eastern border of Livermore, were terminated because of opposition to the site from Bay Meadows and owners and trainers.

As a result, other alternatives are being explored. One alternative would be to locate the training and stabling at existing facilities off-site which might be expanded and upgraded to accommodate the activities now being carried on at Bay Meadows. At this time, the present sites under consideration by Cal Jockey and Bay Meadows are located in Pleasanton (Alameda County Fairgrounds) and San Jose (Santa Clara County Fairgrounds). It has also been proposed by certain directors of Cal Jockey that Cal Jockey and Bay Meadows consider alternatives involving use of Golden Gate Fields' facilities. However, no such alternatives at Golden Gate Fields are under consideration at the present time. If an off-site alternative were to be selected, regardless of where the off-site stabling was located, an on-site stabling area of approximately 200 stalls would be required to be built for Bay Meadows' daily needs. Cal Jockey has been discussing with the County of San Mateo a lease of approximately 3 acres of land which, together with the main track and adjoining parking areas Cal Jockey is retaining, would permit the construction of 200 new stalls. There can be no assurances that Cal Jockey will be able to reach agreement with the County of San Mateo for the lease of such land or that Cal Jockey could secure the necessary permits to construct the new stalls.

As an alternative to off-site training and stabling, consideration is being given to a proposal to construct approximately 900 new stalls at Bay Meadows, some of which might be recessed into the ground in the infield of the main track with the balance located in a portion of the existing parking area and the site on which the north end of the existing grandstand is situated. A tunnel under the race tracks would have to be installed in order to connect the stable areas. The north end of the existing grandstand would also have to be removed to create space for some of the new stables and the remaining grandstand would have to be renovated and reconfigured. A new training track possibly could be created on the infield inside the present turf course. An agreement with the County of San Mateo may have to be reached in connection with the possible construction of a multi-story parking structure and/or new barns. Finally, a water treatment facility to deal with waste water from the barns would have to be constructed, possibly including a retention pond in the infield. This alternative presents a number of complex planning, financing and construction issues which are now being jointly explored by Bay Meadows and Cal Jockey. There can be no assurances that this alternative is financially viable as the engineering work for this alternative has not yet been commenced, nor can there be assurances that Cal Jockey will be able to secure the necessary permits or financing or such agreement with the County of San Mateo as necessary to implement this alternative.

Cal Jockey is continuing to explore the above alternatives and intends to consider any other viable alternatives. The extent, if any, to which Bay Meadows will be affected by the sale of either or both of these properties cannot be determined at the present time because definitive plans for training and stabling have not been finalized. If, as a result of the sale of either or both of these properties, there is a decline in rental income from Bay Meadows, Cal Jockey believes that by reinvesting a sufficient portion of the sale proceeds in income generating properties, it may be able to more than offset any such decline in rental income; however, there can be no assurances as to the extent to which any decline in rental income will be offset.

LEASE OF RACING FACILITY

Cal Jockey leases substantially all of its real property assets to Bay Meadows under the terms of a master lease. The term of the master lease expired on March 31, 1996. Bay Meadows is continuing to hold over under the terms of the prior lease. Bay Meadows and Cal Jockey are negotiating the terms of a new lease. Under the terms of the expired lease, the annual rental was agreed to be the greater of $3,000,000 or an aggregate amount equal to specified components of the pari-mutuel handle, the net commissions received for exported races and imported races and certain sublease income. It is anticipated that Bay Meadows and Cal Jockey will reach agreement on the terms of a new lease. (See Note 7 of Notes to Financial Statements.)

SEASONAL VARIATIONS IN BUSINESS

Cal Jockey is subject to significant seasonal variations in revenues primarily due to the fact that the lease revenues are affected by the seasonality of Thoroughbred racing. See "Lease of Racing Facility." The following table sets forth certain financial information concerning Cal Jockey for the quarterly periods indicated:

                                                       QUARTERS ENDED 1995
                               --------------------------------------------------------
                               MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RACING DAYS)

Number of live racing days         20            10             27                 51

Total revenues                 $  903        $  734         $1,482             $2,122
Costs and expenses                324           351            431                412
                               ------        ------         ------             ------
Net income                     $  579        $  383         $1,051             $1,710
                               ======        ======         ======             ======
Net income per share           $  .10        $  .07         $  .18             $  .30
                               ======        ======         ======             ======

                                                 QUARTERS ENDED 1994
                              --------------------------------------------------------
                               MARCH 31,    JUNE 30,       SEPTEMBER 30,   DECEMBER 31,
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RACING DAYS)

Number of live racing days          21           0                24             68

Total revenues                 $ 1,083      $  444           $ 1,300        $ 2,349
Costs and expenses                 343         347               325            541
                               -------      ------           -------        -------
Net income                     $   740      $   97           $   975        $ 1,808
                               =======      ======           =======        =======
Net income per share           $   .13      $  .02           $   .17        $   .31
                               =======      ======           =======        =======

                                                   QUARTERS ENDED 1993
                               ----------------------------------------------------------
                               MARCH 31,      JUNE 30,       SEPTEMBER 30,   DECEMBER 31,
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RACING DAYS)

Number of live racing days          20              0               23             61

Total revenues                 $   933         $  415          $ 1,127         $ 1,509
Costs and expenses               1,788 (1)        545              341             329
                               -------         ------          -------         -------
Net income (loss)              $  (855)        $ (130)         $   786         $ 1,180
                               =======         ======          =======         =======
Net income (loss) per share    $  (.15)        $ (.02)         $   .14         $   .20
                               =======         ======          =======         =======

(1) See Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations").

CAPITAL IMPROVEMENTS

In 1995, capital improvement expenditures were $219,000 which primarily consisted of electrical, plumbing and flooring improvements related to offices and dining areas. See "Cost of Entitlement Process."

WATER TREATMENT SYSTEM

The City of San Mateo (the "City"), along with the State of California, has mandated that water runoff from Bay Meadows' barn area be disconnected from the municipal sewer collection system. Cal Jockey is cooperating with the City and State Regional Water Quality Control Board to resolve this situation and has prepared preliminary reports describing the proposed compliance measures. The estimated costs of $1,500,000 are expected to be capitalized in property, plant and equipment. Therefore, such costs have not been accrued in the accompanying financial statements. Final determinations and approvals have not been received nor has a timetable for implementation been established.

If the Stable Area is sold as proposed to Property Resources, the problem with water runoff as it presently exists would be eliminated or mitigated. However, under the Franklin Agreement, Cal Jockey has agreed to construct and maintain a retention pond in the infield of the racetrack for runoff from the 32 acres to be sold to Franklin Resources. See "Terms of the Pending Sales of the Training Track and Stable Areas." If and when new barns are built on the property retained by Cal Jockey, it would be necessary to provide for water runoff as required by the applicable regulatory authorities.

EMPLOYEES

At December 31, 1995, Cal Jockey had one employee.

COMPETITION

Cal Jockey's financial condition and results of operations are affected by the various competitive factors affecting Bay Meadows. See the information set forth below under the caption "Bay Meadows Operating Company - Competition."

BAY MEADOWS OPERATING COMPANY

Bay Meadows is organized under the laws of the State of Delaware. Bay Meadows' principal executive offices are located at Bay Meadows Racecourse, 2600 South Delaware Street, P.O. Box 5050, San Mateo, California 94402.

Bay Meadows is a gaming and entertainment company engaged primarily in the business of offering pari-mutuel wagering on Thoroughbred racing. It also generates revenues from admissions, parking, program sales, the food and beverage concession at the racetrack, the indoor tennis club located in close proximity to the racetrack facilities, and a nine hole golf course located in the infield of the racetrack. Bay Meadows sublets the racetrack facilities to the San Mateo County Fair for horse racing events (a two week race meet), and to trade shows and others for various events.

Substantially all of Bay Meadows' and Cal Jockey's revenues and net income are derived from the Thoroughbred racing activities of Bay Meadows. The revenues and net income fluctuate, to some extent, based on the number of days live racing is conducted. Selected comparative figures* for the last four calendar years are as follows:

                                      1995      1994      1993    1992**
                                      ----      ----      ----    ------
                                       (In thousands, except for racing days)
Number of live racing days              108       113       104       111

Commissions (Revenue derived
  from pari-mutuel wagering)        $14,916   $14,871   $12,690   $14,128

Total Revenues of Bay Meadows       $50,256   $51,187   $44,642   $48,537

Rent Bay Meadows paid to
  Cal Jockey                        $ 4,762   $ 4,777    $3,607    $4,229

Income of Bay Meadows before
  Income Tax Provision              $   936   $ 1,140    $  174    $ (792)

* In addition to these daily figures, reference should be made to all of the schedules and financial statements herein contained.

** In November 1992, Mr. Liebau succeeded Mr. James Conn, a director of Cal
   Jockey, as President of Bay Meadows.

While average daily on-track attendance (attendance on live racing days) declined from 4,663 for the 1994-1995 meet to 4,614 for the 1995-1996 meet, attendance during the 94-day meet concluded on January 21, 1996 increased by 1.3% on the basis of 1994-1995 comparative days, some of which were at Golden Gate Fields. Attendance on a comparative day basis (1996 vs. 1995) also increased during the 46-day meet concluded on March 24, 1996. Because Golden Gate Fields raced most of the time during the aforementioned 46-day period in 1995, reference, through necessity, is made to attendance at Golden Gate Fields for comparative day purposes. Because of significant differences between Bay Meadows and Golden Gate Fields, comparative day calculations using the two race tracks may not be as meaningful as comparative day calculations for Bay Meadows alone.

Bay Meadows' management believes it is beginning to attract a younger audience through its "Friday's Alive" promotion in which patrons 30 and under are admitted to the Grandstand on Friday nights for $1.00 and beer, soda and hot dogs are also then made available for a $1.00. While Bay Meadows' management is somewhat optimistic about the trend of on-track attendance, the continued decline in off-track attendance is worrisome.

In 1995, Bay Meadows presented an average of 8.9 races a day compared to 8.7 in 1994. The average starters per race in 1995 and 1994 were virtually the same, 7.6.

BAY MEADOWS RACE MEET

Bay Meadows conducts a Thoroughbred racing meet each year at Bay Meadows Racecourse.

RACING SEASON

Bay Meadows conducted its 1995 - 1996 114-day meet in three mini-meets. Beginning on March 22, 1995, Bay Meadows conducted 19 days of live racing which included make-up days from the 1994-1995 meet which were rained out. This spring meet concluded on April 13, 1995. On August 25, 1995, Bay Meadows also began a 60-day meet which concluded on November 13, 1995. Finally, on December 6, 1995 a 35-day meet was conducted, concluding on January 21, 1996. As an outdoor activity, horse racing is more susceptible to inclement weather than some other leisure time activities. This is particularly true when Bay Meadows conducts racing during the rainy season. During 1995, Bay Meadows lost two days of racing because of inclement weather.

CALENDAR YEAR

The Bay Meadows 1995 calendar year included 108 race days of which 11 consisted of race days from the 1994-1995 racing season that took place in January 1995. Bay Meadows' remaining race days were part of the 1995-1996 racing season which was made up of three mini-meets. Beginning on March 22, 1995, Bay Meadows conducted 19 days of live racing which included make-up days from the 1994-1995 meet which were rained out and it concluded on April 13, 1995. On August 25, 1995, Bay Meadows also began a 60-day meet which concluded on November 13, 1995. Finally, on December 6, 1995 a meet was started that included 18 racing days by December 31, 1995.

In addition to live racing at the Racecourse, Bay Meadows simulcasts its live races to 75 hubs in 28 states and two foreign countries. Throughout the year, Bay Meadows also accepts the audio-visual signal of races conducted throughout the United States and in Canada, Mexico and Hong Kong.

In order to conduct a Thoroughbred racing meet and to act as a satellite facility, Bay Meadows is required to secure, on an annual basis, a license from the California Horse Racing Board ("CHRB"). The issuance of this annual license to Bay Meadows is essential for it to continue to conduct Thoroughbred race meets at Bay Meadows Racecourse. Although Bay Meadows has received a license for the 1996 race meet, there is no assurance that Bay Meadows will continue to receive this annual license. See "Proposed Sale of Stable Area and Training Track Area." Bay Meadows has been granted an annual license each year since 1934.

As a condition of the issuance of a racing license, California law requires that a certain number of racing days be conducted as charity days. The net proceeds from these charity days, up to a maximum amount of two-tenths of 1 percent of on-track handle on live races for the meet, are distributed to beneficiaries through a nonprofit organization approved by the CHRB. Bay Meadows conducted five charity days during each of the 1995-1996, 1994-1995, and 1993-1994 race meets. See "Legal Proceedings."

During 1995, Bay Meadows conducted 22 weeks (108 racing days) of Thoroughbred racing at Bay Meadows Racecourse, which is the maximum number of racing weeks permitted by law in the Northern California Racing Zone. There is no assurance that competition for racing weeks will not affect the allocation of racing days to Bay Meadows in the future.

Bay Meadows has been allocated 101 days for its 1996 race meet. This allocation will result in 118 days of racing in the 1996 calendar year. The 1996 calendar year will consist of 101 days for the 1996 race meet and 17 days being attributable to the 1995-1996 race meet.

The following table sets forth information relating to racing days, attendance and pari-mutuel handle for the racing seasons and calendar years indicated.

                                                                                   RACING SEASONS
                                                    -----------------------------------------------------------------------
                                                     1995-96        1994-95           1993-94        1992-93        1991-92
                                                                       (IN THOUSANDS, EXCEPT FOR RACING DAYS)

Number of live racing days                               114            103(1)            105            109            118
Total on-track attendance                                508            480               534            567            646
Average daily on-track attendance                        4.6            4.7               5.1            5.2            5.5
Total intertrack attendance                              593            565               719            741            856
Average daily intertrack attendance                      5.2            5.5               6.8            6.8            7.3
Total on-track and intertrack attendance               1,101          1,046             1,253          1,308          1,502
Average daily on-track and intertrack attendance         9.7           10.1              11.9           12.0           12.7
On-track pari-mutuel handle (2)                     $108,587       $101,303          $104,881       $111,245       $135,669
Intertrack/exported pari-mutuel handle (3)          $257,019       $249,026          $148,685       $134,129       $158,580
Out-of-state pari-mutuel handle (4)                 $ 92,387       $ 57,909          $ 40,111       $ 25,276       $ 25,446
Total pari-mutuel handle                            $457,993       $408,238          $293,677       $270,650       $319,695
Average total daily pari-mutuel handle              $  4,017       $  3,963          $  2,797       $  2,483       $  2,709

                                                                                    CALENDAR YEARS
                                                       -----------------------------------------------------------------------
                                                        1995             1994            1993           1992            1991
                                                                       (IN THOUSANDS, EXCEPT FOR RACING DAYS)

Number of live racing days                                  108(1)            113            104            111            112
Total on-track attendance                                   489               536            527            588            612
Average daily on-track attendance                           4.5               4.7            5.1            5.3            5.5
Total intertrack attendance                                 568               652            708            777            798
Average daily intertrack attendance                         5.3               5.8            6.8            7.0            7.1
Total on-track and intertrack attendance                  1,057             1,188          1,236          1,365          1,410
Average daily on-track and intertrack attendance            9.8              10.5           11.9           12.3           12.6
On-track pari-mutuel handle (2)                        $103,276          $113,131       $101,852       $117,150       $130,684
Intertrack/exported pari-mutuel handle (3)             $278,361          $253,794       $140,153       $140,846       $148,662
Out-of-state pari-mutuel handle (4)                    $ 82,653          $ 62,286       $ 33,051       $ 26,723       $ 23,527
Total pari-mutuel handle                               $464,290          $429,211       $275,056       $284,719       $302,873
Average total daily pari-mutuel handle                 $  4,299          $  3,797       $  2,645       $  2,565       $  2,704


  (1)   Does not include two racing days which were rained out in January 1995.

  (2) Includes wagers placed on Bay Meadows' live races, and handle on imported races wagered at Bay Meadows when Bay Meadows is conducting its live racing meet.

  (3) Includes handle at Bay Meadows' satellite locations when Bay Meadows is conducting its live racing meet, wagers placed on Bay Meadows' races placed at intrastate locations, and nonmerged wagers on Bay Meadows' races placed at interstate locations.

  (4)   Includes merged wagers on Bay Meadows' races.

PARI-MUTUEL REVENUES

Bay Meadows' annual revenue is mainly derived from the pari-mutuel revenue that it receives from wagers made by the public during its race meet. Wagers at Bay Meadows Racecourse are placed under the pari-mutuel wagering system whereby individual bettors wager against each other in a pool. A racing association merely acts as the stakeholder for the wagers made by the public and deducts a commission which is fixed by California law, and which is shared principally by the State of California, horsemen (in the form of purses to horse owners and in various incentive awards) and the racing association which is conducting the race meet. Bay Meadows, as the race track operator, has no interest in the order of finish in any given race.

Pari-mutuel revenues are derived from four sources: wagers made at Bay Meadows and throughout the Northern California Network on races conducted at Bay Meadows; wagers made through locations in Southern California and out-of-state locations on races conducted at Bay Meadows; wagers made on the audio-visual signal of races conducted in Southern California and at out-of-state locations (imported simulcast races); and satellite commissions generated when Bay Meadows operates as an off-track wagering facility. Bay Meadows receives the majority of its pari-mutuel revenues during its live racing meet when it generates pari-mutuel revenues from Bay Meadows live races, imported races, and exported races. Bay Meadows operates as a satellite on a year-round basis; however, the majority of satellite commissions are earned when Bay Meadows is not conducting a live race meet.

BAY MEADOWS LIVE RACES (NORTHERN CALIFORNIA NETWORK)

Wagering on Bay Meadows' live races includes wagers placed on Bay Meadows' races at the Bay Meadows Racecourse ("Live On-Track") and at Northern California satellite locations ("Live Intertrack"). During calendar year 1995, commissions to Bay Meadows approximated 6.6% of Live On-Track handle and 4.4% of Live Intertrack handle.

The CHRB has the authority to permit racing associations, or county fairs in California, to operate as intertrack wagering facilities if specified conditions are met. At present, intertrack wagering on races conducted at Bay Meadows is permitted at eleven different race tracks or fair locations considered to be within the Northern California Network. Under the intertrack wagering system, patrons at intertrack wagering facilities place wagers on races conducted at Bay Meadows. The amounts wagered at the intertrack wagering facilities are pooled with the wagers placed at Bay Meadows to form the pari-mutuel wagering pool on which Bay Meadows receives a commission set by state law.

The following schedule details the allocation of 1995 pari-mutuel handle for Bay Meadows' live races:

                             BAY MEADOWS LIVE RACES

                                                                     TOTAL
                                                                  BAY MEADOWS
                                                                  LIVE RACES
ALLOCATION OF PARI-MUTUEL HANDLE                             -------------------
(DOLLARS IN THOUSANDS)               ON TRACK   INTERTRACK   DOLLARS     PERCENT

Racing Association (Bay Meadows)     $  4,020    $  2,911    $  6,931      5.42%
Municipal racing fees                     202         220         422      0.33
State of California                     3,606       2,308       5,914      4.62
Incentive awards                          284         332         616      0.48
Equine research                            61          67         128      0.10
Purses to horse owners                  3,730       3,119       6,849      5.35
Simulcast operating expense fund                    1,810       1,810      1.42
Satellite promotional fund                            348         348      0.27
Vanning and stabling fund                             320         320      0.25
Commissions paid to guest tracks                    1,334       1,334      1.04
Return to public as winnings           49,358      53,951     103,309     80.72
                                     --------    --------    --------    ------
Total                                $ 61,261    $ 66,720    $127,981    100.00%
                                     ========    ========    ========    ======

IMPORTED RACES

Currently, Bay Meadows imports races from Southern California ("Intrastate Races"), and from out-of-state locations within the United States ("Interstate"). In addition, during 1995, Bay Meadows joined Hollywood Park in importing certain races from Hong Kong with Bay Meadows acting as the United States hub (included in Interstate figures in table below). Approximately 90% of imported handle was derived from Intrastate races, 9% was derived from out-of-state races, and approximately 1% was derived from Hong Kong races. Similar to Bay Meadows' live races, imported races are sent from Bay Meadows to intertrack wagering locations.

Bay Meadows pays a fee to the host track for the right to wager on the imported race. Imported racing fees, are determined by contract with each host track and generally ranged from 2.5% to 3.75% of handle during the 1995 calendar year. The maximum amount payable to a host track for an intrastate race is 2.5% of handle.

The following schedule details the allocation of 1995 pari-mutuel handle for imported races:

                                 IMPORTED RACES

                                                                                              TOTAL IMPORTED
                                             INTERSTATE                INTRASTATE                  RACES
ALLOCATION OF PARI-MUTUEL HANDLE       ----------------------    ----------------------    ---------------------
(DOLLARS IN THOUSANDS)                 ON TRACK    INTERTRACK    ON TRACK    INTERTRACK     DOLLARS      PERCENT

Racing Association (Bay Meadows)       $    218     $    241     $  1,981     $  2,859     $  5,299       4.60%
Municipal racing fees                        15           21          103          185          324       0.28
State of California                         273          217        1,096        1,961        3,547       3.08
Incentive awards                             25           28          167          299          519       0.45
Equine research                               5            6           37           67          115       0.10
Imported racing fees                        180          252          935        1,673        3,040       2.64
Purses to horse owners                      191          214        1,955        2,812        5,172       4.49
Simulcast operating expense fund                         115          885        1,589        2,589       2.24
Satellite promotional fund                                27                                     27       0.02
Vanning and stabling fund                                 25          157          267          449       0.39
Commissions paid to guest tracks                          93                     1,121        1,214       1.05
Return to public as winnings              3,714        5,117       30,077       54,088       92,996      80.66
                                       --------     --------     --------     --------     --------     ------
Total                                  $  4,621     $  6,356     $ 37,393     $ 66,921     $115,291     100.00%
                                       ========     ========     ========     ========     ========     ======

EXPORTED RACES

Currently, Bay Meadows exports races to intrastate locations, out-of-state locations within the United States, and two international locations: Canada and Mexico (included in Interstate figures in table below). Approximately 60% of handle on exported races was derived from intrastate locations.

Bay Meadows receives an export racing fee which is determined by contract with each out-of-state guest location. Export racing fees received from out-of-state guest locations generally ranged from 2.5% to 3.75% of handle for the 1995 calendar year and are statutorily divided among commissions, purses, the State of California, and incentive awards. During 1995, export fees received from Southern California race tracks ranged from 1.80% to 2.50% and are statutorily split between commissions and purses.

The following schedule details the allocation of 1995 pari-mutuel handle for exported races:


                                            EXPORTED RACES                           TOTAL EXPORTED
                                              INTERSTATE                                 RACES
                                       -----------------------                    -------------------
ALLOCATION OF PARI-MUTUEL HANDLE
(DOLLARS IN THOUSANDS)                  MERGED      NON-MERGED    INTRASTATE      DOLLARS     PERCENT

Racing Association (Bay Meadows)       $  1,096     $     77       $  1,345       $  2,518      1.14%
State of California                         196           14                           210      0.10
Incentive awards                             68            5                            73      0.03
Purses to horse owners                    1,096           77          1,345          2,518      1.14
Retained by guest tracks                 80,197        6,158        129,343        215,698     97.59
                                       --------     --------       --------       --------    ------
Total                                  $ 82,653     $  6,331       $132,033       $221,017    100.00%
                                       ========     ========       ========       ========    ======

The following schedule is a summary of the 1995 pari-mutuel schedules detailed previously in this section:

ALLOCATION OF PARI-MUTUEL HANDLE                          DOLLARS        PERCENT
(DOLLARS IN THOUSANDS)

Racing Association (Bay Meadows)                          $ 14,748         3.18%
Municipal racing fees                                          746         0.16
State of California                                          9,671         2.08
Incentive awards                                             1,208         0.26
Equine research                                                243         0.05
Imported racing fees                                         3,040         0.65
Purses to horse owners                                      14,539         3.13
Simulcast operating expense fund                             4,399         0.95
Satellite promotional fund                                     375         0.08
Vanning and stabling fund                                      769         0.17
Commissions paid to guest tracks                             2,548         0.55
Retained by guest tracks (exported races)                  215,699        46.46
Return to public as winnings (Bay Meadows pools)           196,305        42.28
                                                          --------       ------
Total                                                     $464,290       100.00%
                                                          ========       ======

BAY MEADOWS - SATELLITE LOCATION

Bay Meadows operates as an intertrack satellite wagering facility throughout the year; however, the majority of satellite commissions are earned when live races are not conducted at Bay Meadows. Bay Meadows, during its off season, primarily serves as an intertrack wagering satellite for Golden Gate Fields in Northern California, and various fair locations. During 1995, Bay Meadows received satellite commissions ranging from 1.63% to 2.02%.

The following schedule details the distribution of Satellite commissions earned on live races, intrastate races, and interstate races:

                                                                     COMMISSION
                                         HANDLE      COMMISSION      PERCENTAGE

Live races (1)                           $50,601       $ 1,026          2.02%
Races from Southern California (2)        34,075           569          1.67%
Interstate races (3)                       6,584           107          1.63%
                                         -------       -------          ----
Total                                    $91,260       $ 1,702          1.87%
                                         =======       =======          ====

(1)   Races run at intertrack locations within the Northern California Network.
(2)   Races imported from within California to the Northern California Network.
(3)   Races imported from outside California to the Northern California Network.

SEASONAL VARIATIONS IN BUSINESS

Bay Meadows' revenues are subject to seasonal variations. Historically, the Bay Meadows racing meet, from which Bay Meadows derives a major portion of its revenues, has commenced in August each year and has ended the following January. (See "Bay Meadows Race Meet" in this section for information on the timing of the 1995-1996 race meet.) This seasonal variation is indicated by the financial information for Bay Meadows Operating Company and Subsidiary set forth below for the quarterly periods indicated.

                  BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

                                                          QUARTERS ENDED 1995
                                        -----------------------------------------------------
                                        MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)

Number of live racing days                    20          10             27               51

Total revenues                           $ 9,587     $ 7,238        $13,058          $20,373

Costs and expenses                       $ 9,461     $ 7,465        $13,022          $19,372

Net income (loss)                        $    68     $  (123)       $    20          $   512

Net income (loss) per share              $   .01     $   .02        $   .01          $   .09

                                                      QUARTERS ENDED 1994
                                      -------------------------------------------------------
                                      MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)

Number of live racing race days            21             0             24             68

Total revenues                        $ 9,979       $ 2,421        $11,716        $27,071

Costs and expenses                    $ 9,774       $ 3,549        $11,621        $25,103

Net income (loss)                     $   205       $(1,128)       $   443        $ 1,072

Net income (loss) per share           $   .04       $  (.20)       $   .08        $   .18

                                                     QUARTERS ENDED 1993
                                  ---------------------------------------------------------
                                  MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)

Number of live racing days             20              0             23               61

Total revenues                    $ 9,040        $ 2,347        $ 8,263          $24,992

Costs and expenses                $ 9,389        $ 3,628        $ 9,156          $22,295

Net income (loss)                 $  (349)       $(1,281)       $  (893)         $ 2,697

Net income (loss) per share       $  (.06)       $  (.22)       $  (.16)         $   .47


PROPOSED SALE OF STABLE AREA AND TRAINING TRACK AREA

Cal Jockey has entered into agreements to sell the Stable Area on which most all of the horses racing at Bay Meadows are stabled and to sell the Training Track Area, a 40-acre site on which a 5/8 mile training track is now situated. See "Pending Sales and Negotiations" and "Terms of the Pending Sales of the Training Track and Stable Areas." Initially, the management of Bay Meadows thought that the 75-acre Stable Area and Training Track Area could be sold without jeopardizing Bay Meadows' racing operations assuming appropriate alternative training and stabling facilities were made available. Besides Bay Meadows' management being concerned that such facilities have not yet been identified, management of Bay Meadows underestimated the extent of the negative reaction of owners and trainers to the sale of the Stable Area. Consequently, Bay Meadows now believes that the sale of either or both of these parcels may adversely impact the present operation of the Bay Meadows Racecourse. However, until definitive plans for alternative stabling and training arrangements are finalized, the magnitude of the effects on Bay Meadows' operations cannot be determined.

At the present time, Bay Meadows and Cal Jockey are considering the possibility of establishing a training and stable area at an off-site location, as well as the possibility of constructing a stable area on the property being retained by Cal Jockey, approximately 103 acres, and certain additional property now owned by the County of San Mateo. There can be no assurance that the property owned by the County of San Mateo will be made available for use as a stable area or that such use will be permitted by the applicable regulatory authorities. See "Planning for Training and Stabling."

If a suitable off-site location is found for the establishment of a training and stabling area, it will then be necessary to van horses to and from the Bay Meadows Racecourse. Bay Meadows' management believes that the cost of vanning horses to and from the off-site location and maintaining a second facility would represent additional costs of operation. The exact amount of such additional costs, and other costs associated with operating at two locations, cannot be determined at this time.

The concept of training and stabling horses at an off-site location has been vigorously protested by trainers and owners. The Thoroughbred Owners of California, the organization recognized by the CHRB as representing owners, and the Horsemen's Benevolent and Protective Association, the organization recognized by the CHRB as representing trainers, have advised Bay Meadows that each does not approve of horses being stabled and trained at an off-site location as a long-term solution. Bay Meadows' inability to stable a sufficient number of horses at the Bay Meadows Racecourse could result in Bay Meadows being allocated less favorable racing dates and/or fewer racing days by the CHRB. Irrespective of the impact these proposed sales will have on Bay Meadows' allocation of racing days and/or dates, horse trainers' and owners' concerns with racing and training horses at different locations could adversely affect the quantity and quality of horses racing at Bay Meadows Racecourse which, in turn, could adversely affect Bay Meadows' operations.

Bay Meadows' Board of Directors has concluded that it is prudent for any off-site location to be able to be developed into a full-fledged racing facility. In this regard, if an off-site location is selected, Bay Meadows' Board believes it is in the best interest of Bay Meadows for training and racing to be conducted as soon as reasonably feasible at the same location.

If horses are stabled and trained at an off-site location, it will be necessary to construct approximately 200 stalls at the Bay Meadows Racecourse to serve as transit stalls. The space retained by Cal Jockey for the construction of such stalls and associated activities has proven to be inadequate. Cal Jockey has been negotiating with the County of San Mateo to secure additional space needed for a staging area for use in the loading and unloading of horses from vans. There is no assurance that the requisite space will be made available by the County of San Mateo. Additionally, the construction of approximately 200 stalls is subject to obtaining approvals from the applicable regulatory authorities and there is no assurance such approvals will be forthcoming.

As to the possibility of building barns on the property being retained by Cal Jockey, it does not appear possible to build more than 900 stalls on the property Cal Jockey has retained. This is a reduction of 650 stalls from the current number of stalls. In order to build approximately 900 stalls, it will be necessary for a majority, but not all, of those stalls to be constructed in the infield of the racetrack. Depending upon their design and engineering and regulatory constraints, the building of barns in the infield could jeopardize the prevailing, unobstructed sight-lines, thereby impairing the view of a race. No other racetrack is known to have barns in its infield. In order to build approximately 900 stalls, it will be necessary to dismantle part of the existing grandstand. Because of the historical decline in on-track attendance over the years, the contemplated decrease in the size of the grandstand is not expected to adversely affect Bay Meadows' operations. The exact cost of dismantling a portion of the existing grandstand and renovating the remaining portion is unknown at this time, nor is the exact cost of building approximately 900 stalls presently known. Also, the building of some of the barns on a portion of the present parking area will reduce the amount of available parking space and could adversely impact patronage. The construction of approximately 900 stalls and the dismantling and renovation of the grandstand is subject to obtaining the requisite approvals from the applicable regulatory authorities and there is no assurance such approvals will be forthcoming. As with the possibility of horses being trained and stabled at an off-site location, reducing the number of stalls from the 1,550 now on site could result in Bay Meadows being allocated less favorable racing dates and/or fewer racing days. However, Bay Meadows' management believes that having approximately 900 stalls would be satisfactory to avoid any adverse affect on racing days and/or dates, although there can be no assurances as to this.

If approximately 900 stalls were constructed on the property retained by Cal Jockey, the present operation of Bay Meadows would still be hampered by the lack of a training track. Because of the customary amount of rainfall in the area of the Bay Meadows Racecourse, a training track is a distinct advantage when the main track is unavailable for training because of wet conditions. The feasibility of constructing a training track in a portion of the infield of the existing track is now being studied.

The operation of the Bay Meadows Racecourse could be adversely impacted if the contemplated sales of the Stable Area and Training Track Area were consummated prior to suitable arrangements being made for alternative training and stabling. Given the present uncertainties as to the location of the future training and stabling sites and the timetable for consummating the planned sales, the earliest closing date being August, 1997, there can be no assurances that an off-site training and stabling site will be ready for use, or in the alternative that the construction of approximately 900 stalls at Bay Meadows Racecourse will be completed, by the time the existing training track and stable area are sold. It is possible that construction at the Bay Meadows Racecourse might require Bay Meadows, for some undetermined period, to conduct racing at another venue.

Since Bay Meadows does not own the Bay Meadows Racecourse and has limited capital, it is not in a position either to make the necessary improvements to the Bay Meadows Racecourse that would enable racing to continue unimpaired at such location or to secure a site and construct thereon a suitable stabling and training facility. Bay Meadows is dependent on Cal Jockey to provide the funds for the necessary improvements to the

Bay Meadows Racecourse and/or the off-site stabling and training facility. Cal Jockey has indicated an inclination to fund to the extent practicable any economically viable alternative. However, because there has been no definitive proposal upon which Cal Jockey can act, Bay Meadows has not received a firm commitment from Cal Jockey as to any specific expenditures that Cal Jockey would make.

         Conducting racing at another location or other substantial changes to the manner in which Bay Meadows currently conducts its racing operations could have the effect of contributing to the continued decline in on-track attendance. However, until definite plans are finalized, the magnitude of the impact is not quantifiable.

LEGISLATION

Because thoroughbred racing is highly regulated by the State of California, the enactment of new legislation can impact Bay Meadows both in a positive and negative manner. Because of the myriad of legislative bills ("Bills") pertaining to gaming and racing introduced each year in the California Legislature, it is impossible for management to identify which ones will receive serious consideration, much less be enacted. However, a number of Bills that have been introduced might impact Bay Meadows.

Among the Bills that would positively impact Bay Meadows is one which provides that the State License Fee for any calendar year shall be the lesser of the rate provided under existing California law or the rate of the mean average of the effective pari-mutuel tax rates of the eight States in the Country with the largest pari-mutuel handle. The enactment of this Bill would increase the net revenues of racetracks and increase purses.

A Bill has been introduced that would amend the Incentive Program for California-bred Thoroughbreds. The author of the Bill believes that its enactment would stimulate the breeding of Thoroughbreds in California and thereby eventually increase the horse population at California racetracks.

A Bill has been introduced that prohibits wagering on out-of-state and out-of-country race cards when those races overlap with any live race in the State of California. The enactment of this Bill would prohibit Bay Meadows from importing certain races from Hong Kong and Canada.

There is also considerable concern in the industry that the expansion of Indian Gaming (untaxed gaming on reservations) might negatively impact horse racing, and several Bills introduced at both the national and state levels might either expand or contract the potential of Indian Gaming.

Management expresses no views on the likelihood of any of the aforementioned Bills becoming law and can give no assurance that legislation harmful to Bay Meadows will not be introduced or enacted or that legislation favorable to Bay Meadows will be introduced or enacted.

CONCESSIONAIRE

Bay Meadows Catering ("Catering"), a wholly owned subsidiary of Bay Meadows, provides food and beverage service at refreshment stands located in the Grandstand and Clubhouse areas of the racetrack facility pursuant to a concession granted to it by Bay Meadows. Catering enters into contracts with racing associations which sublease Bay Meadows Racecourse to provide such food and beverage service. Catering pays a percentage of its sales to the respective horse racing associations for this concession during their racing meets.

Since August 1993, Bay Meadows has contracted with Butler Catering, an independent concessionaire, to provide food and beverage services in the bars and restaurants located in the Turf Club and Clubhouse of the racetrack facility. Butler Catering pays Bay Meadows a percentage on certain sales and it is responsible for all costs and expenses associated with its operation. The contract with Butler Catering terminated, under its terms, on March 31, 1996. At the present time there are no discussions under way to renew or extend the contract.

INDOOR TENNIS CLUB AND GOLF COURSE

Bay Meadows manages and operates the Sundown Tennis Club, an indoor tennis facility, on approximately 2.4 acres of land in close proximity to the racetrack facility. This tennis facility consists of a 36,000 square foot building containing five indoor tennis courts. Bay Meadows also manages and operates a nine-hole golf course in the infield of the racetrack. The real estate and improvements consisting of the indoor tennis club and the golf course are included in the premises owned by Cal Jockey and leased to Bay Meadows.

CAPITAL IMPROVEMENTS

Capital improvement expenditures in 1995 were $499,000, consisting primarily of buildouts relating to the renovation and improvements of several different areas, such as a Deli and Bar area in the lower Clubhouse and a bar area in the Turf Club. In addition, a television studio was under construction at year end. It is estimated that the cost of constructing and equipping the television studio will approximate One Million Five Hundred Thousand Dollars ($1,500,000).

EMPLOYEES

Bay Meadows employs approximately 200 employees throughout the year and an additional 350-550 seasonal employees on racing days. Bay Meadows believes it has good relations with its employees. Most of Bay Meadows' seasonal employees are members of various unions.

COMPETITION

Racing dates are allocated annually by the CHRB and, to the extent possible, are allocated in a manner to avoid overlaps in Northern California. Historically, the dates allocated to Bay Meadows and Golden Gate Fields, the other racing association in the San Francisco Bay Area, have not overlapped. However, Bay Meadows has been allocated dates, from time to time, that have resulted in it conducting racing concurrently with the California State Fair in Sacramento, California and the Big Fresno Fair in Fresno, California. Over the last two years, competition for racing dates has increased among Bay Meadows, Golden Gate Fields and some County Fairs. It can no longer be assumed that a racetrack will be allocated its historical dates by the CHRB. See "Bay Meadows Race Meet" and "Proposed Sale of Stable Area and Training Track Area."

While Bay Meadows, when it is conducting live racing, has little direct competition from other tracks in the San Francisco Bay Area, competition appears to be developing through telephone betting accounts being offered by off-track wagering facilities in various states (New York, Connecticut, Pennsylvania, etc.) and foreign countries. There is some question as to the legality of these facilities accepting wagers from individuals within California.

To some extent, Bay Meadows competes with off-track wagering facilities in Northern California for patrons. Because of distance and traffic congestion, a patron might find wagering at an off-track wagering facility to be more convenient.

The San Francisco Bay Area annually has numerous professional and amateur sporting events and other entertainment attractions which compete with Bay Meadows for the sports and entertainment dollar. Bay Meadows also competes with other forms of legalized gambling, particularly Indian gaming and others such as the California State lottery and local card clubs. It is very difficult, however, to evaluate the competitive impact of these other forms of entertainment and gambling on the operations of Bay Meadows, other than to say they are significant.

During the last few years, racetracks throughout the United States have experienced a decline in their horse population. As a result of this decline, there has been reduction in the size of the fields competing in races. Generally, the amount wagered on a given race is impacted by the size of the field. Bay Meadows competes for horses with other tracks throughout the United States and, particularly, with tracks in Southern California and

Arizona. Over the last few years, Bay Meadows has attracted a number of horses from the State of Washington because of the closure of the Longacres Racecourse. In 1996, a new track is opening in the State of Washington, Emerald Downs (June 20-November 4, 1996 Thoroughbred racing meet), and it is anticipated that a number of horses presently in Northern California will move to Washington.

OTHER MATTERS

Bay Meadows filed an application with the City of San Mateo in February 1995 to permit the establishment of a 50-table Card Club ("Card Club") at Bay Meadows. In November 1995, the measure permitting the establishment of a Card Club at Bay Meadows was rejected by the voters of the City of San Mateo. In 1994 and 1995, Bay Meadows expended $209,000 and $666,000, respectively, in connection with its unsuccessful attempt to establish the Card Club.

ITEM 2.  PROPERTIES

Information with respect to the property owned by Cal Jockey and Bay Meadows is set forth under Item 1 - "Business" and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Bay Meadows and Cal Jockey are, in the ordinary course of business, involved in litigation and other legal matters. The employment-related law suit, James Burkes v Bay Meadows Racing Association, Bay Meadows Catering and Bill Caldwell, was settled in early 1995.

Cal Jockey is party to an administrative proceeding with the City of San Mateo regarding the treatment of the waste water from the Bay Meadows barn area (See
Item 1 - "California Jockey Club - Water Treatment System").

Bay Meadows Foundation v. Bay Meadows Operating Company and California Jockey
Club

On December 29, 1995, the Bay Meadows Foundation filed a complaint in San Mateo Superior Court against Cal Jockey and Bay Meadows. The complaint alleges failure to properly calculate and pay charity proceeds as required by law and includes causes of action for violation of statute, breach of fiduciary duty and imposition of a constructive trust and accounting. Specifically, the complaint alleges that Bay Meadows improperly deducted rent payments made to its affiliate, Cal Jockey, from the charity net proceeds. The complaint also seeks punitive damages and attorney's fees. On March 25, 1996, Cal Jockey and Bay Meadows filed their answer to the complaint. The answer denies the allegations of the complaint and asserts affirmative defenses against the Bay Meadows Foundation. Specifically, Cal Jockey and Bay Meadows maintain that the deduction of rent payments was lawful and consistent with both the administrative determination made by the California Horse Racing Board ("CHRB") in 1991 that such rent payments were deductible and the financial reporting instructions subsequently promulgated by the CHRB. The parties are currently engaged in civil discovery and Cal Jockey and Bay Meadows plan to vigorously defend themselves against the lawsuit.

Pauline Madera v. Bay Meadows Operating Company and Morris Webb

On December 20, 1995, Ms. Madera, a current employee of Bay Meadows Catering, filed a complaint for damages for sexual battery, intentional infliction of emotional distress, negligent infliction of emotional distress and sexual harassment in violation of public policy. The complaint seeks unspecified damages. Mr. Webb is a former employee of Bay Meadows Catering. Defendant answered and removed the action to federal court. Pursuant to federal rules, discovery is stayed until May 17, 1996, when the parties will appear in court for the initial case management conference. Neither Ms. Madera nor Mr. Webb were or are employed in a management or supervisory position by Bay Meadows. Bay Meadows plans to vigorously defend against the lawsuit.

Management believes that the pending legal actions against either of the Companies are not expected to have a material impact on the separate or combined financial statements of the Companies.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and related notes thereto.

                        COMBINED SELECTED FINANCIAL DATA

                           CALIFORNIA JOCKEY CLUB AND
                  BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

                                                       YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                    1995          1994          1993             1992          1991
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)

Number of live racing days           108           113           104              111           112
Operating Data:
  Revenues                       $50,709       $51,575       $44,993          $48,985       $53,293
  Net income                       4,200         4,212         1,153(1)         2,150         4,399
  Net income per share               .73           .73           .20(1)           .37           .76
  Cash dividends per share           .65           .60           .30              .60           .80
Balance Sheet Data:
  Total assets                   $37,935       $36,786       $44,993          $33,999       $37,083


                             SELECTED FINANCIAL DATA

                             CALIFORNIA JOCKEY CLUB

                                                        YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                    1995          1994          1993             1992          1991
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)

Number of live racing days           108           113           104              111           112
Operating Data:
  Revenues                       $ 5,241       $ 5,176       $ 3,984          $ 4,736       $ 5,794
  Net income                       3,723         3,620           980(1)         2,854         4,260
  Net income per share               .65           .63           .17(1)           .49           .74
  Cash dividends per share           .65           .60           .30              .60           .80
Balance Sheet Data:
  Total assets                   $22,147       $22,129       $21,914          $23,950       $25,099

                      CONSOLIDATED SELECTED FINANCIAL DATA

                  BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

                                                     YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------
                                     1995        1994        1993        1992         1991
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA AND RACING DAYS)

Number of live racing days            108         113         104         111          112
Operating Data:
  Revenues                       $ 50,256    $ 51,187    $ 44,642    $ 48,537     $ 52,607
  Net income                          477         592         173        (692)         155
  Net income per share                .08         .10         .03        (.12)         .02
  Cash dividends per share              -           -           -           -            -
Balance Sheet Data:
  Total assets                   $ 16,357    $ 16,648    $ 10,821    $ 11,263     $ 13,175


--------------
(1) Includes a charge of $1,400,000 recorded as a result of litigation settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any forward looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed in this document.

GENERAL

The results of operations of Cal Jockey and Bay Meadows are dependent upon the operations of Bay Meadows Racecourse as a live Thoroughbred racing facility and as a simulcast wagering facility for other racing associations. The operations of this facility are the primary source of the Companies' respective revenues and net income. Cal Jockey's income is almost entirely dependent upon collection of rent from Bay Meadows pursuant to a master lease.

Bay Meadows' income is primarily dependent upon the success of the Thoroughbred racing meet it conducts. The total number of Bay Meadows' racing days has increased from 81 days in 1985 to a high of 114 days in 1990. In the 1995 calendar year, Bay Meadows raced 108 days and it plans to conduct 118 racing days in the 1996 calendar year. Since the introduction of intertrack wagering in October 1985, the components of Bay Meadows' revenues have continued to change. Starting with the 1990-1991 racing meet, several interstate locations were included in Bay Meadows' pari-mutuel pools. Additionally, the expansion of intrastate wagering has positively impacted handle on exported races. While all of these factors have contributed to an increase in the total pari-mutuel handle from $192,378,000 in 1985, to $464,290,000 in 1995, the profitability of each of the components of the handle is different. In 1995, the total pari-mutuel handle was comprised of 45.3% live handle, 22.5% intrastate handle, 2.4% interstate handle and 29.8% exported signal.

In addition, the related decline in daily average on-track attendance from approximately 8,700 in 1985 to approximately 4,500 in 1995, has had a material impact on non-wagering revenue sources (food, beverage and gift shop sales, admissions, parking fees and program sales). The daily average on-track attendance for 1995 decreased approximately 4.3% compared to the prior year.

Under the terms of the master lease agreement, Bay Meadows' percentage rental payments to Cal Jockey are based on the amount of pari-mutuel handle derived from wagers on Bay Meadows' live Thoroughbred racing meet and wagers placed at Bay Meadows Racecourse when it serves as a simulcast wagering facility for other racing associations (See Item 1 - "California Jockey Club - Lease of Racing Facilities"). Bay Meadows also collects additional revenue by subleasing the racecourse facilities to the San Mateo County Fair and others.

                             CALIFORNIA JOCKEY CLUB

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

In 1995, total revenues for Cal Jockey increased $65,000 (1%), compared to the prior year. Rental income derived from the leasing of its racing facility decreased $34,000 (1%). This decrease was primarily the result of Bay Meadows racing five fewer days in the calendar year compared to the prior year. Total interest income increased $106,000 from the prior year, primarily as a result of a higher average balance of investments.

While total expenses for 1995 decreased $38,000 (2%) compared to 1994, General and Administrative expense increased $145,000. The 33% increase in general and administrative expenses is due to Cal Jockey's employment of a real estate manager, as of September 1, 1994, and the overhead associated with having an employee.


RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED DECEMBER 31, 1993

In 1994, total revenues for Cal Jockey increased $1,192,000 (30%), compared to the prior year. Rental income derived from the leasing of its racing facility increased $1,170,000 (32%). This increase was primarily the result of Bay Meadows' higher average daily handle, on which the rent is calculated, and Bay Meadows racing nine more days in the calendar year compared to the prior year. Total interest income increased $32,000 from the prior year, primarily as a result of a higher average balance of investments.

Total expenses for 1994 decreased $1,448,000 (48%) compared to 1993. This was primarily the result of the non-recurrence of a $1,400,000 charge for settlement of the Bay Meadows Partners dispute taken in 1993. In addition, a loss was recorded in the amount of $162,000 relating to the disposal of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

The liquid assets (cash and marketable securities) of Cal Jockey increased to $9,253,000 at December 31, 1995 from $8,357,000 at December 31, 1994. Cal Jockey has guaranteed a $6,000,000 line of credit that Bay Meadows has with a bank and which expires on May 31, 1996, none of which was outstanding as of December 31, 1995. Bay Meadows has agreed to pay California Jockey a fee equal to .25% per annum of the value of the collateral that secures the line of credit. As of December 31, 1995, there was no collateral securing the line of credit.

The City of San Mateo (the "City"), along with the State of California, has mandated that water runoff from Bay Meadows' barn area be disconnected from the municipal sewer collection system. Cal Jockey is cooperating with the City and State Regional Water Quality Control Board to resolve this situation; and has prepared preliminary reports describing the proposed compliance measures. The estimated costs of $1,500,000 are expected to be capitalized in Property, Plant and Equipment. Therefore, such costs have not been accrued in the accompanying financial statements. Final determinations and approvals have not been received nor has a schedule for implementation been established.

If the Stable Area is sold as proposed to Property Resources, the problem with water runoff as it presently exists would be eliminated or mitigated. However, under the Franklin Agreement, Cal Jockey has agreed to construct and maintain a retention pond for runoff from the 32 acres to be sold to Property Resources. See Item 1 -- Cal Jockey -- "Terms of the Pending Sales of the Training Track and Stable Areas." If and when new barns are built on the property retained by Cal Jockey, it would be necessary to provide for water runoff as required by applicable regulatory authorities. The costs to Cal Jockey of these projects are expected to be capitalized in Property, Plant and Equipment.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

         Bay Meadows' Accounts receivable (net of allowance for doubtful accounts) were $2,435,000 as of December 31, 1995 as compared to $1,298,000 as of December 31, 1994. The increase in Accounts receivable is primarily attributable to fluctuations in the timing of pari-mutuel pool settlements with other tracks.

         Bay Meadow's Accounts payable increased to $4,547,000 as of December 31, 1995 from $3,068,000 as of December 31, 1994. During the same period, Accrued liabilities decreased to $1,390,000 as of December 31, 1995 from $3,152,000 on December 31, 1994. The increase in Accounts payable is primarily attributable to the corresponding decreases in Accrued liabilities as a result of increases in efficiencies at Bay Meadows in processing payables.

         Uncashed pari-mutuel tickets and vouchers increased to $4,477,000 as of December 31, 1995 from $2,421,000 as of December 31, 1994. The increase is a result of a change in the California laws applicable to Thoroughbred racing which now require that uncashed pari-mutuel tickets and vouchers be carried for a longer period. As of December 31, 1995, Bay Meadows was required to carry uncashed pari-mutuel tickets for up to one year following the end of the meet. Previously, uncashed pari-mutuel tickets and vouchers were required to be carried for only 120 days following the end of the meet.

INFLATION

Inflation is not expected to materially impact Cal Jockey.


SUBSEQUENT EVENTS

        On August 18, 1996, Cal Jockey entered into an agreement with Hudson Bay Partners, LP relating to the proposed reorganization and $300.0 million financing transaction. Under the terms of this agreement, Cal Jockey is required to pay Hudson Bay a termination fee in the amount of $2.9 million in the event the Cal Jockey Board of Directors receives a higher unsolicited offer which it accepts. This agreement was terminated on October 31, 1996.

        On October 31, 1996 Cal Jockey and Bay Meadows entered into a binding acquisition agreement with Patriot American Hospitality, Inc. ("Patriot American"). The acquisition agreement was approved unanimously by the Boards of Patriot American, Cal Jockey, and Bay Meadows and is subject to approval by the shareholders of Patriot and the paired shareholders of Cal Jockey and Bay Meadows. Pursuant to the acquisition agreement, the shareholders of Cal Jockey and Bay Meadows will have the option to receive, for each of their paired shares, either $33.00 in cash or .9635 shares of common stock of Patriot American as reconstituted following the merger.

        Pursuant to the acquisition agreement, Patriot American has advanced $2.9 million to Cal Jockey for payment of the breakup fee due upon termination of the prior formation agreement with Hudson Bay Partners, LP. Patriot
American will be entitled to receive a $5 million termination fee, and the repayment of the $2.9 million advance for the Hudson Bay termination fee in the event the Cal Jockey and Bay Meadows boards of directors receive a higher unsolicited offer which they accept.

        Management does not expect the consummation of this transaction to affect the proposed land sales.
                          BAY MEADOWS OPERATING COMPANY

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

Total revenues decreased $931,000 (1.8%) for 1995, compared with the prior year because of a large decrease in pari-mutuel revenue which is partially offset by producer fees, rental of racing facility revenues, concession sales and other income. This decrease was primarily due to Bay Meadows racing five fewer days in calendar year 1995 as compared with 1994 (108 vs. 113).

Compared to 1994, there was a change in the components of pari-mutuel wagering. While wagering decreased on-track and off-track in Northern California, wagers increased at locations in Southern California and out-of-state on races conducted at Bay Meadows. Wagers made in Southern California on races conducted at Bay Meadows increased from $100,737,000 in 1994 to $132,033,000 in 1995. Bay Meadows receives a fee of up to 2.5% of handle on these races and is required to pay 50% of the fee received to horse owners as purses. In addition, wagers made at out-of-state locations on races conducted at Bay Meadows increased $19,100,000 from $69,885,000 in 1994 to $88,985,000 in 1995. Fees on these races generally range from 2.5% to 3.75% of the handle on these races at the export location and are statutorily divided among purses, the State of California and incentive awards.

Management believes fees earned are a better financial barometer than handle because with the advent of simulcasting, handle has become less meaningful. Simulcast handle is sometimes counted by more than one track, and handle derived from out-of-state locations is far less profitable than wagering within California. Admissions, programs, parking and other racing income decreased $235,000 due primarily to a decrease in the number of race days.

Total costs and expenses decreased $727,000 (1.5%) for the year ended December 31, 1995, compared with 1994. This was primarily due to decreases in expenses associated with lower operating revenues, including (i) purses and incentive awards ($1,038,000), (ii) commissions paid to guest locations ($136,000), and
(iii) racing facility rental ($38,000). General and administrative expenses decreased $136,000 (4.1%) for the year ended December 31, 1995, compared with 1994. Compared to 1994, direct operating expenses increased by $344,000 in 1995. In addition, $666,000 in expenses were incurred in connection with the unsuccessful attempt to establish a Card Club, compared to $209,000 in 1994. A loss on disposal of fixed assets in the amount of $99,000 was recorded in 1995 due to accelerated replacement of certain fixed assets.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED DECEMBER 31, 1993

Total revenues increased $6,545,000 (15%) for 1994 compared with the prior year. This increase was due to an increase in pari-mutuel revenues ($6,659,000) which resulted from an increase in handle of $154,155,000. The increase in handle is due to an increase in the number of racing days in calendar year 1994 as compared with 1993 (113 vs. 104), the expansion of intrastate wagering, and an increase in the number of Interstate locations. Exported Intrastate wagers increased from $7,430,000 in 1993 to $100,737,000 in 1994. Bay Meadows receives a commission of up to 2.5% of handle on these races and is required to pay 50% of the commission received to horse owners as purses. In addition, handle on exported Interstate races increased $31,850,000 (84%) from $37,957,000 in 1993 to $69,807,000 in 1994. Management believes commissions earned are a better financial barometer than handle because with the advent of simulcasting, handle has become less meaningful. Simulcast handle is sometimes counted by more than one track, and handle derived from out-of-state locations is far less profitable than wagering within California. Commissions on these races generally range from 2.5% to 3.75% of handle on the Bay Meadows race at the export location. Approximately one-half of this amount must also be paid to horse owners. Admissions, programs, parking and other racing income increased $199,000 due primarily to sales of the Daily Racing Form which were previously sold directly by the publisher at the track. Revenues also increased due to producer fees ($48,000) and rental of racing facility revenues ($279,000) which was offset by a decrease in concession sales ($526,000) and other income ($173,000). Total calendar year attendance decreased by 48,000 compared to the prior year.

Total costs and expenses increased $5,579,000 (13%) for the year ended December 31, 1994, compared with 1993. This was primarily due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($2,924,000), (ii) commissions paid to guest locations ($253,000), and
(iii) direct operating expenses ($454,000). Racing facility rental increased $1,100,000 primarily due to increased handle which is the key component for the Cal Jockey rent calculation. General and administrative expenses increased $861,000 (20%) for the year ended December 31, 1994, compared with 1993. This increase was due to severance payments and accruals made to certain employees, legal costs related to the settlement of a lawsuit with a former employee, and increased other professional fees. A loss on disposal of fixed assets in the amount of $503,000 was recorded in 1994 due to accelerated replacement of certain fixed assets, as well as a charge to record impairment of the grandstand roof. In addition, $209,000 in expenses were incurred relating to the commencing of establishing a Card Club.

         As described above (see Item 1 "Bay Meadows Operating Company - Proposed Sale of Stable Area and Training Track Area"), Cal Jockey has entered into agreements to sell the Stable Area and the Training Track Area, which Bay Meadows now believes may adversely impact the present operation of the Bay Meadows Racecourse. However, until definitive plans for alternative stabling and training arrangements are finalized, the magnitude of the effects on Bay Meadows' operations, including the effects on results of operations, liquidity and capital resources, cannot be determined.

INFLATION

Inflation is not expected to materially impact Bay Meadows.

LIQUIDITY AND CAPITAL RESOURCES

The liquid assets (cash and cash equivalents) of Bay Meadows decreased to $6,318,000 at December 31, 1995 from $8,944,000 at December 31, 1994. Bay
Meadows has a bank line of credit of $6,000,000 expiring May 31, 1996. At December 31, 1995, there were no borrowings.

As of December 31, 1995, Bay Meadows' current liabilities exceeded its current assets by $2,942,000. The current ratio (current assets to current liabilities) was .81 to 1 as of December 31, 1995, as compared to .85 to 1 as of December 31, 1994. For the calendar year 1996, Bay Meadows has been allocated ten more Thoroughbred racing days than the prior year, which is expected to positively impact revenues and profitability in 1996. However, there is no assurance that the allocation of additional racing days will result in increased revenues in 1996.

Bay Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows has received a $6,000,000 line of credit, primarily by utilizing Cal Jockey's guarantee. Management believes that Bay Meadows can meet its funding needs for the foreseeable future through internally generated funds and the utilization of the line of credit.

SUBSEQUENT EVENT

        On October 31, 1996 Cal Jockey and Bay Meadows entered into a binding acquisition agreement with Patriot American Hospitality, Inc. ("Patriot American"). The acquisition agreement was approved unanimously by the Boards of Patriot American, Cal Jockey, and Bay Meadows and is subject to approval by the shareholders of Patriot and the paired shareholders of Cal Jockey and Bay Meadows. Pursuant to the acquisition agreement, the shareholders of Cal Jockey and Bay Meadows will have the option to receive, for each of their paired shares, either $33.00 in cash or .9635 shares of common stock of Patriot American as reconstituted following the merger.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 has been provided on pages F-1 through F-23 of this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(See Note 12 of Notes to the Financial Statements - Related Party Transactions.)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) Index to Financial Statements.

                                                                                          PAGE IN
                         DESCRIPTION                                                     FORM 10-K
Report of Independent Auditors                                                              F-1

Combined Balance Sheets of California Jockey Club and Bay Meadows Operating
   Company and Subsidiary as of December 31, 1995 and 1994                                  F-2

Separate and Combined Statements of Income of California Jockey Club and
   Bay Meadows Operating Company and Subsidiary for the Years Ended
   December 31, 1995, 1994 and 1993                                                    F-3, F-4, F-5

Combined Statements of Stockholders' Equity of California Jockey Club and
   Bay Meadows Operating Company and Subsidiary for the Years Ended
   December 31, 1995, 1994 and 1993                                                         F-6

Combined Statements of Cash Flows of California Jockey Club and Bay Meadows
   Operating Company and Subsidiary for the Years Ended December 31, 1995,
   1994 and 1993                                                                            F-7

Balance Sheets of California Jockey Club as of December 31, 1995 and 1994                   F-8

Statements of Stockholders' Equity of California Jockey Club for the Years Ended
   December 31, 1995, 1994 and 1993                                                         F-9

Statements of Cash Flows of California Jockey Club for the Years Ended
   December 31, 1995, 1994 and 1993                                                        F-10

Consolidated Balance Sheets of Bay Meadows Operating Company and Subsidiary
   as of December 31, 1995 and 1994                                                        F-11

Consolidated Statements of Stockholders' Equity of Bay Meadows Operating
   Company and Subsidiary for the Years Ended December 31, 1995, 1994 and 1993             F-12

Consolidated Statements of Cash Flows of Bay Meadows Operating Company and
   Subsidiary for the Years Ended December 31, 1995, 1994 and 1993                         F-13

Notes to Financial Statements                                                           F-14 - F-24

         (a) (2) The financial statement schedules listed below are filed with this report:

                   None

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable or the required information is shown in the financial statements or notes thereto.

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
California Jockey Club
San Mateo, California
      and
Board of Directors and Stockholders
Bay Meadows Operating Company
San Mateo, California

We have audited the accompanying balance sheets of California Jockey Club, consolidated balance sheets of Bay Meadows Operating Company and subsidiary, and combined balance sheets of California Jockey Club and Bay Meadows Operating Company and subsidiary (the "Companies") as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows of the respective entities for the each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of California Jockey Club, of Bay Meadows Operating Company and subsidiary and of the combined Companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
San Francisco, California
March 28, 1996
(November 21, 1996 as to Note 16)

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                             DECEMBER 31,
                                                                                                        --------------------
ASSETS                                                                                                      1995        1994
CURRENT ASSETS:
  Cash and cash equivalents                                                                             $  7,307    $  9,356
  Securities available for sale (at fair value)                                                            1,187       1,375
  Securities held to maturity (at cost, fair value of $7,076 in 1995 and $6,554 in 1994)                   7,077       6,570
  Amounts held on deposit for Thoroughbred horse owners                                                    3,056       3,003
  Accounts receivable (net of allowance for doubtful accounts of $82 in 1995 and $97 in 1994)              2,442       1,351
  Prepaid expenses and other current assets                                                                  377         188
                                                                                                        --------    --------
          Total current assets                                                                            21,446      21,843
                                                                                                        --------    --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                                       691       1,542
  Land held for sale                                                                                       1,954
  Racing plant                                                                                            23,906      23,452
  Tennis facility                                                                                            308         308
  Equipment and leasehold improvements                                                                    10,088       8,454
                                                                                                        --------    --------
          Total                                                                                           36,947      33,756
  Accumulated depreciation and amortization                                                              (20,759)    (19,211)
                                                                                                        --------    --------
          Property, plant and equipment - net                                                             16,188      14,545
                                                                                                        --------    --------
OTHER ASSETS (net of accumulated amortization of
   $1,221 in 1995 and $1,083 in 1994)                                                                        223         398
                                                                                                        --------    --------
DEFERRED INCOME TAXES                                                                                         78
                                                                                                        --------    --------
TOTAL                                                                                                   $ 37,935    $ 36,786
                                                                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                      $  4,676    $  3,163
  Accrued liabilities                                                                                      1,530       3,216
  Accrued purses                                                                                           1,014       1,850
  Due to Thoroughbred horse owners                                                                         3,056       3,003
  Income taxes payable                                                                                        75         372
  Uncashed pari-mutuel tickets and vouchers                                                                4,477       2,421
                                                                                                        --------    --------
          Total current liabilities                                                                       14,828      14,025
                                                                                                        --------    --------
DEFERRED INCOME TAXES                                                                                                     43
                                                                                                        --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock (paired shares), $.01 par value:  authorized, 10,000,000 shares each;
    issued and outstanding:  5,763,257 shares each in 1995 and;  5,753,257 shares each in 1994               116         116
  Additional paid in capital                                                                              18,385      18,262
  Retained earnings                                                                                        4,817       4,363
  Unrealized loss on securities available for sale                                                          (211)        (23)
                                                                                                        --------    --------
          Total stockholders' equity                                                                      23,107      22,718
                                                                                                        --------    --------
TOTAL                                                                                                   $ 37,935    $ 36,786
                                                                                                        ========    ========


The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------
                                                                           BAY MEADOWS
                                                             CALIFORNIA     OPERATING
                                                               JOCKEY      COMPANY AND
                                                                CLUB       SUBSIDIARY     ELIMINATIONS    COMBINED
REVENUES:
  Pari-mutuel revenue                                                       $  38,955                    $  38,955
  Producer fees                                                                   704                          704
  Admissions, programs, parking and other racing income                         5,164                        5,164
  Concession sales                                                              2,492                        2,492
  Rental of racing facility                                  $    4,743         1,510       $ (4,743)        1,510
  Interest and dividend income                                      487           190            (45)          632
  Other income                                                       11         1,241                        1,252
                                                             ----------     ---------       --------    ----------
          Total                                                   5,241        50,256         (4,788)       50,709
                                                             ----------     ---------       --------    ----------
COSTS AND EXPENSES:
  Purses and incentive awards                                                  15,746                       15,746
  Commissions paid to guest tracks                                              2,548                        2,548
  Direct operating costs                                                       19,403                       19,403
  Cost of concession sales                                                        856                          856
  Depreciation and amortization                                     935           680                        1,615
  Racing facility rental                                                        4,762         (4,743)           19
  Marketing                                                                     1,401                        1,401
  General and administrative expense                                583         3,159            (45)        3,697
  Loss on disposal of fixed assets                                                 99                           99
  Card club costs                                                                 666                          666
                                                             ----------     ---------       --------    ----------
          Total                                                   1,518        49,320         (4,788)       46,050
                                                             ----------     ---------       --------    ----------
INCOME BEFORE INCOME TAX PROVISION                                3,723           936                        4,659

INCOME TAX PROVISION                                                              459                          459
                                                             ----------     ---------       --------    ----------
NET INCOME                                                   $    3,723     $     477       $   -       $    4,200
                                                             ==========     =========       ========    ==========
NET INCOME PER SHARE                                               $.65          $.08                         $.73
                                                                   ====          ====                         ====
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          5,759,668     5,759,668                    5,759,668
                                                             ==========     =========                   ==========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1994
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------
                                                                          BAY MEADOWS
                                                            CALIFORNIA     OPERATING
                                                              JOCKEY      COMPANY AND
                                                               CLUB       SUBSIDIARY      ELIMINATIONS      COMBINED
REVENUES:
  Pari-mutuel revenue                                                     $   40,161                      $   40,161
  Producer fees                                                                  669                             669
  Admissions, programs, parking and other racing income                        5,399                           5,399
  Concession sales                                                             2,490                           2,490
  Rental of racing facility                                 $    4,777         1,555       $ (4,777)           1,555
  Interest and dividend income                                     381            81                             462
  Other income                                                      18           832            (11)             839
                                                            ----------    ----------       --------       ----------
          Total                                                  5,176        51,187         (4,788)          51,575
                                                            ----------    ----------       --------       ----------
COSTS AND EXPENSES:
  Purses and incentive awards                                                 16,784                          16,784
  Commissions paid to guest tracks                                             2,684                           2,684
  Direct operating costs                                                      19,059                          19,059
  Cost of concession sales                                                       715                             715
  Depreciation and amortization                                    956           724                           1,680
  Racing facility rental                                                       4,800         (4,777)              23
  Marketing                                                                    1,274                           1,274
  General and administrative expense                               438         3,295            (11)           3,722
  Loss on disposal of fixed assets                                 162           503                             665
  Card club costs                                                                209                             209
                                                            ----------    ----------       --------       ----------
          Total                                                  1,556        50,047         (4,788)          46,815
                                                            ----------    ----------       --------       ----------
INCOME BEFORE INCOME TAX PROVISION                               3,620         1,140                           4,760

INCOME TAX PROVISION                                                             548                             548
                                                            ----------    ----------       --------       ----------
NET INCOME                                                  $    3,620    $      592       $    -         $    4,212
                                                            ==========    ==========       ========       ==========
NET INCOME PER SHARE                                              $.63          $.10                            $.73
                                                                  ====          ====                            ====
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         5,753,257     5,753,257                       5,753,257
                                                            ==========    ==========                      ==========


The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 1993
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                       Bay Meadows
                                                                     California         Operating
                                                                       Jockey          Company and
                                                                       Club             Subsidiary    Eliminations     Combined
REVENUES:
  Pari-mutuel revenue                                                                 $   33,502                      $   33,502
  Producer fees                                                                              621                             621
  Admissions, programs, parking and other racing income                                    5,200                           5,200
  Concession sales                                                                         3,016                           3,016
  Rental of racing facility                                         $    3,607             1,276      $   (3,607)          1,276
  Interest and dividend income                                             349                22              (7)            364
  Other income                                                              28             1,005             (19)          1,014
                                                                    ----------        ----------      ----------      ----------
          Total                                                          3,984            44,642          (3,633)         44,993
                                                                    ----------        ----------      ----------      ----------
COSTS AND EXPENSES:
  Purses and incentive awards                                                             13,860                          13,860
  Commissions paid to guest tracks                                                         2,431                           2,431
  Direct operating costs                                                                  18,243                          18,243
  Cost of concession sales                                                                   856                             856
  Depreciation and amortization                                            976               827                           1,803
  Racing facility rental                                                                   3,700          (3,607)             93
  Marketing                                                                                1,799                           1,799
  General and administrative expense                                       628             2,355             (26)          2,957
  Litigation settlement                                                  1,400                                             1,400
  Prior years' non-union pension expense                                                     215                             215
  Write-off of original captive insurance company investment                                 182                             182
                                                                    ----------        ----------      ----------      ----------
          Total                                                          3,004            44,468          (3,633)         43,839
                                                                    ----------        ----------      ----------      ----------
INCOME BEFORE INCOME TAX PROVISION                                         980               174                           1,154

INCOME TAX PROVISION                                                                           1                               1
                                                                    ----------        ----------      ----------      ----------
NET INCOME                                                          $      980        $      173      $    -          $    1,153
                                                                    ==========        ==========      ==========      ==========
NET INCOME PER SHARE                                                      $.17              $.03                            $.20
                                                                          ====              ====                            ====
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                 5,758,257         5,753,257                       5,755,757
                                                                    ==========        ==========                      ==========


The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------

                                                                                     UNREALIZED
                                                                                      LOSS ON
                                                         ADDITIONAL                  SECURITIES
                                            COMMON        PAID IN        RETAINED     AVAILABLE
                                             STOCK        CAPITAL        EARNINGS     FOR SALE        TOTAL
BALANCE AT JANUARY 1, 1993                 $    116      $  18,262       $ 4,176                     $ 22,554

NET INCOME                                                                 1,153                        1,153

DIVIDENDS, $.30 PER PAIRED SHARE                                          (1,726)                      (1,726)
                                           --------      ---------       -------                     --------
BALANCE AT DECEMBER 31, 1993                    116         18,262         3,603                       21,981

NET INCOME                                                                 4,212                        4,212

DIVIDENDS, $.60 PER PAIRED SHARE                                          (3,452)                      (3,452)

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                                   $  (23)            (23)
                                           --------      ---------       -------       ------        --------
BALANCE AT DECEMBER 31, 1994                    116         18,262         4,363          (23)         22,718

NET INCOME                                                                 4,200                        4,200

DIVIDENDS, $.65 PER PAIRED SHARE                                          (3,746)                      (3,746)

STOCK OPTIONS EXERCISED                                        123                                        123

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                                   $ (188)           (188)
                                           --------      ---------       -------       ------        --------
BALANCE AT DECEMBER 31, 1995               $    116      $  18,385       $ 4,817       $ (211)       $ 23,107
                                           ========      =========       =======       ======        ========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                             1995        1994         1993
OPERATING ACTIVITIES:
  Net income                                                                             $  4,200    $  4,212     $  1,153
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           1,615       1,680        1,803
    Deferred income taxes                                                                    (121)         43          (84)
    Loss on disposal of fixed assets                                                           99         665
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  (1,091)         84         (600)
      Amounts held on deposit for Thoroughbred horse owners                                   (53)       (214)        (181)
      Income taxes receivable and payable                                                    (297)        394          106
      Prepaid expenses and other current assets                                              (180)        175          258
      Accounts payable                                                                      1,513       2,254         (301)
      Accrued liabilities                                                                  (1,686)        260         (781)
      Accrued purses                                                                         (836)        970          663
      Due to Thoroughbred horse owners                                                         53         214          181
      Uncashed pari-mutuel tickets and vouchers                                             2,056         839          173
                                                                                         --------     -------      -------
          Net cash provided by operating activities                                         5,272      11,576        2,390
                                                                                         --------     -------      -------
INVESTING ACTIVITIES:
  Sale of marketable securities, net                                                                                   763
  Purchase of securities held to maturity                                                 (11,005)     (1,398)
  Maturities of securities held to maturity                                                10,498       1,250
  Purchase of property, plant and equipment                                                (3,191)     (2,054)      (1,041)
                                                                                         --------     -------      -------
          Net cash used in investing activities                                            (3,698)     (2,202)        (278)
                                                                                         --------     -------      -------
FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                                                                  9,719
  Repayment of note payable - bank                                                                     (1,475)     (10,244)
  Stock options exercised                                                                     123
  Dividends on Common Stock                                                                (3,746)     (3,452)      (1,726)
                                                                                         --------     -------      -------
          Net cash used in financing activities                                            (3,623)     (4,927)      (2,251)
                                                                                         --------     -------      -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (2,049)      4,447         (139)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              9,356       4,909        5,048
                                                                                         --------     -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $  7,307     $ 9,356     $  4,909
                                                                                         ========     =======     ========
NONCASH INVESTING ACTIVITY - Accrued but unpaid purchase
  of property, plant and equipment                                                                    $   170
                                                                                                      =======
OTHER CASH FLOW INFORMATION:
  Interest paid                                                                          $     53     $    88     $    154
  Income taxes paid                                                                           765         301            4
  Income taxes refunded                                                                                   189           26

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------

                                                                                                  1995            1994
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $    989        $    412
  Securities available for sale (at fair value)                                                  1,187           1,375
  Securities held to maturity (at cost, fair value of $7076 in 1995 and $6,554 in 1994)          7,077           6,570
  Accounts receivable                                                                                7              53
  Receivable from Bay Meadows Operating Company                                                    569           1,991
  Prepaid expenses                                                                                                  32
                                                                                              --------        --------
          Total current assets                                                                   9,829          10,433
                                                                                              --------        --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                             691           1,542
  Land held for sale                                                                             1,954
  Racing plant                                                                                  23,906          23,452
  Tennis facility                                                                                  308             308
  Equipment                                                                                        456             456
                                                                                              --------        --------
          Total                                                                                 27,315          25,758

  Accumulated depreciation                                                                     (14,997)        (14,062)
                                                                                              --------        --------
          Property, plant and equipment - net                                                   12,318          11,696
                                                                                              --------        --------
TOTAL                                                                                         $ 22,147        $ 22,129
                                                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                            $    129         $    95
  Accrued liabilities                                                                              140              64
                                                                                              --------        --------
          Total current liabilities                                                                269             159
                                                                                              --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares in 1995 and 5,753,257 shares in 1994                    58              58
  Additional paid in capital                                                                    17,597          17,478
  Retained earnings                                                                              4,434           4,457
  Unrealized loss on securities available for sale                                                (211)            (23)
                                                                                              --------        --------
          Total stockholders' equity                                                            21,878          21,970
                                                                                              --------        --------
TOTAL                                                                                         $ 22,147        $ 22,129
                                                                                              ========        ========

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------

                                                                            UNREALIZED
                                                                             LOSS ON
                                                    ADDITIONAL              SECURITIES
                                          COMMON     PAID IN     RETAINED    AVAILABLE
                                          STOCK      CAPITAL     EARNINGS     FOR SALE     TOTAL
BALANCE AT JANUARY 1, 1993                $  58      $17,813     $ 5,035                 $ 22,906

NET INCOME                                                           980                      980

DIVIDENDS, $.30 PER SHARE                                         (1,726)                  (1,726)

RESCISSION OF SALE OF 20,000 SHARES OF
  UNPAIRED COMMON STOCK TO BAY
  MEADOWS OPERATING COMPANY                             (335)                                (335)
                                           -----     -------     -------                 --------
BALANCE AT DECEMBER 31, 1993                  58      17,478       4,289                   21,825

NET INCOME                                                         3,620                    3,620

DIVIDENDS, $.60 PER SHARE                                         (3,452)                  (3,452)

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                          $  (23)         (23)
                                           -----     -------     -------      ------     --------
BALANCE AT DECEMBER 31, 1994                  58      17,478       4,457         (23)      21,970

NET INCOME                                                         3,723                    3,723

DIVIDENDS, $.65 PER SHARE                                         (3,746)                  (3,746)

STOCK OPTIONS EXERCISED                                  119                                  119

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE                                                            (188)        (188)
                                           -----     -------     -------      ------     --------
BALANCE AT DECEMBER 31, 1995               $  58     $17,597     $ 4,434      $ (211)    $ 21,878
                                           =====     =======     =======      ======     ========


The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------

                                                                           1995            1994            1993
OPERATING ACTIVITIES:
  Net income                                                           $  3,723        $  3,620        $    980
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                            935             956             976
    Loss on disposal of fixed assets                                                        162
    Changes in operating assets and liabilities:
      Accounts receivable                                                    46              49              24
      Receivable from Bay Meadows Operating Company                       1,422          (1,670)            223
      Prepaid expenses and other assets                                      32              (9)
      Accounts payable                                                       34              67             (76)
      Accrued liabilities                                                    76               3            (529)
                                                                       --------        --------        --------
          Net cash provided by operating activities                       6,268           3,178           1,598
                                                                       --------        --------        --------
INVESTING ACTIVITIES:
  Sale of marketable securities, net                                                                        763
  Purchase of securities held to maturity                               (11,005)         (1,398)
  Maturities of securities held to maturity                              10,498           1,250
  Purchase of property, plant and equipment                              (1,557)           (945)           (587)
                                                                       --------        --------        --------
          Net cash provided by (used in) investing activities            (2,064)         (1,093)            176
                                                                       --------        --------        --------
CASH USED IN FINANCING ACTIVITIES:
  Stock options exercised                                                   119
  Dividends on Common Stock                                              (3,746)         (3,452)         (1,726)
                                                                       --------        --------        --------
          Net cash used in financing activities                          (3,627)         (3,452)         (1,726)
                                                                       --------        --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            577          (1,367)             48

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              412           1,779           1,731
                                                                       --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    989        $    412        $  1,779
                                                                       ========        ========        ========
NONCASH INVESTING ACTIVITY - Rescission of note receivable
    from Bay Meadows Operating Company                                                                 $    335
                                                                                                       ========
NONCASH FINANCING ACTIVITY - Rescission of sale of 20,000 shares
  of unpaired Common Stock to Bay Meadows Operating Company                                            $   (335)
                                                                                                       ========


The accompanying notes are an integral part of these financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                        1995            1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                         $  6,318        $  8,944
  Amounts held on deposit for Thoroughbred horse owners                                                3,056           3,003
  Accounts receivable (net of allowance for doubtful accounts of $82 in 1995 and $97 in 1994)          2,435           1,298
  Prepaid expenses and other current assets                                                              377             156
                                                                                                    --------        --------
          Total current assets                                                                        12,186          13,401
                                                                                                    --------        --------
PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                                                                 9,631           7,998
  Accumulated depreciation and amortization                                                           (5,761)         (5,149)
                                                                                                    --------        --------
          Property, plant and equipment - net                                                          3,870           2,849
                                                                                                    --------        --------
OTHER ASSETS (net of accumulated amortization of $1,221 in 1995 and $1,083 in 1994)                      223             398
                                                                                                    --------        --------
DEFERRED INCOME TAXES                                                                                     78
                                                                                                    --------        --------
TOTAL                                                                                               $ 16,357        $ 16,648
                                                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                  $  4,547        $  3,068
  Accrued liabilities                                                                                  1,390           3,152
  Accrued purses                                                                                       1,014           1,850
  Due to Thoroughbred horse owners                                                                     3,056           3,003
  Payable to California Jockey Club                                                                      569           1,991
  Income taxes payable                                                                                    75             372
  Uncashed pari-mutuel tickets and vouchers                                                            4,477           2,421
                                                                                                    --------        --------
          Total current liabilities                                                                   15,128          15,857
                                                                                                    --------        --------
DEFERRED INCOME TAXES                                                                                                     43
                                                                                                    --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock .01 par value authorized 10,000,000 shares; issued and outstanding:
  5,763,257 shares in 1995 and 5,753,257 shares in 1994                                                   58              58
  Additional paid in capital                                                                             788             784
  Retained earnings (deficit)                                                                            383             (94)
                                                                                                    --------        --------
          Total stockholders' equity                                                                   1,229             748
                                                                                                    --------        --------
TOTAL                                                                                               $ 16,357        $ 16,648
                                                                                                    ========        ========



The accompanying notes are an integral part of these financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------

                                                ADDITIONAL
                                    COMMON       PAID IN       RETAINED
                                    STOCK        CAPITAL       EARNINGS         TOTAL
BALANCE AT JANUARY 1, 1993         $    58       $   784       $  (859)       $   (17)

NET INCOME                                                         173            173
                                   -------       -------       -------        -------
BALANCE AT DECEMBER 31, 1993            58           784          (686)           156

NET INCOME                                                         592            592
                                   -------       -------       -------        -------
BALANCE AT DECEMBER 31, 1994            58           784           (94)           748

STOCK OPTIONS EXERCISED                                4                            4

NET INCOME                                                         477            477
                                   -------       -------       -------        -------
BALANCE AT DECEMBER 31, 1995       $    58       $   788       $   383        $ 1,229
                                   =======       =======       =======        =======


The accompanying notes are an integral part of these financial statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                                1995           1994            1993
OPERATING ACTIVITIES:
  Net income                                                               $    477        $    592        $    173
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                               680             724             827
    Deferred income taxes                                                      (121)             43             (84)
    Loss on disposal of fixed assets                                             99             503
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (1,137)             35            (624)
      Amounts held on deposit for Thoroughbred horse owners                     (53)           (214)           (181)
      Income taxes receivable and payable                                      (297)            394             106
      Prepaid expenses and other assets                                        (212)            184             258
      Accounts payable                                                        1,479           2,187            (225)
      Accrued liabilities                                                    (1,762)            257            (252)
      Accrued purses                                                           (836)            970             663
      Due to Thoroughbred horse owners                                           53             214             181
      Payable to California Jockey Club                                      (1,422)          1,670            (223)
      Uncashed pari-mutuel tickets and vouchers                               2,056             839             173
                                                                           --------        --------        --------
          Net cash (used in) provided by operating activities                  (996)          8,398             792
                                                                           --------        --------        --------
NET CASH USED IN INVESTING ACTIVITIES -  Purchase of
  property, plant and equipment                                              (1,634)         (1,109)           (454)
                                                                           --------        --------        --------
FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                                                           9,719
  Stock options exercised                                                         4
  Repayment of note payable - bank                                                           (1,475)        (10,244)
                                                                           --------        --------        --------
          Net cash (used in) provided by financing activities                     4          (1,475)           (525)
                                                                           --------        --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (2,626)          5,814            (187)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                8,944           3,130           3,317
                                                                           --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  6,318        $  8,944        $  3,130
                                                                           ========        ========        ========
NONCASH INVESTING ACTIVITY - Rescission of agreement to purchase
  20,000 shares of unpaired Common Stock from California Jockey Club                                       $    335
                                                                                                           ========
NONCASH FINANCING ACTIVITY - Rescission of note payable to
  California Jockey Club                                                                                   $   (335)
                                                                                                           ========
NONCASH INVESTING ACTIVITY - Accrued but unpaid purchase of
  property, plant and equipment                                                            $    170
                                                                                           ========
OTHER CASH FLOW INFORMATION:
  Interest paid                                                            $     53        $     88        $    154
  Income taxes paid                                                             765             301               4
  Income taxes refunded                                                                         189              26

The accompanying notes are an integral part of these financial statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - California Jockey Club ("Cal Jockey") is a real estate investment trust which owns the Bay Meadows Racecourse and other real property located in San Mateo, California. Cal Jockey leases the racing facility to Bay Meadows Operating Company ("Bay Meadows"). The shares of Cal Jockey and Bay Meadows are paired one-for-one and can only be transferred in units. The Combined Financial Statements include the accounts of both Cal Jockey and Bay Meadows. Bay Meadows is engaged in operating and subleasing the facility, and operates a portion of the food and beverage concessions. All significant inter-company transactions and accounts have been eliminated in consolidation and combination. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

      In order to conduct a Thoroughbred horse racing meet and to act as a satellite facility, Bay Meadows needs to secure, on an annual basis, a license from the California Horse Racing Board ("CHRB"). The issuance of this annual license to Bay Meadows is essential for it to continue to conduct Thoroughbred horse racing meets at Bay Meadows Racecourse. Although Bay Meadows has received a license for the 1996 race meet, there is no assurance that Bay Meadows will continue to receive this annual license. Bay Meadows has been granted an annual license each year since 1934.

      Thoroughbred racing is highly regulated by state law and the number of weeks available for racing in Northern California is subject to statute. The statute dictates the number of racing weeks allowed in the Northern California Racing Zone. There is no assurance that competition for racing weeks will not affect the allocation of racing weeks to Bay Meadows in the future.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PROPERTY, PLANT AND EQUIPMENT - Property is carried at cost. At December 31, 1995, Land held for sale included $1,462,000 in costs incurred to develop the land including zoning and engineering costs. (See Note 10 - Proposed Land Sales). No assurance can be gained that activities will ultimately result in the development or sale of such land. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of 30 years for plant and from 3 to 20 years for equipment. Leasehold improvements are amortized over their useful lives from 3 to 20 years. Expenditures for property additions and betterments are added to the property accounts, while those for maintenance and repairs are expensed as incurred.

      CASH AND CASH EQUIVALENTS consist of demand deposits held in banks, money market funds and certificates of deposit with maturities of three months or less at the date of acquisition.

      REVENUE - Bay Meadows records Pari-mutuel revenues and Admissions, parking and other racing income associated with Thoroughbred horse racing at Bay Meadows Racetrack daily based upon cash received. Costs and expenses associated with Thoroughbred horse racing revenues, including purses and incentive awards, commissions paid to guest tracks, and direct operating costs are charged against income in those periods in which the Thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they are incurred throughout the year.

      SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY - Effective January 1, 1994, the Companies adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 requires classification of investments into three categories: held to maturity, trading, and available for sale. The Companies have no trading securities. Securities which the Company has the ability and intent to hold to maturity are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. Securities held to maturity consist of certificates of deposit and government securities with maturities greater than three months when acquired.

      Securities available for sale are reported at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Securities available for sale consist of investments in the common stock of a publicly traded Real Estate Investment Trust. (See Note 12 - Related Party Transactions) There was no cumulative effect of the change in accounting principle at adoption, and the effect of the new policy on 1994 income was immaterial.

      AMOUNTS HELD ON DEPOSIT FOR THOROUGHBRED HORSE OWNERS - Amounts represent purses, net of entry fees, collected by Bay Meadows and placed on deposit for the benefit of certain Thoroughbred owners. These amounts and 55% of the interest earned thereon, both of which are not available for Bay Meadows' purposes, are the property of such Thoroughbred owners and are physically segregated in accordance with the agreement.

      OTHER ASSETS principally include amounts capitalized and amortized over an eight-year useful life relating to the purchase of racing rights.

      NEW ACCOUNTING STANDARDS - The Companies are required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Companies may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Companies plan to adopt only the disclosure requirements of SFAS No. 123, therefore, such adoption will have no effect on the Companies net earnings or cash flows.

      The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in 1996. SFAS No. 121 establishes recognition and measurement criteria for impairment losses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Prior to the adoption of SFAS No. 121, assets are assessed for impairment based on their replacement costs or market value, or the undiscounted future cash flows expected to be generated by the assets. Additionally, assets are assessed for impairment when they are taken out of service or replaced. Such replacements resulted in write-downs for the Companies of $99,000 and $665,000 in 1995 and 1994, respectively. The Companies do not expect the adoption of SFAS No. 121 to have a material effect on its financial statements.

2.    SECURITIES AVAILABLE FOR SALE

      The following table is a summary of securities available for sale at December 31, 1995 and 1994 (in thousands, except share amount):

                                                                                   1995
                                                                  --------------------------------------
                                                                     UNREALIZED     UNREALIZED    MARKET
                                                                   COST      GAIN      LOSS       VALUE

      Santa Anita Realty Enterprises (100,000 common shares)      $1,398              $(211)     $1,187

                                                                                    1994
                                                               -------------------------------------------
                                                                        UNREALIZED   UNREALIZED     MARKET
                                                                COST       GAIN         LOSS        VALUE

      Santa Anita Realty Enterprises (100,000 common shares)   $1,398                   $(23)       $1,375


      These securities have no maturity.

3.    SECURITIES HELD TO MATURITY

      The following table is a summary of securities held to maturity at December 31, 1995 and 1994 (in thousands):

                                                       1995
                                    ------------------------------------------
                                            UNREALIZED   UNREALIZED     MARKET
                                     COST      GAIN         LOSS        VALUE

      Certificates of deposit       $  300                   $(1)       $  299
      U.S. Treasury obligations      6,777        1           (1)        6,777
                                    ------      ---          ---        ------
      Total                         $7,077      $ 1          $(2)       $7,076
                                    ======      ===          ===        ======

      These securities mature in 1996.

                                                       1994
                                    ------------------------------------------
                                            UNREALIZED   UNREALIZED     MARKET
                                     COST      GAIN         LOSS        VALUE
      Certificates of deposit       $  800                  $ (5)       $  795
      U.S. Treasury obligations      5,770                   (11)        5,759
                                    ------     ----         ----        ------
      Total                         $6,570     $ --         $(16)       $6,554
                                    ======     ====         ====        ======

4.    INCOME TAXES

      Cal Jockey intends to continue to qualify as a real estate investment trust as defined in the Internal Revenue Code and, as such, will not be taxed on that portion of its taxable income which is distributed to stockholders. Dividends to stockholders are determined by taxable income which may differ from financial accounting income. Dividends paid during the years ended December 31, 1995, 1994 and 1993, were taxable as ordinary income to stockholders.

      The income tax provision of Bay Meadows consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                            1995            1994           1993
      Current:
        Federal                            $ 482           $ 379          $  70
        State                                 98             126             15
                                           -----           -----          -----
                Total Current                580             505             85
                                           -----           -----          -----
      Deferred:
        Federal                              (99)             35            (84)
        State                                (22)              8
                                           -----           -----          -----
                Total Deferred              (121)             43            (84)
                                           -----           -----          -----
      Total                                $ 459           $ 548          $   1
                                           =====           =====          =====


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Bay Meadows' deferred tax liabilities and assets, are as follows (in thousands):

                                                                DECEMBER 31,
                                                            -------------------
                                                             1995          1994
      Deferred tax assets:
        Book over tax depreciation                          $ 167         $ 157
        Book over tax amortization                            143
        Book expenses not yet deductible                       67
        Charitable contribution carryovers                      4            68
        Alternative minimum tax credit carryforwards                         46
        Other                                                  21            19
                                                            -----         -----
                Total deferred tax assets                     402           290

      Valuation allowance for deferred tax assets            (264)         (190)
                                                            -----         -----
                Net deferred tax assets                       138           100

      Deferred tax liabilities:
        Tax over book amortization                             10           143
        Other                                                  50
                                                            -----         -----
               Total deferred tax liabilities                  60           143
                                                            -----         -----
      Net deferred tax asset (liability)                    $  78         $ (43)
                                                            =====         =====

      The change in the valuation allowance is due to the increase in certain deferred tax assets in 1995.

      The reasons for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 34% to income before income taxes, are as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1995     1994     1993

       Tax at statutory rate                            $ 318    $ 388    $  60
       State income taxes, net of Federal tax benefit      57       70       11
       Non deductible expenses                            189
       Impact of rate change on deferred taxes           (113)
       Increase (decrease) in valuation allowance          74      183     (125)
       Other                                              (66)     (93)      55
                                                        -----    -----    -----
       Total                                            $ 459    $ 548    $   1
                                                        =====    =====    =====


5.    NOTE PAYABLE - BANK

      Bay Meadows has a loan agreement with a bank for a $6,000,000 line of credit with interest charged at the bank's reference rate. The provisions of the loan agreement contain various covenants pertaining to maintenance of working capital and net worth of Bay Meadows and Cal Jockey. Cal Jockey has guaranteed borrowings on this line of credit. At December 31, 1995, Bay Meadows had no borrowings and had $6,000,000 available on the line of credit. In connection with the execution of the credit agreement, Cal Jockey has agreed to provide collateral, and to continue to guarantee the line of credit. Bay Meadows has agreed to pay Cal Jockey a fee equal to .25% per annum of the value of the collateral that secures the line of credit. There was no collateral pledged at December 31, 1995. The line of credit agreement expires on May 31, 1996.

6.    STOCK OPTION PLAN

      In May 1988, the stockholders of Bay Meadows approved the 1988 Stock Option Plan. The stock options have terms not exceeding ten years and exercise prices not less than the fair market value of the paired shares on the date the options were granted. The right to exercise the options vests over a three-year period on an annual basis, with no vesting until one year from the date of grant. 250,000 shares of the Companies' Common Stock have been reserved for issuance under the 1988 plan, with 180,000 available for future option grants at December 31, 1995. As additional consideration for Bay Meadows entering into the 1993 lease (see Note 7), Cal Jockey has agreed to grant Bay Meadows options to acquire 101,000 unpaired shares, as of December 31, 1995, of Cal Jockey unpaired Common Stock. Such options can be exercised by Bay Meadows only if and to the extent any employees of Bay Meadows to whom stock options have been granted as of December 31, 1995, exercise their respective options. The purchase price shall be 97% of the stock option price payable by the employee exercising his or her option and shall be payable only at such time the option is exercised. If Bay Meadows desires to grant additional options to its employees under its 1988 Stock Option Plan, Cal Jockey may grant additional options to Bay Meadows. Bay Meadows has agreed to a similar reciprocal agreement should Cal Jockey desire to grant stock options to its employees.

      Stock option transactions under the 1988 plan are as follows:

                                                                    EXERCISE
                                                       SHARES   PRICE PER SHARE
      Outstanding as of December 31, 1994 and 1993     51,000   $12.25 to $16.25

      Granted                                          35,000   $15.00 to $16.25

      Exercised                                       (10,000)       $12.25

      Expired                                         (14,000)  $12.25 to $15.75
                                                      -------
      Outstanding as of December 31, 1995              62,000   $12.25 to $16.25
                                                      -------
      Total Exercisable as of December 31, 1995        27,000        $12.25
                                                      =======


      Additionally, options to purchase 50,000 shares at an exercise price ranging from $10.625 to $16.50 per share have been issued, outside the 1988 plan, to an officer of Bay Meadows and are exercisable at December 31, 1995.

7.    RENTAL OF RACING FACILITY

      Bay Meadows leases Bay Meadows Racecourse from Cal Jockey. Pursuant to the terms of the lease agreement, which commenced on April 1, 1993 and expired on March 31, 1996, Cal Jockey receives the greater of (a) $3,000,000 annually or (b) the sum of 1.5% of the on-track pari-mutuel handle when there are live races at Bay Meadows, 1% of the pari-mutuel handle wagered at Northern California satellite wagering facilities receiving races from Bay Meadows, 1% of the pari-mutuel handle wagered at Bay Meadows when it is acting as a satellite wagering facility for other host associations conducting racing in Northern California, 25% of the net commissions from exported and imported races from Southern California and interstate locations, and between 60% and 90% of various non-racing sublease rental income. In addition, Cal Jockey received specified percentages of the annual pari-mutuel handle in excess of $350,000,000.

      Cal Jockey and Bay Meadows have had preliminary discussions regarding the extension of the lease agreement. It is expected that the lease will be renewed under generally the same terms.

      These lease agreements were amended for the period October 1, 1993 through December 31, 1993. As a result, Cal Jockey received 1.2% of the on-track pari-mutuel handle when there were live races at Bay Meadows, .9% on the inter-track pari-mutuel handle wagered at inter-track locations when there are live races at Bay Meadows, .9% of the handle when Bay Meadows is acting as a guest inter-track location and 90% of non-racing sublease rental income.

      Cal Jockey had rental income under these lease agreements, as amended, of $4,743,000, $4,777,000, and $3,607,000 for the years ended December 31,
      1995, 1994 and 1993, respectively.

      Bay Meadows had rental income from subleasing the facility and equipment to others. Rental income from other racing associations is based upon a percentage of the pari-mutuel handle of those respective associations.

8.    PARI-MUTUEL REVENUES

      The following summarizes information concerning the pari-mutuel revenues (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                        1995        1994        1993
      On-track pari-mutuel handle                                   $103,276    $113,131    $101,852
      Intertrack/exported pari-mutuel handle                         278,361     253,794     140,153
      Out-of-state pari-mutuel handle                                 82,653      62,286      33,051
                                                                    --------    --------    --------
      Total pari-mutuel handle from annual racing meet               464,290     429,211     275,056
                                                                    --------    --------    --------
      Less:
        Patrons' winning tickets                                     196,305     209,051     210,422
        Pari-mutuel license fees paid to State of California           9,671      10,543      10,323
        Municipal racing fees                                            746         808         748
        Handles paid to interstate pari-mutuel entities               89,395      68,039      11,872
        Handles paid to co host tracks under intrastate racing       129,343     100,959       8,645
        Equine research, vanning and stabling and Simulcast
          promotion fees                                               1,387       1,526       1,400
                                                                    --------    --------    --------
                 Subtotal                                             37,443      38,285      31,646
      Rights fees from exported races                                    167         388         408
                                                                    --------    --------    --------
      Total pari-mutuel revenues from annual racing meets             37,610      38,673      32,054
      Pari-mutuel revenues from intertrack wagering                    1,345       1,488       1,448
                                                                    --------    --------    --------
      Total pari-mutuel revenue                                     $ 38,955    $ 40,161    $ 33,502
                                                                    ========    ========    ========


      Components of pari-mutuel revenues from annual racing meet are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1995          1994          1993
      Commission paid to Bay Meadows         $14,916       $14,871       $12,690
      Simulcast expense reimbursement          4,399         4,334         3,323
      Guest tracks commission                  2,548         2,684         2,431
      Purses and incentive awards             15,747        16,784        13,610
                                             -------       -------       -------
      Total                                  $37,610       $38,673       $32,054
                                             =======       =======       =======

9.    PENSION PLAN

      Substantially all employees of Bay Meadows and its subsidiaries are covered by union or non-union multi-employer defined benefit pension plans. The allocated portion of non-union plan assets and accumulated plan benefits is not determinable. In the aggregate, the actuarial book value of non-union pension fund assets exceed vested benefits. Data as to accumulated plan benefits and plan assets for union plans are not available.

      Contributions charged to expense for these plans were as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1995               1994               1993
      Union                         $  623             $  711             $  794
      Non-union                        147                253                426
                                    ------             ------             ------
      Total                         $  770             $  964             $1,220
                                    ======             ======             ======


      Prior to 1993, the accrual for non-union pension expense was one year delayed. Non-union pension expense in 1993 includes $215,000 as a catch-up accrual for the prior year.

      Upon the first anniversary of their employment, nonunion employees of Bay Meadows are eligible to participate in the California Race Track Pension Plan (the "CRTP Plan"), a defined benefit multiemployer pension plan, provided the employee is at least 21 years of age. An employee's benefits under the CRTP Plan are based on the employee's salary and length of service with Bay Meadows and other employers participating in the CRTP Plan. Accordingly, the amount of Bay Meadows contributions to the CRTP Plan may be expected to vary depending on the number of nonunion employees and their seniority.

10.   PROPOSED LAND SALES

      On May 31, 1995, Cal Jockey entered into an Agreement of Purchase and Sale with Property Resources, Inc. ("Property"), a subsidiary of Franklin Resources, providing for the sale of approximately 32 acres of Cal Jockey property which currently supports the barn and stable area ("Stable Area"). The sale price, $21,000,000, is subject to Property Resources funding a portion of certain off-site improvements required by the City of San Mateo and State of California. In connection with the sale, Cal Jockey has agreed to construct and maintain a retention pond, to construct a pedestrian path, and to remove a diesel storage tank and a gas storage tank (if located in the Stable Area) at an estimated cost of approximately $1,300,000. Property Resources has agreed to fund a portion of the construction costs related to the pond and the path.

      In December 1995, Cal Jockey entered into an Agreement of Purchase and Sale with Lee Iacocca and Associates, Inc. ("Iacocca") providing for the sale of the Training Track Area. The sale price is $30,750,000 and is subject to Iacocca funding a portion of the off-site improvements required by the City of San Mateo and State of California. This sale is subject to certain entitlements to be received by Iacocca from the City of San Mateo. In the absence of these entitlements, the purchase price may be adjusted downward, but not below $28,250,000.

      The consummation of these transactions under the terms of the agreements, as currently written, will require expenditures for off-site improvements currently estimated at $15,000,000. Based upon the current cost estimates, if neither agreement is terminated, it appears that Cal Jockey's proportionate share of the off-site improvement costs will be approximately $8,000,000. Due to the inherent uncertainties involved in these estimates and the early stage of planning and design, it is reasonably possible that these cost estimates will be further revised, and such revisions could be significant. Consummation of one or more of these transactions might require significant changes in operations or additional property investments by the Companies in order to continue operations of the racecourse.

      Currently, certain provisions of both agreements allow Cal Jockey to terminate the agreements. Numerous contingencies and conditions remain to be resolved prior to the ultimate consummation of these transactions, no earlier than 1997. Accordingly, no assurances can be given that such sales will be consummated.

      Bay Meadows believes the sale agreements may adversely impact the present operation of the Bay Meadows Racecourse because alternative training and stabling facilities have not yet been identified and because of the negative reaction of the owners and trainers to the sale of the Stable Area. However, until definitive plans for alternative stabling and training arrangements are finalized, the magnitude of the effects on Bay Meadows' operations, including the effects on results of operations, liquidity and capital resources, cannot be determined.

11.   COMMITMENTS AND CONTINGENCIES

      Bay Meadows has contracted for computer and display equipment and services through August 1999. Fees are based on the daily average of on-track pari-mutuel wagers accepted during the racing meet. These fees charged to expense aggregated $733,000, $816,000, and $750,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

      The City of San Mateo (the "City"), along with the State of California, has mandated that water runoff from Bay Meadows' barn area be disconnected from the municipal sewer collection system. Cal Jockey is cooperating with the City and State Regional Water Quality Control Board to resolve this situation, and has prepared preliminary reports describing the proposed compliance measures including construction of supplemental treatment facilities. Cal Jockey will be financially responsible for the costs associated with compliance measures which are estimated to cost approximately $1,500,000. These estimated costs are expected to be capitalized in property, plant and equipment. Final determinations and approvals have not been received nor has a schedule for implementation been established. In addition, this plan might be affected by the proposed land sales described in Note 10.

      Bay Meadows and Cal Jockey are, in the ordinary course of business, involved in litigation and other legal matters. Such litigation includes lawsuits brought by The Bay Meadows Foundation and Pauline Madera.

      Bay Meadows Foundation v. Bay Meadows Operating Company and California Jockey Club

      On December 29, 1995, the Bay Meadows Foundation filed a complaint in San Mateo Superior Court against the Cal Jockey and Bay Meadows. The complaint alleges failure to properly calculate and pay charity proceeds as required by law and includes causes of action for violation of statute, breach of fiduciary duty and imposition of a constructive trust and accounting. Specifically, the complaint alleges that Bay Meadows improperly deducted rent payments made to its affiliate, Cal Jockey, from the charity net proceeds. The complaint also seeks punitive damages and attorney's fees. On March 25, 1996, the Cal Jockey and Bay Meadows filed their answer to the complaint. The answer denies the allegations of the complaint and asserts affirmative defenses against the Bay Meadows Foundation. Specifically, the Cal Jockey and Bay Meadows maintain that the deduction of rent payments was lawful and consistent with both the administrative determination made by the California Horse Racing Board ("CHRB") in 1991 that such rent payments were deductible and the financial reporting instructions subsequently promulgated by the CHRB. The parties are currently engaged in civil discovery and the Cal Jockey and Bay Meadows plan to vigorously defend themselves against the lawsuit.

      Pauline Madera v. Bay Meadows Operating Company and Morris Webb

      On December 20, 1995, Ms. Madera, a current employee of Bay Meadows Catering, filed a complaint for damages for sexual battery, intentional infliction of emotional distress, negligent infliction of emotional distress and sexual harassment in violation of public policy. The complaint seeks unspecified damages. Mr. Webb is a former employee of Bay Meadows Catering. Defendant answered and removed the action to federal court. Pursuant to federal rules, discovery is stayed until May 17, 1996, when the parties will appear in court for the initial case management conference. Neither Ms. Madera nor Mr. Webb were or are employed in a management or supervisory position by Bay Meadows Operating Company. Bay Meadows plans to vigorously defend themselves against the lawsuit.

      Management believes that the pending legal actions against either of the Companies are not expected to have a material impact on the separate or combined financial statements of the Companies.

      In the first quarter of 1993, Cal Jockey recorded a charge of $1,400,000 as a result of a settlement related to a previous venture to lease and develop the Training Track Area.

12.   RELATED PARTY TRANSACTIONS

      In July 1992, Northern California Off-Track Wagering, Inc. ("N.C.O.T.W. Inc.") was formed to act as the guest associations' pari-mutuel manager for satellite wagering, and Bay Meadows became a 25% shareholder in N.C.O.T.W. Inc. Bay Meadows reimbursed N.C.O.T.W. Inc. $3,742,000, $3,671,000 and $3,114,000 in 1995, 1994 and 1993, respectively, for satellite wagering expenses N.C.O.T.W. Inc. incurred on behalf of Bay Meadows. These expenses are included in Bay Meadows' direct operating costs. Included in Bay Meadows' accounts payable and accrued liabilities at December 31, 1995 and 1994, is a payable to N.C.O.T.W. Inc. totaling $742,000 and $851,000, respectively.

      From time to time, Cal Jockey lends funds on a short-term basis to Bay Meadows to allow Bay Meadows to meet operational needs in the off-season. As of December 31, 1995, the current balance due to Cal Jockey was $600,000 which is reflected in the inter-company payable/receivable account. For the year ended December 31, 1995, Bay Meadows paid Cal Jockey $45,000 in interest related to these borrowings.

13.   FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following methods were used by Cal Jockey and Bay Meadows in estimating the fair value of financial instruments:

      a. Cash and cash equivalents, amounts held on deposit for Thoroughbred owners, accounts receivable and accounts payable and accrued liabilities and securities held to maturity: The carrying amount reported in the balance sheet approximates their fair values.

      b. Securities available for sale: The fair values of securities available for sale are based on quoted market prices.

      c. Securities held to maturity: The fair values for government issued securities are based on quoted market prices. The fair values for certificates of deposit are estimated using projected cash flows present valued at replacement rates currently offered for instruments with similar characteristics.

14.   QUARTERLY COMBINED RESULTS OF OPERATIONS (UNAUDITED)

        The unaudited quarterly combined results of operations for the years ended December 31, 1995 and 1994, are as follows (in thousands, except per share amounts and racing days)

                                                  QUARTERS ENDED 1995
                                -----------------------------------------------------
                                MARCH 31,    JUNE 30,    SEPTEMBER 30,   DECEMBER 31,

Number of live racing days            20          10            27              51

Revenues                         $ 9,687     $ 7,367       $13,144         $20,511

Net income                       $   647     $   260       $ 1,071         $ 2,222

Combined net income
  per paired share               $   .11     $   .05       $   .19         $   .39

                                                   QUARTERS ENDED 1994
                                -------------------------------------------------------
                                MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
Number of live racing days            21           0             24              68

Revenues                         $10,062     $ 2,516        $11,823         $27,174

Net income (loss)                $   945     $(1,031)       $ 1,418         $ 2,880

Net income (loss) per
  paired share                   $   .16     ($  .18)       $   .25         $   .50

15. CARD CLUB COSTS

        Bay Meadows incurred $666,000 and $209,000 in 1995 and 1994, respectively, of costs in attempting to establish a card club. In November 1995, voters of the City of San Mateo rejected a measure which would have permitted the establishment of such a club.

16. SUBSEQUENT EVENTS

        Proposed Acquisition

        On August 18, 1996, Cal Jockey entered into an agreement with Hudson Bay Partners, LP relating to the proposed reorganization and $300.0 million financing transaction. Under the terms of this agreement, Cal Jockey is required to pay Hudson Bay a termination fee in the amount of $2.9 million in the event the Cal Jockey Board of Directors receives a higher unsolicited offer which it accepts. This agreement was terminated on October 31, 1996.

        On October 31, 1996 Cal Jockey and Bay Meadows entered into a binding acquisition agreement with Patriot American Hospitality, Inc. ("Patriot American"). The acquisition agreement was approved unanimously by the Boards of Patriot American, Cal Jockey, and Bay Meadows and is subject to approval by the shareholders of Patriot and the paired shareholders of Cal Jockey and Bay Meadows. Pursuant to the acquisition agreement, the shareholders of Cal Jockey and Bay Meadows will have the option to receive, for each of their paired shares, either $33.00 in cash or .9635 shares of common stock of Patriot American as reconstituted following the merger.

        Pursuant to the acquisition agreement, Patriot American has advanced $2.9 million to Cal Jockey for payment of the breakup fee due upon termination of the prior formation agreement with Hudson Bay Partners, LP. Patriot
American will be entitled to receive a $5 million termination fee, and the repayment of the $2.9 million advance for the Hudson Bay termination fee in the event the Cal Jockey and Bay Meadows boards of directors receive a higher unsolicited offer which they accept.

        Management does not expect the consummation of this transaction to affect the proposed land sales.

        Legal Matters

California Jockey Club v. Bay Meadows Operating Company, et al.

On August 13, 1996, Cal Jockey filed a complaint in the United States District Court for the Northern California District of California against Bay Meadows and its President, Mr. Liebau as well as the California Jockey Club Shareholders Committee (the "Shareholders Committee"), a group of stockholders supporting a slate of nominees to the Board of Directors of Cal Jockey in opposition to those nominated by Cal Jockey management. The complaint alleged violations of the federal securities laws by reason of the defendants' failure to make required filings and disclosures in connection with the Shareholders Committee's efforts to elect directors in opposition to those of Cal Jockey's management. The complaint sought to compel the defendants to make the required disclosures and to enjoin them from soliciting or voting proxies. Cal Jockey sought expedited discovery, which was denied on August 21, 1996. By agreement of the parties, the time for the defendants to answer or otherwise move with respect to the complaint has been extended indefinitely. On November 7, 1996, Cal Jockey, with the consent of Bay Meadows, requested that the case be placed on inactive status through an order of administrative closure and stay. This request was granted on November 21, 1996. Bay Meadows believes this suit is without merit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CALIFORNIA JOCKEY CLUB                      BAY MEADOWS OPERATING COMPANY

By:      /s/  James M. Harris               By: /s/  Frank Trigeiro
         --------------------------             --------------------------------
              James M. Harris                           Frank Trigeiro
                 President                        Vice President-Finance and
                                                   Chief Financial Officer

Date:    December 13, 1996                  Date:    December 13, 1996

                                  EXHIBIT INDEX

EXHIBIT                                  EXHIBIT                                  SEQUENTIALLY
 NUMBER                                                                           NUMBERED PAGE
 23.1          Consent of Deloitte & Touche LLP.

 27.1          California Jockey Club and Bay Meadows Operating Company
               Financial Data Schedule.

 27.2          California Jockey Club Financial Data Schedule.

 27.3          Bay Meadows Operating Company Financial Data Schedule.
