Form 10-Q/A
period 1996-03-31
BAY MEADOWS OPERATING CO; CALIFORNIA JOCKEY CLUB
filed 1996-12-13
CIK 715273, 16343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-Q/A NO. 1


(Mark One)
[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from             to
                                        -----------    -----------

             Commission File Number 1-9319                               Commission File Number 1-9320
                 CALIFORNIA JOCKEY CLUB                                  BAY MEADOWS OPERATING COMPANY
---------------------------------------------------------  -----------------------------------------------------------
 (Exact name of registrant as specified in its charter)      (Exact name of registrant as specified in its charter)


               Delaware                  94-0358820                       Delaware                    94-2878485
---------------------------------------------------------  -----------------------------------------------------------
   (State or other jurisdiction of    (I.R.S. Employer        (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)    Identification No.)       incorporation or organization)    Identification No.)


                       94-0358820                                                  94-2878485
---------------------------------------------------------  -----------------------------------------------------------
          (I.R.S. Employer Identification No.)                        (I.R.S. Employer Identification No.)


2600 S. Delaware Street, San Mateo, California    94403    2600 S. Delaware Street, San Mateo, California      94402
---------------------------------------------------------  -----------------------------------------------------------
   (Address of principal executive offices)    (Zip Code)     (Address of principal executive offices)      (Zip Code)


                     (415) 573-4514                                              (415) 574-7223
---------------------------------------------------------  -----------------------------------------------------------
  (Registrant's telephone number, including area code)        (Registrant's telephone number, including area code)


                     Not Applicable                                              Not Applicable
---------------------------------------------------------  -----------------------------------------------------------
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
                                       ---     ---

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on December 12, 1996, was as follows:

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

Liquidity and Capital Resources

The liquid assets (cash and marketable securities) of Cal Jockey increased to $10,212,000 at March 31, 1996, from $9,253,000 at December 31, 1995. This increase was the result of rental payments received from Bay Meadows. Additionally, securities available for sale increased $338,000 due to an increase in the market value of the securities. Receivables from Bay Meadows increased $1,439,000 due to rental of the racing facility in connection with the annual racing meet.

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

Liquidity and Capital Resources

The liquid assets (cash and cash equivalents) of Bay Meadows decreased to $4,782,000 at March 31, 1996, from $6,318,000 at December 31, 1995. This decrease is primarily due to the use of funds for the settlement of liabilities following the conclusion of the racing meet. Amounts held on deposit for Thoroughbred horse owners and due to Thoroughbred horse owners decreased $3,054,000 due to the completion of the racing meet. Accounts payable and accrued liabilities decreased $1,508,000 due to the settlement of liabilites related to the racing meet. Uncashed pari-mutuel tickets and vouchers decreased $4,381,000 due to the completion of the racing meet. Amounts payable to Cal Jockey increased $1,439,000 due to the rental of the racing facility.

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

ITEM 5. OTHER INFORMATION

Status of the Master Lease

The Master Lease Agreement pursuant to which Bay Meadows leases the Racecourse Properties from Cal Jockey expired on March 31, 1996. Prior to the expiration of the lease, Cal Jockey and Bay Meadows had discussions regarding the extension of the Master Lease Agreement. The companies now have conflicting views concerning the status of the Master Lease Agreement's extension. Cal Jockey believes, based on the absence of an executed lease and applicable laws, among other things, that no lease exists and that Bay Meadows is a tenant at will. Bay Meadows believes, based partly on its understanding of certain corporate action taken by Cal Jockey and statements of Cal Jockey's President and Chairman, that the Master Lease Agreement has been extended for an additional three years with an increase in rent but otherwise substantially on the same terms as the previous lease.

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

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
                                                              ==========       ==========                      ==========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

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
                                                              ==========       ==========                    ==========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                          MARCH 31,        DECEMBER 31,
                                                                            1996               1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $  6,129           $  7,307
  Securities available for sale (at fair value)                              1,525              1,187
  Securities held to maturity (at cost)                                      7,340              7,077
  Amounts held on deposit for Thoroughbred horse owners                          2              3,056
  Accounts receivable (net of allowance for doubtful accounts of
     $132 in 1996 and $82 in 1995)                                           1,482              2,442
  Prepaid expenses                                                             530                377
                                                                          --------           --------

          Total current assets                                              17,008             21,446
                                                                          --------           --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                         691                691
  Land held for sale                                                         2,271              1,954
  Racing plant                                                              23,705             23,906
  Tennis facility                                                              308                308
  Equipment and leasehold equipment                                         10,724             10,088
                                                                          --------           --------

          Total                                                             37,699             36,947

  Accumulated depreciation and amortization                                (21,116)           (20,759)
                                                                          --------           --------

          Property, plant and equipment - net                               16,583             16,188
                                                                          --------           --------

OTHER ASSETS (net of accumulated amortization of
  $1,260 in 1996 and $1,221 in 1995)                                           185                223
                                                                          --------           --------

DEFERRED INCOME TAXES                                                           78                 78
                                                                          --------           --------

TOTAL ASSETS                                                              $ 33,854           $ 37,935
                                                                          ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $  2,844           $  4,676
  Accrued liabilities                                                        1,870              1,530
  Accrued purses                                                               549              1,014
  Due to Thoroughbred horse owners                                               2              3,056
  Income taxes payable                                                       1,240                 75
  Uncashed pari-mutuel tickets and vouchers                                     96              4,477
                                                                          --------           --------

          Total current liabilities                                          6,601             14,828
                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                                    116                116
  Additional paid in capital                                                18,385             18,385
  Retained earnings                                                          8,625              4,817
  Unrealized gain (loss) on securities available for sale                      127               (211)
                                                                          --------           --------

          Total stockholders' equity                                        27,253             23,107
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 33,854           $ 37,935
                                                                          ========           ========



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)
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
                                                                     =======           =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

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
                                       =======          ======                              =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

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
                                       =======          ====                              =======



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                       MARCH 31,        DECEMBER 31,
                                                                         1996               1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $  1,347           $    989
  Securities available for sale (at fair value)                           1,525              1,187
  Securities held to maturity (at cost)                                   7,340              7,077
  Accounts receivable                                                         8                  7
  Receivable from Bay Meadows Operating Company                           2,008                569
                                                                       --------           --------

          Total current assets                                           12,228              9,829
                                                                       --------           --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                      691                691
  Land held for sale                                                      2,271              1,954
  Racing plant                                                           23,705             23,906
  Tennis facility                                                           308                308
  Equipment                                                                 456                456
                                                                       --------           --------

          Total                                                          27,431             27,315

  Accumulated depreciation                                              (15,227)           (14,997)
                                                                       --------           --------

          Property, plant and equipment - net                            12,204             12,318
                                                                       --------           --------

TOTAL ASSETS                                                           $ 24,432           $ 22,147
                                                                       ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                     $    172           $    129
  Accrued liabilities                                                       113                140
                                                                       --------           --------

          Total current liabilities                                         285                269
                                                                       --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                                  58                 58
  Additional paid in capital                                             17,597             17,597
  Retained earnings                                                       6,365              4,434
  Unrealized gain (loss) on securities available for sale                   127               (211)
                                                                       --------           --------

          Total stockholders' equity                                     24,147             21,878
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 24,432           $ 22,147
                                                                       ========           ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)
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

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
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

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)
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

DATED:  December 13, 1996

                                     CALIFORNIA JOCKEY CLUB

                                     /s/  James M. Harris
                                     -------------------------------------------
                                     James M. Harris
                                     President and Treasurer
                                     (Principal Executive and Financial Officer)

                                     BAY MEADOWS OPERATING COMPANY

                                     /s/  Frank Trigeiro
                                     -------------------------------------------
                                     Frank Trigeiro
                                     Vice President-Finance and Chief Financial
                                     Officer
                                     (Principal Financial Officer)