Form 10-Q/A
period 1996-06-30
BAY MEADOWS OPERATING CO; CALIFORNIA JOCKEY CLUB
filed 1996-12-13
CIK 715273, 16343

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

California Jockey Club

Results of Operations: Quarter Ended June 30, 1996
Compared with Quarter Ended June 30, 1995

Total revenues for California Jockey Club ("Cal Jockey") decreased $207,000 (28%) for the three months ended June 30, 1996, compared to the same period in the prior year. The decrease is due to a decrease in the rental of the racing facility. During the quarter ended June 30, 1996, Bay Meadows did not host any live race days as compared to 10 live race days in the same period prior year. Rental of the racing facility is based on racing revenues.

Expenses for the three months ended June 30, 1996 increased $133,000 (38%), primarily as a result of an increase in salary expenses and legal fees.

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

Liquidity and Capital Resources

The liquid assets (cash and marketable securities) of Cal Jockey decreased to $9,072,000 at June 30, 1996, from $9,253,000 at December 31, 1995. This decrease is primarily the result of a $349,000 decrease in receivables from Bay Meadows due to the timing of the rent payments from Bay Meadows, partially offset by the increase in the fair market value of the securities available for sale. Bay Meadows has received a signed commitment to extend its $6,000,000 bank line of credit through June 1, 1998. The terms of the extension are substantially the same as the terms of the previous bank line of credit and the extension is subject to a number of conditions, including Cal Jockey's continuing guarantee of the $6,000,000 line of credit. As of June 30, 1996 there were $2,000,000 of borrowings outstanding under this bank line of credit.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

Bay Meadows Operating Company and Subsidiary

Results of Operations: Quarter Ended June 30, 1996
Compared with Quarter Ended June 30, 1995

Total revenues decreased $4,602,000 (64%) for the three months ended June 30, 1996 compared with the same period in 1995. Bay Meadows did not host any live race days during the quarter ended June 30, 1996 as compared to 10 race days during the same period in 1995.

Expenses for the three months ended June 30, 1996 decreased $3,519,00 (47%) compared with the same period in 1995. The decrease is also due to the decrease in racing days.

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

Liquidity and Capital Resources

The liquid assets (cash and cash equivalents) of Bay Meadows decreased to $1,581,000 at June 30, 1996, from $6,318,000 at December 31, 1995. This decrease is mostly due to the conclusion of the 1995/1996 racing meet and the settlement of liabilities related to the meet. Amounts held on deposit for Thoroughbred horse owners and related due to Thoroughbred horse owners decreased $2,920,000 due to the settlement of amounts related to the 1995/1996 racing meet.
Accounts receivable decreased $2,260,000 from December 31, 1995 due to the completion to the 1995/1996 racing meet and settlement of amounts due to Bay Meadows.

Accounts payable and accrued liabilities decreased $4,407,000 due to settlement of liabilities related to the 1995/1996 racing meet. Accrued purses and uncashed pari-mutuel tickets and vouchers decreased $687,000 and $4,321,000, respectively, also due to the completion of the 1995/1996 racing meet.


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
                                                           ==========   ==========      =======  ==========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996
(In thousands, except share and per share amounts)    (Unaudited)
--------------------------------------------------------------------------------

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
                                                            =========     =========                     =========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995
(In thousands, except share and per share amounts)     (Unaudited)
--------------------------------------------------------------------------------

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
                                                            =========     =========                     =========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(In thousands, except per share amounts)    (Unaudited)
--------------------------------------------------------------------------------

                                                                   June 30,  December 31,
                                                                     1996        1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  2,506    $  7,307
  Securities available for sale (at fair value)                       1,263       1,187
  Securities held to maturity (at cost)                               6,884       7,077
  Amounts held on deposit for Thoroughbred horse owners                 136       3,056
  Accounts receivable (net of allowance for doubtful accounts of
     $77 in 1996 and $82 in 1995)                                       184       2,442
  Prepaid expenses                                                      799         377
                                                                   --------    --------

          Total current assets                                       11,772      21,446
                                                                   --------    --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                  691         691
  Land held for sale                                                  2,621       1,954
  Racing plant                                                       23,986      23,906
  Tennis facility                                                       308         308
  Equipment and leasehold improvements                               10,971      10,088
                                                                   --------    --------

          Total                                                      38,577      36,947
  Accumulated depreciation and amortization                         (21,474)    (20,759)
                                                                   --------    --------

          Property, plant and equipment - net                        17,103      16,188
                                                                   --------    --------

OTHER ASSETS (net of accumulated amortization of
  $1,260 in 1996 and $1,221 in 1995)                                    139         223
                                                                   --------    --------

DEFERRED INCOME TAXES                                                    78          78
                                                                   --------    --------

TOTAL ASSETS                                                       $ 29,092    $ 37,935
                                                                   ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  1,259    $  4,676
  Accrued liabilities                                                   555       1,530
  Accrued purses                                                        327       1,014
  Due to Thoroughbred horse owners                                      136       3,056
  Income taxes payable                                                  712          75
  Note Payable                                                        2,000
  Uncashed pari-mutuel tickets and vouchers                             156       4,477
                                                                   --------    --------

          Total current liabilities                                   5,145      14,828
                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                             116         116
  Additional paid in capital                                         18,385      18,385
  Retained earnings                                                   5,581       4,817
  Unrealized loss on securities available for sale                     (135)       (211)
                                                                   --------    --------

          Total stockholders' equity                                 23,947      23,107
                                                                   --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 29,092    $ 37,935
                                                                   ========    ========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(IN THOUSANDS)       (UNAUDITED)
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
                                                                    =======        =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
---------------------------------------------------------------------------------------

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
                                    =======        =======                      =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
------------------------------------------------------------------------------------------

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
                                    =======        =======                         =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)    (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1996            1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    925        $    989
  Securities available for sale (at fair value)                        1,263           1,187
  Securities held to maturity (at cost)                                6,884           7,077
  Accounts receivable                                                      9               7
  Receivable from Bay Meadows Operating Company                          220             569
                                                                    --------        --------

          Total current assets                                         9,301           9,829
                                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                   691             691
  Land held for sale                                                   2,621           1,954
  Racing plant                                                        23,986          23,906
  Tennis facility                                                        308             308
  Equipment                                                              456             456
                                                                    --------        --------

          Total                                                       28,062          27,315

  Accumulated depreciation                                           (15,456)        (14,997)
                                                                    --------        --------

          Property, plant and equipment - net                         12,606          12,318
                                                                    --------        --------

TOTAL ASSETS                                                        $ 21,907        $ 22,147
                                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $     67        $    129
  Accrued liabilities                                                    217             140
                                                                    --------        --------

          Total current liabilities                                      284             269
                                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                               58              58
  Additional paid in capital                                          17,597          17,597
  Retained earnings                                                    4,103           4,434
  Unrealized loss on securities available for sale                      (135)           (211)
                                                                    --------        --------

          Total stockholders' equity                                  21,623          21,878
                                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 21,907        $ 22,147
                                                                    ========        ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(IN THOUSANDS)     (UNAUDITED)
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

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)
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
                                                                                                     ========         ========


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(IN THOUSANDS) (UNAUDITED)
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
                                                                   =======         =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

2.   PROPERTY, PLANT AND EQUIPMENT

     At June 30, 1996, land held for sale included $2,129,000 in costs incurred to develop the land including zoning and engineering costs. No assurance can be gained that such activities will ultimately result in the development or sale of such land.

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

                               BAY MEADOWS OPERATING COMPANY

                               /s/  Frank Trigeiro
                               ------------------------------------------------
                               Frank Trigeiro
                               Vice President-Finance and Chief Financial
                               Officer
                               (Principal Financial Officer)