Form 10-Q/A
period 1996-09-30
BAY MEADOWS OPERATING CO; CALIFORNIA JOCKEY CLUB
filed 1996-12-13
CIK 715273, 16343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-Q/A NO. 1


(Mark One)
[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

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
                                       ---     ---

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on November 8, 1996, was as follows:

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

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          BAY MEADOWS
                                                           CALIFORNIA      OPERATING
                                                             JOCKEY       COMPANY AND
                                                              CLUB         SUBSIDIARY     ELIMINATIONS      COMBINED
REVENUES:
  Pari-mutuel revenue                                                     $    32,241                     $    32,241
  Producer fees                                                                   537                             537
  Admissions, programs, parking and other racing income                         3,847                           3,847
  Concession sales                                                              2,205                           2,205
  Rental of racing facility                                $     3,835          1,299     $    (3,835)          1,299
  Interest and dividend income                                     362            125              (4)            483
  Other income                                                       8          1,154                           1,162
                                                           -----------    -----------     -----------     -----------

          Total                                                  4,205         41,408          (3,839)         41,774
                                                           -----------    -----------     -----------     -----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                  13,189                          13,189
  Commissions paid to guest tracks                                              2,104                           2,104
  Direct operating costs                                                       15,596                          15,596
  Cost of concession sales                                                        729                             729
  Depreciation and amortization                                    694            629                           1,323
  Racing facility rental                                                        3,853          (3,835)             18
  Marketing                                                                     1,150                           1,150
  General and administrative expense                               756          2,159              (4)          2,911
  Legal                                                          1,291            364                           1,655
                                                           -----------    -----------     -----------     -----------

          Total                                                  2,741         39,773          (3,839)         38,675
                                                           -----------    -----------     -----------     -----------

INCOME BEFORE TAXES                                              1,464          1,635                           3,099

INCOME TAX PROVISION                                                              638                             638
                                                           -----------    -----------     -----------     -----------

NET INCOME                                                 $     1,464    $       997     $      --       $     2,461
                                                           ===========    ===========     ===========     ===========

PER SHARE AMOUNTS:
  NET INCOME                                               $       .25    $       .17                     $       .42
                                                           ===========    ===========                     ===========

  DIVIDEND                                                 $       .40                                    $       .40
                                                           ===========                                    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         5,763,257      5,763,257                       5,763,257
                                                           ===========    ===========                     ===========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          BAY MEADOWS
                                                            CALIFORNIA     OPERATING
                                                              JOCKEY      COMPANY AND
                                                               CLUB        SUBSIDIARY     ELIMINATIONS     COMBINED
REVENUES:
  Pari-mutuel revenue                                                     $    21,753                     $    21,753
  Producer fees                                                                   424                             424
  Admissions, programs, parking and other racing income                         3,530                           3,530
  Concession sales                                                              1,749                           1,749
  Rental of racing facility                                $     2,757          1,233     $    (2,757)          1,233
  Interest and dividend income                                     355            129             (36)            448
  Other income                                                       7          1,065             (11)          1,061
                                                           -----------    -----------     -----------     -----------

          Total                                                  3,119         29,883          (2,804)         30,198
                                                           -----------    -----------     -----------     -----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                   8,453                           8,453
  Commissions paid to guest tracks                                              1,385                           1,385
  Direct operating costs                                                       12,747                          12,747
  Cost of concession sales                                                        580                             580
  Depreciation and amortization                                    710            485                           1,195
  Racing facility rental                                                        2,768          (2,757)             11
  Marketing                                                                       874                             874
  General and administrative expense                               215          1,837             (47)          2,005
  Card club costs                                                   97            615                             712
  Legal                                                             84            204                             288
                                                           -----------    -----------     -----------     -----------

          Total                                                  1,106         29,948          (2,804)         28,250
                                                           -----------    -----------     -----------     -----------

INCOME (LOSS) BEFORE TAXES                                       2,013            (65)                          1,948

INCOME TAX BENEFIT                                                                 30                              30
                                                           -----------    -----------     -----------     -----------

NET INCOME (LOSS)                                          $     2,013    $       (35)    $      --       $     1,978
                                                           ===========    ===========     ===========     ===========

PER SHARE AMOUNTS:
  NET INCOME (LOSS)                                        $       .35    $      (.01)                    $       .34
                                                           ===========    ===========                     ===========

  DIVIDEND                                                 $       .25                                    $       .25
                                                           ===========                                    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         5,758,458      5,758,458                       5,758,458
                                                           ===========    ===========                     ===========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           BAY MEADOWS
                                                            CALIFORNIA      OPERATING
                                                              JOCKEY       COMPANY AND
                                                               CLUB        SUBSIDIARY      ELIMINATIONS     COMBINED
REVENUES:
  Pari-mutuel revenue                                                      $     8,707                     $     8,707
  Producer fees                                                                    139                             139
  Admissions, programs, parking and other racing income                          1,116                           1,116
  Concession sales                                                                 987                             987
  Rental of racing facility                                $     1,225             869     $    (1,225)            869
  Interest and dividend income                                     112              32                             144
  Other income                                                       3             230                             233
                                                           -----------     -----------     -----------     -----------

          Total                                                  1,340          12,080          (1,225)         12,195
                                                           -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                    3,550                           3,550
  Commissions paid to guest tracks                                                 505                             505
  Direct operating costs                                                         5,022                           5,022
  Cost of concession sales                                                         361                             361
  Depreciation and amortization                                    235             296                             531
  Racing facility rental                                                         1,231          (1,225)              6
  Marketing                                                                        414                             414
  General and administrative expense                               515             838                           1,353
  Legal                                                          1,100              53                           1,153
                                                           -----------     -----------     -----------     -----------

          Total                                                  1,850          12,270          (1,225)         12,895
                                                           -----------     -----------     -----------     -----------

LOSS BEFORE TAXES                                                 (510)           (190)                           (700)

INCOME TAX BENEFIT                                                                  92                              92
                                                           -----------     -----------     -----------     -----------

NET LOSS                                                   $      (510)    $       (98)    $      --       $      (608)
                                                           ===========     ===========     ===========     ===========


  NET LOSS PER SHARE                                       $      (.09)    $      (.02)                    $      (.11)
                                                           ===========     ===========                     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         5,763,257       5,763,257                       5,763,257
                                                           ===========     ===========                     ===========

See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          BAY MEADOWS
                                                            CALIFORNIA     OPERATING
                                                              JOCKEY      COMPANY AND
                                                               CLUB        SUBSIDIARY     ELIMINATIONS      COMBINED
REVENUES:
  Pari-mutuel revenue                                                     $     9,839                     $     9,839
  Producer fees                                                                   215                             215
  Admissions, programs, parking and other racing income                         1,257                           1,257
  Concession sales                                                                801                             801
  Rental of racing facility                                $     1,353            608     $    (1,353)            608
  Interest and dividend income                                     126             47             (36)            137
  Other income                                                       3            291              (7)            287
                                                           -----------    -----------     -----------     -----------

          Total                                                  1,482         13,058          (1,396)         13,144
                                                           -----------    -----------     -----------     -----------

COSTS AND EXPENSES:
  Purses and incentive awards                                                   3,879                           3,879
  Commissions paid to guest tracks                                                610                             610
  Direct operating costs                                                        5,168                           5,168
  Cost of concession sales                                                        274                             274
  Depreciation and amortization                                    229            167                             396
  Racing facility rental                                                        1,359          (1,353)              6
  Marketing                                                                       422                             422
  General and administrative expense                                67            692             (43)            716
  Card Club costs                                                   86            451                             537
  Legal                                                             49                                             49
                                                           -----------    -----------     -----------     -----------

          Total                                                    431         13,022          (1,396)         12,057
                                                           -----------    -----------     -----------     -----------

INCOME BEFORE TAXES                                              1,051             36                           1,087

INCOME TAX PROVISION                                                               16                              16
                                                           -----------    -----------     -----------     -----------

NET INCOME                                                 $     1,051    $        20     $      --       $     1,071
                                                           ===========    ===========     ===========     ===========


NET INCOME  PER SHARE                                      $       .18    $       .01                     $       .19
                                                           ===========    ===========                     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         5,763,257      5,763,257                       5,763,257
                                                           ===========    ===========                     ===========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1996             1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 10,533        $  7,307
  Securities available for sale (at fair value)                           1,825           1,187
  Securities held to maturity (at cost)                                   4,933           7,077
  Amounts held on deposit for Thoroughbred horse owners                   2,070           3,056
  Accounts receivable (net of allowance for doubtful accounts of
     $77 in 1996 and $82 in 1995)                                           870           2,442
  Prepaid expenses                                                          874             377
                                                                       --------        --------
          Total current assets                                           21,105          21,446
                                                                       --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                      691             691
  Land held for sale                                                      2,930           1,954
  Racing plant                                                           23,972          23,906
  Tennis facility                                                           308             308
  Equipment and leasehold improvements                                   11,461          10,088
                                                                       --------        --------
          Total                                                          39,362          36,947
  Accumulated depreciation and amortization                             (21,967)        (20,759)
                                                                       --------        --------
          Property, plant and equipment - net                            17,395          16,188
                                                                       --------        --------
OTHER ASSETS (net of accumulated amortization of
  $1,260 in 1996 and $1,221 in 1995)                                        113             223
                                                                       --------        --------
DEFERRED INCOME TAXES                                                        81              78
                                                                       --------        --------
TOTAL ASSETS                                                           $ 38,694        $ 37,935
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  3,179        $  4,676
  Accrued liabilities                                                     1,308           1,530
  Accrued purses                                                            483           1,014
  Due to Thoroughbred horse owners                                        2,070           3,056
  Income taxes payable                                                      623              75
  Note Payable                                                            4,000
  Uncashed pari-mutuel tickets and vouchers                               3,130           4,477
                                                                       --------        --------
          Total current liabilities                                      14,793          14,828
                                                                       --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                                 116             116
  Additional paid in capital                                             18,385          18,385
  Retained earnings                                                       4,973           4,817
  Unrealized gain (loss) on securities available for sale                   427            (211)
                                                                       --------        --------
          Total stockholders' equity                                     23,901          23,107
                                                                       --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 38,694        $ 37,935
                                                                       ========        ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(IN THOUSANDS)       (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      1996            1995
OPERATING ACTIVITIES:
  Net income                                                        $  2,461        $  1,978
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                      1,323           1,195
    Changes in operating assets and liabilities:
      Accounts receivable                                              1,572             352
      Amounts held on deposit for Thoroughbred horse owners              986             529
      Income taxes receivable and payable                                545            (340)
      Prepaid expenses and other current assets                         (501)           (711)
      Accounts payable                                                (1,497)           (919)
      Accrued liabilities                                                (73)            399
      Accrued purses                                                    (531)           (721)
      Due to Thoroughbred horse owners                                  (986)           (529)
      Uncashed pari-mutuel tickets and vouchers                       (1,347)            475
                                                                    --------        --------
          Net cash provided by operating activities                    1,952           1,708
                                                                    --------        --------
INVESTING ACTIVITIES:
  Purchase of securities held to maturity                             (9,931)        (10,430)
  Maturities of securities held to maturity                           12,075          13,191
  Purchase of property, plant and equipment                           (2,565)         (2,142)
                                                                    --------        --------
          Net cash (used in) provided by investing activities           (421)            619
                                                                    --------        --------
FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                    4,000
  Dividends                                                           (2,305)         (1,441)
  Stock options exercised                                                                123
                                                                    --------        --------
          Net cash provided by (used in) financing activities          1,695          (1,318)
                                                                    --------        --------
INCREASE IN CASH AND CASH EQUIVALENTS                                  3,226           1,009

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       7,307           9,356
                                                                    --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 10,533        $ 10,365
                                                                    ========        ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                   BAY MEADOWS
                                   CALIFORNIA       OPERATING
                                     JOCKEY        COMPANY AND
                                      CLUB         SUBSIDIARY     ELIMINATIONS     COMBINED
Balance at January 1, 1996          $ 21,878        $  1,229                       $ 23,107

Net income                             1,464             997                          2,461
Dividends ($.40/share)                (2,305)                                        (2,305)
Unrealized gain on securities
  available for sale                     638                                            638
                                    --------        --------                       --------

Balance at September 30, 1996       $ 21,675        $  2,226                       $ 23,901
                                    ========        ========                       ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                   BAY MEADOWS
                                   CALIFORNIA       OPERATING
                                     JOCKEY        COMPANY AND
                                      CLUB          SUBSIDIARY     ELIMINATIONS     COMBINED
Balance at January 1, 1995          $ 21,970         $    748                       $ 22,718

Net income (loss)                      2,013              (35)                         1,978
Dividends ($.25/share)                (1,441)                                         (1,441)
Stock options exercised                  119                4                            123
Unrealized loss on securities
  available for sale                     (25)                                            (25)
                                    --------         --------                       --------

Balance at September 30, 1995       $ 22,636         $    717                       $ 23,353
                                    ========         ========                       ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)    (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1996            1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  1,378        $    989
  Securities available for sale (at fair value)                        1,825           1,187
  Securities held to maturity (at cost)                                4,933           7,077
  Accounts receivable                                                      9               7
  Receivable from Bay Meadows Operating Company                        1,369             569
                                                                    --------        --------

          Total current assets                                         9,514           9,829
                                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                   691             691
  Land held for sale                                                   2,930           1,954
  Racing plant                                                        23,972          23,906
  Tennis facility                                                        308             308
  Equipment                                                              456             456
                                                                    --------        --------

          Total                                                       28,357          27,315

  Accumulated depreciation                                           (15,691)        (14,997)
                                                                    --------        --------

          Property, plant and equipment - net                         12,666          12,318
                                                                    --------        --------

TOTAL ASSETS                                                        $ 22,180        $ 22,147
                                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    179        $    129
  Accrued liabilities                                                    326             140
                                                                    --------        --------

          Total current liabilities                                      505             269
                                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                               58              58
  Additional paid in capital                                          17,597          17,597
  Retained earnings                                                    3,593           4,434
  Unrealized gain (loss) on securities available for sale                427            (211)
                                                                    --------        --------

          Total stockholders' equity                                  21,675          21,878
                                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 22,180        $ 22,147
                                                                    ========        ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(IN THOUSANDS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      1996            1995
OPERATING ACTIVITIES:
  Net income                                                        $  1,464        $  2,013
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                         694             710
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (2)             48
      Receivable from Bay Meadows Operating Company                     (800)         (3,041)
      Prepaid expenses and other assets                                                   26
      Accounts payable                                                    50              56
      Accrued liabilities                                                186              42
                                                                    --------        --------

          Net cash provided by (used in) operating activities          1,592            (146)
                                                                    --------        --------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                             (9,931)        (10,430)
  Maturities of securities held to maturity                           12,075          13,191
  Purchase of property, plant and equipment                           (1,042)           (682)
                                                                    --------        --------

          Net cash provided by investing activities                    1,102           2,079
                                                                    --------        --------

FINANCING ACTIVITIES:
  Dividends                                                           (2,305)         (1,441)
  Stock options exercised                                                                119
                                                                    --------        --------
          Net cash used in financing activities                       (2,305)         (1,322)
                                                                    --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                                    389             611

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         989             412
                                                                    --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,378        $  1,023
                                                                    ========        ========


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1996            1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  9,155        $  6,318
  Amounts held on deposit for Thoroughbred horse owners                2,070           3,056
  Accounts receivable (net of allowance for doubtful accounts
    of $77 in 1996 and $82 in 1995)                                      861           2,435
  Prepaid expenses and other current assets                              874             377
                                                                    --------        --------

          Total current assets                                        12,960          12,186
                                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                                11,005           9,631
  Accumulated depreciation and amortization                           (6,276)         (5,761)
                                                                    --------        --------

          Property, plant and equipment - net                          4,729           3,870
                                                                    --------        --------

OTHER ASSETS (net of accumulated amortization of
  $1,260 in 1996 and $1,221 in 1995)                                     113             223
                                                                    --------        --------

DEFERRED INCOME TAXES                                                     81              78
                                                                    --------        --------

TOTAL ASSETS                                                        $ 17,883        $ 16,357
                                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  3,000        $  4,547
  Accrued liabilities                                                    982           1,390
  Accrued purses                                                         483           1,014
  Due to Thoroughbred horse owners                                     2,070           3,056
  Payable to California Jockey Club                                    1,369             569
  Income taxes payable                                                   623              75
  Note payable                                                         4,000
  Uncashed pari-mutuel tickets and vouchers                            3,130           4,477
                                                                    --------        --------

          Total current liabilities                                   15,657          15,128
                                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock .01 par value authorized 10,000,000
  shares; issued and outstanding:
  5,763,257 shares                                                        58              58
  Additional paid in capital                                             788             788
  Retained earnings                                                    1,380             383
                                                                    --------        --------

          Total stockholders' equity                                   2,226           1,229
                                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 17,883        $ 16,357
                                                                    ========        ========


See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(IN THOUSANDS)     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    1996           1995
OPERATING ACTIVITIES:
  Net income (loss)                                               $   997        $   (35)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                     629            485
    Changes in operating assets and liabilities:
      Accounts receivable                                           1,574            304
      Amounts held on deposit for Thoroughbred horse owners           986            529
      Income taxes receivable and payable                             545           (340)
      Prepaid expenses and other assets                              (501)          (737)
      Accounts payable                                             (1,547)          (975)
      Accrued liabilities                                            (259)           357
      Accrued purses                                                 (531)          (721)
      Due to Thoroughbred horse owners                               (986)          (529)
      Payable to California Jockey Club                               800          3,041
      Uncashed pari-mutuel tickets and vouchers                    (1,347)           475
                                                                  -------        -------

          Net cash provided by operating activities                   360          1,854
                                                                  -------        -------

NET CASH USED IN INVESTING ACTIVITIES -  Purchase of
  property, plant and equipment                                    (1,523)        (1,460)
                                                                  -------        -------

FINANCING ACTIVITIES:
  Proceeds from note payable - bank                                 4,000
  Stock option exercised                                                               4
                                                                  -------        -------
          Net cash provided by financing activities                 4,000              4
                                                                  -------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                               2,837            398

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    6,318          8,944
                                                                  -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 9,155          9,342
                                                                  =======          =====


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

     In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for Cal Jockey and Bay Meadows individually, have been included in the financial statements. The results of operations for the nine months ended September 30, 1996, are not indicative of the results that may be expected for the year ending December 31, 1996, because of the seasonal nature of the operations.

2.   PROPERTY, PLANT AND EQUIPMENT

     At September 30, 1996, land held for sale includes $2,439,000 in costs incurred to develop the land including zoning and engineering costs. No assurance can be given that such activities will ultimately result in the development or sale of such land.

3.   LEASE AGREEMENT

     Due to a disagreement between Cal Jockey and Bay Meadows as to the applicable rent owed with respect to the racecourse properties, the companies accrue rent at a rate equivalent to the prior year. In the event the parties reach agreement on the applicable rent owed, the accrued rent may be adjusted accordingly. However, such an adjustment is not expected to have a material affect on the financial statements.

4.   COMMITMENTS AND CONTINGENCIES

     On August 18, 1996, Cal Jockey entered into an agreement with Hudson Bay Partners, LP relating to the proposed reorganization and $300.0 million financing transaction. Under the terms of this agreement, Cal Jockey is required to pay Hudson Bay a termination fee in the amount of $2.9 million in the event the Cal Jockey Board of Directors receives a higher unsolicited offer which it accepts. Subsequently, this agreement was terminated on October 31, 1996.

5.   SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Bay Meadows has been allocated 115 live racing days for the year ending December 31, 1996 versus 108 live racing days for calendar year 1995. Of these days, Bay Meadows conducted 91 days of live racing in the nine months ended September 30, 1996 versus 57 days in the same period in 1995. Historically, Bay Meadows and California Jockey Club have derived a major portion of their revenues from the live racing meet. Accordingly, revenues and operating profits are expected to be lower in the fourth quarter for 1996 as compared to the fourth quarter of 1995.

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

California Jockey Club

Results of Operations: Nine Months Ended September 30, 1996
Compared with Nine Months Ended September 30, 1995

Total revenues for Cal Jockey increased $1,086,000 (35%) for the nine months ended September 30, 1996, compared to the same period in the prior year. Rental income derived from the leasing of its racing facility is based on pari-mutuel wagering at Bay Meadows and increased $1,078,000 as a result of 31 more racing days in the first nine months of 1996 than in the same period in 1995.

Expenses for the nine months ended September 30, 1996, increased $1,635,000 (148%), primarily as a result of legal fees incurred in 1996. Legal fees increased from $84,000 for the nine months ended September 30, 1995 to $1,291,000 for the nine months ended September 30, 1996. Such fees include $616,000 incurred in legal services related to a proxy contest with dissident shareholders and $220,000 in legal services related to a potential transaction with Hudson Bay Partners, LP, such transaction which has been terminated. General and administrative expenses increased primarily due to the proxy contest and annual meeting.

Results of Operations: Quarter Ended September 30, 1996
Compared with Quarter Ended September 30, 1995

Total revenues for Cal Jockey decreased $142,000 (10%) for the quarter ended September 30, 1996, compared to the same quarter of the prior year. Rental income derived from the leasing of its racing facility decreased $128,000 (9%). The rental income decrease was primarily the result of 25 days of live racing in the current quarter compared with 27 live racing days in the third quarter of 1995.

Expenses for the quarter ended September 30, 1996, increased $1,419,000 (329%), compared to the same quarter of the prior year primarily due to legal fees related to a proxy contest with dissident shareholders and the potential transaction with Hudson Bay Partners, LP, such transaction which has been terminated.

Liquidity and Capital Resources

The liquid assets (cash and marketable securities) of Cal Jockey decreased to $8,136,000 at September 30, 1996, from $9,253,000 at December 31, 1995. This decrease was primarily due to a decrease of $2,144,000 in securities held to maturity as a result of maturities and use of the proceeds for the settlement of general and administrative as well as legal costs. Partially, offsetting this decrease was an increase in the fair market value of securities available for sale. Receivables from Bay Meadows Operating Company increased $800,000 due to rental of the racing facility. Accounts payable and accrued liabilities increased $236,000, primarily as a result of additional legal fees incurred during 1996.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

Bay Meadows Operating Company and Subsidiary

Results of Operations:  Nine Months Ended September 30, 1996
Compared with Nine Months Ended September 30, 1995

Total revenues for Bay Meadows increased $11,525,000 (39%) for the nine months ended September 30, 1996 compared with the same period in 1995. This was due to an increase in pari-mutuel revenues of $10,488,000. Pari-mutuel revenues increased due primarily to an additional 31 more live racing days in the first nine months of 1996 compared to the same period in 1995.

Other revenues were positively impacted by the same factors which affected pari-mutuel revenues. Admissions, program, parking and other racing income increased $317,000, and concession sales increased $456,000.

Total costs and expenses increased $9,825,000 (33%) for the nine months ended September 30, 1996, compared with the same period in the prior year. This was due to increases in expenses associated with higher operating revenues, including (i) purses and incentive awards ($4,736,000), (ii) commissions paid to guest locations ($719,000), (iii) direct operating costs ($2,849,000) and (iv) racing facility rental ($1,085,000).

Results of Operations:  Quarter Ended September 30, 1996
Compared with Quarter Ended September 30, 1995

Total revenues for Bay Meadows decreased $978,000 (7%) for the quarter ended September 30, 1996 compared with the same quarter in 1995. This decrease is primarily due to the two fewer racing days.

Total costs and expenses decreased $752,000 (6%) for the three months ended September 30, 1996, compared with the same period in the prior year. This was primarily due to decreases in expenses associated with lower operating revenues, including (i) purses and incentive awards ($329,000), (ii) commissions paid to guest locations ($105,000), and (iii) direct operating expenses ($146,000).

Liquidity and Capital Resources

The liquid assets (cash and cash equivalents) of Bay Meadows increased to $9,155,000 at September 30, 1996, from $6,318,000 at December 31, 1995. Cash and cash equivalents increased $2,837,000 primarily due to collection of accounts receivable (accounts receivable decreased $1,574,000). Notes payable increased $4,000,000 due to borrowings used to settle other liabilities. Accordingly, there was a $1,955,000 decrease in accounts payable and accrued liabilities, $1,347,000 decrease in uncashed pari-mutuel tickets and vouchers, and a $531,000 decrease in accrued purses.

Bay Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows received a signed commitment to extend its $6,000,000 bank line of credit through June 1, 1998. As of September 30, 1996 there were $4,000,000 of borrowings outstanding under this bank line of credit. On October 10, 1996, Cal Jockey revoked its guarantee as to further borrowings by Bay Meadows under the line of credit. The bank subsequently notified Bay Meadows that, as a result, it would not be permitted to draw down any further amounts under the line of credit. Despite its inability to draw down further amounts under the line of credit, Bay Meadows believes that it has sufficient cash and investment resources such that Cal Jockey's revocation of its guarantee with regard to future borrowings has not had an adverse effect on Bay Meadows' operations and will not adversely affect Bay Meadows' operations in the forseeable future. Bay Meadows anticipates that it may be required to borrow or seek an alternative source of additional funds to ensure liquidity after that date if its inability to draw on the letter of credit continues through June 1, 1997.

As of September 30, 1996, Bay Meadows' current liabilities exceeded its current assets by $2,697,000. The current ratio (current assets to current liabilities) was .83 to 1 at September 30, 1996, compared to .81 to 1 at December 31, 1995.

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Volkman, et al. v. California Jockey Club, et al.

On or about July 3, 1996, plaintiff shareholders sued Cal Jockey and its directors, seeking an order directing Cal Jockey to hold its annual meeting of stockholders earlier than the date then set by Cal Jockey. A judgment so directing Cal Jockey has been entered, and the meeting was held on August 30, 1996. Cal Jockey does not intend to appeal, and has reached an agreement in principal to settle the matter in its entirety in return for payment of certain fees and expenses incurred by the plaintiffs.

California Jockey Club v. Bay Meadows Operating Company, et al.

On August 13, 1996, Cal Jockey filed a complaint in the United States District Court for the Northern California District of California against Bay Meadows and its President, Mr. Liebau as well as the California Jockey Club Shareholders Committee (the "Shareholders Committee"), a group of stockholders supporting a slate of nominees to the Board of Directors of Cal Jockey in opposition to those nominated by Cal Jockey management. The complaint alleged violations of the federal securities laws by reason of the defendants' failure to make required filings and disclosures in connection with the Shareholders Committee's efforts elect directors in opposition to those of Cal Jockey's management. The complaint sought to compel the defendants to make the required disclosures and to enjoin them from soliciting or voting proxies. Cal Jockey sought expedited discovery, which was denied on August 21, 1996. By agreement of the parties, the time for the defendants to answer or otherwise move with respect to the complaint has been extended indefinitely. On November 7, 1996, Cal Jockey, with the consent of Bay Meadows, requested that the case be placed on inactive status through an order of administrative closure and stay. Bay Meadows believes this suit is without merit.


Property Resources, Inc. v. Bay Meadows Operating Company, et al.

On August 16, 1996, Property Resources, Inc. ("PRI"), a subsidiary of Franklin Fund, Inc., sued Bay Meadows, all of its directors, and others, for intentional interference with PRI's contract with Cal Jockey for the sale of real property on which Bay Meadows' stables are located. PRI sought a temporary restraining order, which would have prevented Bay Meadows and its management from talking to its stockholders, Cal Jockey, San Mateo city officials, or the press about a wide range of topics, including on-site stabling of horses at Bay Meadows. On August 15, 1996, the San Mateo County Superior Court denied PRI's request for the temporary restraining order. On November 7, 1996, the San Mateo Superior dismissed PRI's remaining claims with leave to amend. Bay Meadows believes this suit is without merit.

Patty Misskelly v. Bay Meadows Operating Company and Frank Trigeiro, et al.

The plaintiff, a former accounts receivable clerk, has filed suit against Bay Meadows in the Federal District Court alleging gender and age discrimination. The plaintiff was terminated by Bay Meadows after her position was eliminated as part of a restructuring of the accounting department. In her suit, the plaintiff seeks unspecified damages. Bay Meadows believes that this suit is without merit and does not believe that it will have a material adverse impact on Bay
Meadows' results of operations.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On August 30, 1996, California Jockey Club ("Cal Jockey") held its Annual Stockholders Meeting. The results of the annual meeting was as follows:

        Election of Directors: Cal Jockey's stockholders elected the following individuals to serve as directors for an additional term as follows:

                       James P. Conn                   4,129,640
                       David M. Gjerdrum               5,287,900
                       James M. Harris                 4,129,640
                       Kjell H. Qvale                  4,129,640
                       Ronald J. Volkman               5,304,618

        Appointment of Auditors: Cal Jockey's stockholders ratified the appointment of Deloitte & Touche, LLP as Cal Jockey's independent auditors for the 1996 fiscal year as follows:

                       FOR                      4,362,660 Votes
                       AGAINST                    108,153 Votes
                       ABSTAIN                    187,914 Votes

        Mandatory Retirement Age Stockholder Proposal: Cal Jockey's stockholders rejected a stockholder proposal to establish a mandatory retirement age of 72 for the board of directors as follows:

                       FOR                      1,855,147 Votes
                       AGAINST                  2,704,353 Votes
                       ABSTAIN                     69,226 Votes

    (b) On August 30, 1996, Bay Meadows Operating Company ("Bay Meadows") held a Special Meeting of Stockholders. At that meeting, the Stockholders approved resolutions authorizing the Bay Meadows Board of Directors to continue to conduct Bay Meadows' racing operations in a way substantially similar to the manner in which they are presently conducted and to pursue the expeditious development of stabling for 900 horses on or contiguous to the Bay Meadows Racecourse. The resolutions were approved by Bay Meadows' stockholders as follows:

                       FOR                      2,889,104 Votes   71.87%
                       AGAINST                  1,046,457 Votes   26.03%
                       ABSTAIN                     84,593 Votes    2.10%

As previously reported, Bay Meadows held its 1996 Annual Meeting of Stockholders (the "Annual Meeting") on July 12, 1996 at which the Bay Meadows stockholders (1) elected five directors to serve until the 1997 Annual Meeting or until their successors have been elected and qualified and (2) ratified the Bay Meadows Board of Directors' selection of Deloitte & Touche, LLP as independent public accountants for Bay Meadows for the 1996 fiscal year.

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

ITEM 5. OTHER INFORMATION

California Jockey Club

The Franklin Agreement

On May 31, 1995, Cal Jockey entered into an Agreement of Purchase and Sale with Property Resources, Inc. ("Property Resources"), a subsidiary of Franklin Resources, Inc. (the "Franklin Agreement"), providing for the sale of thirty-three acres of the barn and stable area (the "Stable Area"). On August 18, 1996 the Franklin Agreement was amended. A copy of the Sixth Amendment is attached to this Form 10-Q as Exhibit 20.01 and is incorporated herein by reference. (The Fifth Agreement, entered into after the Form 10-K filing for the year ending December 31, 1995, dealt with extensions of time for Cal Jockey to resolve various title matters. A copy of the Fifth Amendment is attached to this Form 10-Q as Exhibit 20.02 and is incorporated herein by reference).

The Sixth Amendment effected a number of changes to the provisions governing off-site improvements and City of San Mateo approvals (the "Entitlements"). In terms of the off-site improvements, certain provisions now make clear that Property Resources' obligation to contribute to the costs of off-site improvements is included in the purchase price. Moreover, Cal Jockey may assign the construction contracts for the off-site improvements to Property Resources as of the close of escrow in which event the purchase price will be adjusted to reflect the off-off-site improvements which have been completed at that time. If Cal Jockey exercises this option it must provide security for its obligation to pay its share of the off-site improvement costs.

In any event, Property Resources will pay 44% of the cost of the off-site improvements with the exception of the retention ponds, as to which Property Resources agrees to pay $100,000 of the first $700,000, and 33% of the costs over $700,000. Under the Sixth Amendment, the parties no longer have any right to terminate the Franklin Agreement based upon the cost of the off-site improvements.

Turning to the Entitlements provision, the Entitlements timetable has been adjusted to reflect current estimates of the time required to obtain the Entitlements. Assuming all other conditions precedent are satisfied or waived, escrow is to close 330 days following the date on which Cal Jockey obtains the Entitlements.

Additional conditions precedent to Property Resources' obligation to close escrow include the City of San Mateo issuing grading, foundation and/or building permits to Property Resources notwithstanding that the off-site improvements are not completed, and issuing certificates of occupancy to Property Resources for not less than 660,000 square feet of office space notwithstanding that construction of the off-ramp from Highway 101 may not be completed.

The remaining important changes effected by the amendment are the elimination of the cap at 50,000 square feet on Cal Jockey's permitted office space construction in the 40 acre training track area (the "Training Track Area"), and the provision for an alternative Land Use Program. In addition, as long as the Entitlements procurement date is not delayed, Property Resources consents to the construction of one or more barns containing up to 210 stalls in the race track area.

The Iacocca Agreement

In December of 1995, Cal Jockey entered into an Agreement of Purchase and Sale with Lee Iacocca & Associates, Inc. (as amended, the "Iacocca Agreement") providing for the sale of the "Training Track Area." Effective June 28, 1996, such agreement was amended. ("Third Amendment"). A copy of the Third Amendment is attached to this Form 10-Q as Exhibit 20.03 and is incorporated herein by reference. (Two prior amendments dealt with extensions of the purchaser's due diligence period and acknowledgment that neither party had any claims against the other. These amendments are attached to this Form 10-Q as Exhibits 20.04 and
20.05 and are incorporated herein by reference). In the Third Amendment, Lee Iacocca & Associates, Inc. assigned its rights under the prior agreement to Airdial Company LLC, a newly formed limited liability company ("Airdial"), the members of which include some of the principals involved with Lee Iacocca & Associates, Inc.

Many of the changes effected by the Third Amendment relate to off-site improvements and Entitlements. The provisions describing the purchase price now make clear that Airdial's obligation to share in the cost of the off-site improvements is included as part of the purchase price. Airdial agrees to pay 53.33% of the off-site improvements with the exception of the retention ponds, as to which Airdial agrees to pay $156,000 of the first $700,000 and 39.6% of any costs exceeding $700,000. Under the Third Amendment, the parties no longer have any right to terminate the Iacocca Agreement based upon the cost of the off-site improvements.

Cal Jockey now has the right to assign to Airdial the payment obligations from the off-site improvement contracts or instead to delegate the improvement contracts themselves to Airdial, as of the close of escrow. If Cal Jockey chooses to do the latter, it must provide security for its share of the off-site improvements cost. In either event the purchase price is adjusted to reflect the off-site improvements which have been completed as of the close of escrow. If Cal Jockey elects not to assign the contracts to either Airdial or Property Resources, Airdial may itself elect to assume the obligation to complete the off-site improvements, which would trigger Cal Jockey's obligation to provide security.

In terms of Entitlements, the Third Amendment eliminates provisions requiring a purchase price adjustment based on Cal Jockey failing to obtain all of the Entitlements. However, if the Entitlements are not obtained by December 31, 1997, either party may terminate the Iacocca Agreement provided that Airdial can avoid such termination by agreeing to close escrow on or before March 31, 1998 and, unless Cal Jockey or the purchaser of the Stable Area is proceeding with the development of the Stable Area, agreeing to pay for all of the costs of the off-site improvements necessary to develop the Stable Area.

The amendment also includes new conditions precedent to Airdial's obligation to close escrow. One such condition precedent is the completion of those off-site improvements required by the City of San Mateo for the issuance of a building permit. In addition, the City of San Mateo must not add conditions prior to issuing a building permit other than the normal nondiscretionary conditions such as permit fees and submission of construction drawings. Finally, Airdial's obligation to close escrow is not triggered if the estimated cost to Airdial of constructing improvements for the Training Track Area does exceed $9.0 million, and is not triggered unless Airdial obtains a tentative subdivision map of the Training Track Area on terms and conditions acceptable to Airdial in its reasonable discretion.

In terms of the remaining important changes effected by the amendment, the $1.0 million credit will now be deposited in two stages, $500,000 after the 60-day due diligence period and the balance within three days after Cal Jockey obtains the Entitlements. Finally, Cal Jockey now reserves the option to surcharge the Training Track Area, or in the alternative, to delegate this responsibility to Airdial. In the latter case, Cal Jockey would lend Airdial 100% of the costs of surcharging the Training Track Area, secured by a deed of trust on the surcharge materials, plans, specifications, and other intangible rights therein. The loan would bear interest at 2% above the prime rate and would be due and payable upon the close of escrow.

Indemnification Agreements

On August 18, 1996, in the interest of attracting and retaining qualified directors and officers, Cal Jockey entered into Indemnification Agreements with directors James P. Conn, Marylin K. Gunderson, James M. Harris, Brian M. Herrara, Richard E. Perazzo, and Kjell H. Qvale (the "Indemnitees"). Under the Indemnification Agreements (a form of which is attached to this Form 10-Q as Exhibit 10.14 and is incorporated herein by reference), Cal Jockey agrees to idemnify the Indemnitees to the fullest extent permitted by law against all expenses, judgments, penalties, fines and amounts paid in settlement in any legal proceeding related to the fact that they are or were a director or officer of Cal Jockey.

Public Storage Inc. Agreement

On July 18, 1996, Cal Jockey entered into an agreement to sell the property of the Sundown Tennis Club to Public Storage Inc. for $2.2 million. Public Storage Inc. intends to convert the land into mini-storage units. The sale of the property is subject to City of San Mateo approval. Accordingly, no assurances can be given that such sale will be consummated.

Bay Meadows Operating Company

Severance Agreements

On August 30, 1996, in the interest of encouraging the continuous employment of key management personnel, Bay Meadows entered into Severance Agreements with certain officers including F. Jack Liebau, President; Eugene F. Barsotti, Jr., Vice President - Racing; Sharon Kelly, Vice President - Marketing; Michael Scalzo, Vice President - Operations; Frank Trigeiro, Chief Financial Officer and Vice President - Finance; and Nathaniel Wess, Vice President. These agreements, which expire on December 31, 1997, become effective if there is a Change in Control of Bay Meadows followed by a termination by the officer of his or her employment for Good Reason. In that event, officers other than Mr. Liebau and Mr. Barsotti become entitled to a lump sum payment equal to the sum of the officer's current annual base salary plus the officer's bonus received during the previous 12 months or during 1996, whichever is greater; Mr. Liebau and Mr. Barsotti are instead entitled to twice the sum of their current annual base salary plus the bonus received during the previous 12 months or during 1996, whichever is greater. The Severance Agreements also provide that Bay Meadows will, at each officer's option, either continue to make contributions to the officer's retirement plan through January 1, 1998 or pay to the officer a lump sum equal to the actuarial equivalent of the additional retirement pension to which the officer would have been entitled had the officer continued service under such retirement plan for an additional two years.

Indemnification Agreements

On August 30, 1996, in the interest of attracting and retaining qualified and experienced directors and officers, Bay Meadows entered into Indemnity Agreements with directors Eugene F. Barsotti, Jr., Greg S. Gunderson, John C. Harris, F. Jack Liebau, Lee Tucker and Anthony J. Zidich and Chief Financial Officer Frank Trigeiro (the "Indemnitees"). Under the Indemnity Agreements, Bay Meadows agrees to indemnify the Indemnitees to the fullest extent permitted by law against judgments and legal expenses relating to lawsuits or claims brought against any of them and relating to the fact that they are or were directors or officers of Bay Meadows. The Indemnity Agreements also provide that Bay Meadows' indemnification obligations will be secured by a standby letter of credit in the amount of $1,000,000 naming each of the Indemnitees as beneficiaries.

Status of the Master Lease

The Master Lease Agreement pursuant to which Bay Meadows leases the Racecourse Properties from Cal Jockey expired on March 31, 1996. Prior to the expiration of the lease, Cal Jockey and Bay Meadows had discussions regarding the extension of the Master Lease Agreement. The companies now have conflicting views concerning the status of the Master Lease Agreement's extension. Cal Jockey believes, based on the absence of an executed lease and applicable laws, among other things, that no lease exists and that Bay Meadows is a tenant at will. Bay Meadows believes, based partly on its understanding of certain corporate action taken by Cal Jockey and statements of Cal Jockey's President and Chairman, that the Master Lease Agreement has been extended for an additional three years with an increase in rent but otherwise substantially on the same terms as the previous lease. Notwithstanding this position, the companies have agreed to accrue rent at a rate equivalent to the prior year. In the event the parties reach agreement on the applicable rent owed, the accrued rent will be adjusted accordingly.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

EXHIBIT                                 EXHIBIT
NUMBER
-------       ------------------------------------------------------------------

27.1          Financial Data Schedule (California Jockey Club)

27.2          Financial Data Schedule (Bay Meadows Operating Company)

27.3          Financial Data Schedule (Combined Companies)

            (b)   Reports on Form 8-K

                  On August 8, 1996, Cal Jockey filed a report on Form 8-K disclosing pursuant to Item 5 the decision of two Cal Jockey directors, Marylin
K. Gunderson and Richard E. Perazzo, not to stand for re-election.

                  On August 22, 1996, Cal Jockey filed a report on Form 8-K disclosing pursuant to Item 5 (i) Cal Jockey's legal complaint against Bay Meadows, which was filed on August 13, 1996, and (ii) a potential transaction with Hudson Bay Partners, L.P.

                  On October 31, 1996, Cal Jockey and Bay Meadows filed a report on Form 8-K disclosing pursuant to Item 5 an acquisition agreement with Patriot American Hospitality, Inc.

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



                                     CALIFORNIA JOCKEY CLUB



                                     /s/  James M. Harris
                                     -------------------------------------------
                                     James M. Harris
                                     President and Treasurer
                                     (Principal Executive and Financial Officer)



                                     BAY MEADOWS OPERATING COMPANY



                                     /s/  Frank Trigeiro
                                     -------------------------------------------
                                     Frank Trigeiro
                                     Vice President-Finance and Chief Financial
                                     Officer
                                     (Principal Financial Officer)

EXHIBIT                                 EXHIBIT INDEX
NUMBER
-------       ------------------------------------------------------------------

27.1          Financial Data Schedule (California Jockey Club)

27.2          Financial Data Schedule (Bay Meadows Operating Company)

27.3          Financial Data Schedule (Combined Companies)