Form 10-Q
period 1997-03-31
BAY MEADOWS OPERATING CO; CALIFORNIA JOCKEY CLUB
filed 1997-05-12
CIK 715273, 16343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]

       For the transition period from ______________________ to _______________

       Commission File Number 1-9319                                       Commission File Number 1-9320

           CALIFORNIA JOCKEY CLUB                                          BAY MEADOWS OPERATING COMPANY
---------------------------------------------------------------  --------------------------------------------------------------
(Exact name of registrant as specified in its charter)           (Exact name of registrant as specified in its charter)

                  Delaware                     94-0358820                        Delaware                      94-2878485
----------------------------------------------------------------  -------------------------------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer          (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)        Identification No.)        incorporation or organization)       Identification No.)

                94-0358820                                                                94-2878485
----------------------------------------------------------------  -------------------------------------------------------------
    (I.R.S. Employer Identification No.)                                      (I.R.S. Employer Identification No.)

2600 S. Delaware Street, San Mateo, California    94403           2600 S. Delaware Street, San Mateo, California        94402
----------------------------------------------------------------  -------------------------------------------------------------
 (Address of principal executive offices)       (Zip Code)           (Address of principal executive offices)        (Zip Code)

                (415) 573-4514                                                         (415) 574-7223
----------------------------------------------------------------  -------------------------------------------------------------
(Registrant's telephone number, including area code)                (Registrant's telephone number, including area code)

               Not Applicable                                                         Not Applicable
----------------------------------------------------------------  -------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed     (Former name, former address and former fiscal year, if
                                                                           changed since last report) since last report)


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
                                        ---    ---

The number of shares outstanding of each registrant's classes of common stock, par value $.01 per share, as of the close of business on May 2, 1997, was as follows:

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


                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         BAY MEADOWS
                                                          CALIFORNIA      OPERATING
                                                            JOCKEY       COMPANY AND
                                                             CLUB         SUBSIDIARY      ELIMINATIONS      COMBINED

REVENUES:
  Pari-mutuel revenue                                                     $   17,099                     $    17,099
  Producer fees                                                                  321                             321
  Admissions, programs, parking and other racing income                        1,626                           1,626
  Concession sales                                                             1,063                           1,063
  Rental of racing facility                               $    1,660             160      $    (1,660)           160
  Interest and dividend income                                   112              49              (24)           137
  Other income                                                     2             183                             185
                                                          ----------     -----------      ------------     ---------

          Total                                                1,774          20,501           (1,684)        20,591
                                                          ----------     -----------      ------------     ---------

COSTS AND EXPENSES:
  Purses and incentive awards                                                  7,240                           7,240
  Commissions paid to guest tracks                                             1,089                           1,089
  Direct operating costs                                                       6,608                           6,608
  Cost of concession sales                                                       329                             329
  Depreciation and amortization                                  239             181                             420
  Racing facility rental                                                       1,666           (1,660)             6
  Marketing                                                                      465                             465
  General and administrative expense                             155             728              (24)           859
  Legal expenses                                                  62             201                             263
  Merger related costs                                           299             131                             430
                                                          ----------     -----------      ------------     ---------

          Total                                                  755          18,638           (1,684)        17,709
                                                          ----------     -----------      ------------     ---------

INCOME BEFORE INCOME TAX PROVISION                             1,019           1,863                           2,882

INCOME TAX PROVISION                                                             748                             748

NET INCOME                                                $    1,019     $     1,115      $         -      $   2,134
                                                          ==========     ===========      ============     =========

NET INCOME PER SHARE                                      $      .18     $       .19                       $     .37
                                                          ==========     ===========                       =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       5,763,257       5,763,257                       5,763,257
                                                           =========       =========                       =========



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         BAY MEADOWS
                                                          CALIFORNIA      OPERATING
                                                            JOCKEY       COMPANY AND
                                                             CLUB         SUBSIDIARY      ELIMINATIONS      COMBINED

REVENUES:
  Pari-mutuel revenue                                                     $   22,833                        $    22,833
  Producer fees                                                                  398                                398
  Admissions, programs, parking and other racing income                        1,935                              1,935
  Concession sales                                                               855                                855
  Rental of racing facility                              $    2,212              140           $(2,212)             140
  Interest and dividend income                                  123               86                (4)             205
  Other income                                                    3              445                                448
                                                         ----------       ----------       ------------         -------

          Total                                               2,338           26,692            (2,216)          26,814
                                                         ----------       ----------       ------------         -------

COSTS AND EXPENSES:
  Purses and incentive awards                                                  9,634                              9,634
  Commissions paid to guest tracks                                             1,599                              1,599
  Direct operating costs                                                       8,071                              8,071
  Cost of concession sales                                                       233                                233
  Depreciation and amortization                                 230              166                                396
  Racing facility rental                                                       2,218            (2,212)               6
  Marketing                                                                      611                                611
  General and administrative expense                            130              889                (4)           1,015
  Legal expenses                                                 47              136                                183
                                                         ----------       ----------       ------------         -------

          Total                                                 407           23,557            (2,216)          21,748
                                                         ----------       ----------       ------------         -------

INCOME BEFORE INCOME TAX PROVISION                            1,931            3,135                              5,066

INCOME TAX PROVISION                                                           1,258                              1,258
                                                         ----------       ----------       ------------         -------

NET INCOME                                               $    1,931       $    1,877       $         -          $ 3,808
                                                         ==========       ==========       ============         =======

NET INCOME PER SHARE                                     $      .34       $      .33                            $   .66
                                                         ==========       ==========                            =======

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                      5,763,257        5,763,257                          5,763,257
                                                         ==========       ==========                            =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997             1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  7,708        $  2,027
  Securities available for sale (at fair value)                           5,609           2,612
  Securities held to maturity (at cost)                                                   4,463
  Amounts held on deposit for Thoroughbred horse owners                     471
  Accounts receivable (net of allowance for doubtful accounts of
     $77 in 1997 and 1996)                                                1,269             527
  Prepaid expenses                                                          160             525
                                                                       --------        --------
          Total current assets                                           15,217          10,154
                                                                       --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                    1,851             691
  Land held for sale                                                      3,604           3,083
  Racing plant                                                           24,301          24,177
  Tennis facility held for sale                                             308             308
  Equipment and leasehold improvements                                   11,248          11,032
                                                                       --------        --------

          Total                                                          41,312          39,291

  Accumulated depreciation and amortization                             (22,512)        (22,092)
                                                                       --------        --------

          Property, plant and equipment - net                            18,800          17,199
                                                                       --------        --------

OTHER ASSETS (net of accumulated amortization of
  $1,374 in 1997 and 1996)                                                  102              96
                                                                       --------        --------

DEFERRED INCOME TAXES                                                       227             227
                                                                       --------        --------

TOTAL ASSETS                                                           $ 34,346        $ 27,676
                                                                       ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  3,424        $  1,328
  Accrued liabilities                                                     2,959           1,983
  Note payable                                                            2,900           2,900
  Accrued purses                                                            884
  Due to Thoroughbred horse owners                                          471
                                                                       --------        --------

          Total current liabilities                                      10,638           6,211
                                                                       --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                                 116             116
  Additional paid in capital                                             18,385          18,385
  Retained earnings                                                       3,884           1,750
  Unrealized gain on securities available for sale                        1,323           1,214
                                                                       --------        --------

          Total stockholders' equity                                     23,708          21,465
                                                                       --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 34,346        $ 27,676
                                                                       ========        ========

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                 BAY MEADOWS
                                  CALIFORNIA      OPERATING
                                   JOCKEY        COMPANY AND
                                    CLUB         SUBSIDIARY    ELIMINATIONS     COMBINED

Balance at January 1, 1997          $19,781       $ 1,684                       $ 21,465

Net income                            1,019         1,115                          2,134
Unrealized gain on securities
  available for sale                    109                                          109
                                    -------       -------                        -------

Balance at March 31, 1997           $20,909       $ 2,799                        $23,708
                                    =======       =======                        =======



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

SEPARATE AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1996
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                 BAY MEADOWS
                                   CALIFORNIA     OPERATING
                                    JOCKEY       COMPANY AND
                                     CLUB        SUBSIDIARY    ELIMINATIONS     COMBINED

Balance at January 1, 1996          $21,878       $ 1,229                       $ 23,107

Net income                            1,931         1,877                          3,808
Unrealized gain on securities
  available for sale                    338                                          338
                                    -------       -------                        -------

Balance at March 31, 1996           $24,147       $ 3,106                        $27,253
                                    =======       =======                        =======


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND
BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      1997          1996
OPERATING ACTIVITIES:
  Net income                                                        $ 2,134        $ 3,808
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       420            396
    Changes in operating assets and liabilities:
      Accounts receivable                                              (742)           960
      Amounts held on deposit for Thoroughbred horse owners            (471)         3,054
      Income taxes receivable and payable                               520          1,165
      Prepaid expenses and other current assets                         359           (153)
      Accounts payable                                                2,096         (1,832)
      Accrued liabilities                                               456            340
      Accrued purses                                                    884           (465)
      Due to Thoroughbred horse owners                                  471         (3,054)
      Uncashed pari-mutuel tickets and vouchers                           0         (4,381)
                                                                    -------        -------

          Net cash provided by (used in) operating activities         6,127           (162)
                                                                    =======        =======

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                            (2,000)        (3,638)
  Maturities of securities held to maturity                           3,575          3,375
  Purchase of property, plant and equipment                          (2,021)          (753)
                                                                    -------        -------

          Net cash used in investing activities                        (446)        (1,016)
                                                                    -------        -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      5,681         (1,178)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,027          7,307
                                                                    -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 7,708        $ 6,129
                                                                    =======        =======





See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                    MARCH 31,      DECEMBER 31,
                                                                      1997            1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  3,323        $  1,138
  Securities available for sale (at fair value)                        5,609           2,612
  Securities held to maturity (at cost)                                    0           4,463
  Accounts receivable                                                      8              36
  Receivable from Bay Meadows Operating Company                        1,458           2,332
  Prepaid expenses                                                         0               3
                                                                    --------        --------

          Total current assets                                        10,398          10,584
                                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                 1,851             691
  Land held for sale                                                   3,604           3,083
  Racing plant                                                        24,301          24,177
  Tennis facility held for sale                                          308             308
  Equipment                                                              460             460
                                                                    --------        --------

          Total                                                       30,524          28,719

  Accumulated depreciation                                           (16,168)        (15,929)
                                                                    --------        --------

          Property, plant and equipment - net                         14,356          12,790
                                                                    --------        --------

TOTAL ASSETS                                                        $ 24,754        $ 23,374
                                                                    ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    150        $    184
  Accrued liabilities                                                    795             509
  Note payable                                                         2,900           2,900
                                                                    --------        --------

          Total current liabilities                                    3,845           3,593
                                                                    --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, authorized 10,000,000 shares;
    issued and outstanding 5,763,257 shares                               58              58
  Additional paid in capital                                          17,597          17,597
  Retained earnings                                                    1,931             912
  Unrealized gain on securities available for sale                     1,323           1,214
                                                                    --------        --------

          Total stockholders' equity                                  20,909          19,781
                                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 24,754        $ 23,374
                                                                    ========        ========


See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      1997          1996

OPERATING ACTIVITIES:
  Net income                                                        $ 1,019        $ 1,931
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                        239            230
    Changes in operating assets and liabilities:
      Accounts receivable                                                28             (1)
      Receivable from Bay Meadows Operating Company                     874         (1,439)
      Prepaid expenses and other assets                                   3              0
      Accounts payable                                                  (34)            43
      Accrued liabilities                                               286            (27)
                                                                    -------        -------

          Net cash provided by operating activities                   2,415            737
                                                                    -------        -------

INVESTING ACTIVITIES:
  Purchase of securities held to maturity                            (2,000)        (3,638)
  Maturities of securities held to maturity                           3,575          3,375
  Purchase of property, plant and equipment                          (1,805)          (116)
                                                                    -------        -------

          Net cash used in investing activities                        (230)          (379)
                                                                    -------        -------


INCREASE IN CASH AND CASH EQUIVALENTS                                 2,185            358

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,138            989
                                                                    -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 3,323        $ 1,347
                                                                    =======        =======





See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                               1997            1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $  4,385        $    889
  Amounts held on deposit for Thoroughbred horse owners                                           471               0
  Accounts receivable (net of allowance for doubtful accounts of $77 in 1997 and 1996)          1,261             491
  Prepaid expenses and other current assets                                                       160             522
                                                                                             --------        --------

          Total current assets                                                                  6,277           1,902
                                                                                             --------        --------

PROPERTY, PLANT AND EQUIPMENT:
  Equipment and leasehold improvements                                                         10,788          10,572
  Accumulated depreciation and amortization                                                    (6,344)         (6,163)
                                                                                             --------        --------

          Property, plant and equipment - net                                                   4,444           4,409
                                                                                             --------        --------

OTHER ASSETS (net of accumulated amortization of $1,374 in 1997 and 1996)                         102              96
                                                                                             --------        --------

DEFERRED INCOME TAXES                                                                             227             227
                                                                                             --------        --------

TOTAL ASSETS                                                                                 $ 11,050        $  6,634
                                                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                           $  3,274        $  1,144
  Accrued liabilities                                                                           2,164           1,474
  Accrued purses                                                                                  884               0
  Due to Thoroughbred horse owners                                                                471               0
  Payable to California Jockey Club                                                             1,458           2,332
                                                                                             --------        --------

          Total current liabilities                                                             8,251           4,950
                                                                                             --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock .01 par value authorized 10,000,000 shares; issued and outstanding:
  5,763,257 shares                                                                                 58              58
  Additional paid in capital                                                                      788             788
  Retained earnings                                                                             1,953             838
                                                                                             --------        --------

          Total stockholders' equity                                                            2,799           1,684
                                                                                             --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 11,050        $  6,634
                                                                                             ========        ========



See Notes to Financial Statements.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      1997           1996
OPERATING ACTIVITIES:
  Net income                                                        $ 1,115        $ 1,877
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                       181            166
    Changes in operating assets and liabilities:
      Accounts receivable                                              (770)           961
      Amounts held on deposit for Thoroughbred horse owners            (471)         3,054
      Income taxes receivable and payable                               520          1,165
      Prepaid expenses and other assets                                 356           (153)
      Accounts payable                                                2,130         (1,875)
      Accrued liabilities                                               170            367
      Accrued purses                                                    884           (465)
      Due to Thoroughbred horse owners                                  471         (3,054)
      Payable to California Jockey Club                                (874)         1,439
      Uncashed pari-mutuel tickets and vouchers                           0         (4,381)
                                                                    -------        -------

          Net cash provided by (used in) operating activities         3,712           (899)
                                                                    -------        -------

INVESTING ACTIVITIES -  Purchase of
  property, plant and equipment                                        (216)          (637)
                                                                    -------        -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,496         (1,536)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        889          6,318
                                                                    -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 4,385        $ 4,782
                                                                    =======        =======



See Notes to Financial Statements.

CALIFORNIA JOCKEY CLUB AND BAY MEADOWS
OPERATING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements include condensed unaudited financial statements of California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company ("Bay Meadows") on a combined basis and for each company individually. All significant affiliate and intercompany balances and transactions have been eliminated on the combined financial statements. The accompanying condensed unaudited financial statements should be read in conjunction with the companies' 1996 Annual Report. Net income per share is computed as net income divided by weighted average shares outstanding. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

      In the opinion of management, all adjustments (consisting of only recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for Cal Jockey and Bay Meadows individually, have been included in the financial statements. The results of operations for the three months ended March 31, 1997, are not indicative of the results that may be expected for the year ending December 31, 1997, because of the seasonal nature of the operations.

2.    NEW ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basis EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The Companies do not anticipate the effect of the adoption of SFAS 128 on earnings per share to be material.

3.    PROPOSED MERGER AGREEMENT

      On October 31, 1996, Cal Jockey and Bay Meadows entered into a merger agreement with Patriot American Hospitality, Inc. ("Patriot"). The acquisition agreement was approved unanimously by the Boards of Patriot, Cal Jockey, and Bay Meadows and is subject to approval by the shareholders of each of Patriot, Cal Jockey and Bay Meadows. The parties, together with Patriot American Hospitality Partnership, L.P., a limited partnership (the "Patriot Partnership"), thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties.

      Pursuant to the Merger Agreement, Patriot will merge with and into Cal Jockey, with Cal Jockey being the surviving company. In connection with the Merger, Cal Jockey's name will be changed to "Patriot American Hospitality, Inc." ("New Patriot REIT") and Bay Meadows' name will be changed to "Patriot American Hospitality Operating Company" ("New Patriot Operating Company"). The shareholders of Cal Jockey and Bay Meadows will have the option either to tender each of their paired shares for $33.00 in cash or to retain their paired shares, which will then remain outstanding after the Merger and will represent the same number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock.


ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that realistically could cause actual results to differ materially from those in the forward-looking statements are set forth below and include the following: nonconsummation of the Merger Agreement, Agreement of Purchase and Sale dated May 31, 1995 between Property Resources, Inc. and Cal Jockey, as amended (the "Franklin Agreement") or Agreement of Purchase and Sale, dated December 1995, with Iacocca & Associates, Inc., as amended (the "Iacocca Agreement"), failure to secure the necessary governmental approvals to construct new stalls at the Racecourse, as well as the risk factors set forth in this Item 2.

THE PATRIOT TRANSACTION

On October 31, 1996, Cal Jockey and Bay Meadows entered into a merger agreement (the "October 31, 1996 Agreement") with Patriot American Hospitality, Inc. ("Patriot"). The parties, together with Patriot American Hospitality Partnership, L.P., a limited partnership (the "Patriot Partnership"), thereafter entered into an Agreement and Plan of Merger, dated as of February 24, 1997 (the "Merger Agreement"), which by its terms supersedes the October 31, 1996 Agreement and more fully details the transactions to be consummated by the parties. The Merger Agreement was approved unanimously by the Boards of Patriot, Cal Jockey and Bay Meadows and is subject to approval by the shareholders of each of Patriot, Cal Jockey and Bay Meadows.


Pursuant to the Merger Agreement, Patriot will merge with and into Cal Jockey (the "Merger"), with Cal Jockey being the surviving company. In connection with the Merger, Cal Jockey's name will be changed to "Patriot American Hospitality, Inc." ("New Patriot REIT") and Bay Meadows' name will be changed to "Patriot American Hospitality Operating Company" ("New Patriot Operating Company"). Patriot stockholders will be entitled to receive for each share of common stock, no par value per share, of Patriot ("Patriot Common Stock") held by them at the effective time of the Merger, as adjusted as a result of the two-for-one split of Patriot stock announced in February 1997, 0.519 shares of common stock, par value $.01 per share, of New Patriot REIT ("New Patriot REIT Common Stock") and
0.519 shares of common stock, par value $.01 per share, of New Patriot Operating Company ("New Patriot Operating Company Common Stock") (subject to certain REIT qualification requirements), which shares will be paired and transferable only as a single unit. In addition, each outstanding Paired Share which is not tendered pursuant to the joint self tender offer of Cal Jockey and Bay Meadows (as described below), will remain outstanding after the Merger and will, without any action on the part of the stockholders of Cal Jockey and Bay Meadows, represent the same number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock.

In connection with the Merger, Bay Meadows will form an operating partnership (the "New Patriot Operating Partnership") into which Bay Meadows will contribute its assets in exchange for limited partnership units of the New Patriot Operating Partnership, and Cal Jockey will contribute certain of its assets to the Patriot Partnership in exchange for limited partnership units of the Patriot Partnership. Upon completion of the Merger and the transactions contemplated by the Merger Agreement (the "Related Transactions"), substantially all of the operations of New Patriot REIT and New Patriot Operating Company will be conducted through their respective operating partnerships. The Board of Directors of each of Patriot, Cal Jockey and Bay Meadows has approved the October 31, 1996 Agreement, the Merger Agreement and the Related

Transactions, including, without limitation, the Merger, the Subscription (as hereinafter defined), the issuance of up to approximately 30,500,000 shares of Cal Jockey Common Stock and 30,500,000 shares of Bay Meadows Common Stock, the contribution of the assets of Bay Meadows to the New Patriot Operating Partnership and the contribution of certain of the assets of Cal Jockey to the Patriot Partnership.

THE SUBSCRIPTION. By operation of the Merger, each issued and outstanding share of Patriot Common Stock will be converted into the right to receive 0.519 shares of New Patriot REIT Common Stock subject to certain REIT qualification requirements described below. The Patriot Partnership will, in connection with the Merger, subscribe (the "Subscription") for shares of Bay Meadows Common Stock (which in connection with the Merger will become New Patriot Operating Company Common Stock) (the "Subscribed Shares") in an amount equal to the number of shares of New Patriot REIT Common Stock that will be issued to Patriot stockholders in the Merger. Immediately prior to the Merger, the Patriot Partnership will fund the Subscription and Patriot and the Patriot Partnership will designate the Patriot stockholders as the recipients of the Subscribed Shares, in compliance with the Pairing Agreement, on the basis of 0.519 Subscribed Shares for each share of Patriot Common Stock outstanding at the Effective Time, subject to certain REIT qualification requirements described below. The result of the Merger and the Subscription will be that Patriot stockholders will have the right to receive 0.519 shares of New Patriot REIT Common Stock and 0.519 shares of New Patriot Operating Company Common Stock, subject to certain REIT qualification requirements described below, for each share of Patriot Common Stock held by them at the Effective Time, which shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock will be paired and transferable only as a single unit.

So that New Patriot REIT will continue to qualify and maintain REIT status, the Amended and Restated Certificates of Incorporation of New Patriot REIT and New Patriot Operating Company (the "Restated Charters") will provide that no person or entity may own, or be deemed to own by virtue of certain attribution rules of the Code, in excess of 9.8% (the "Ownership Limit") of the total outstanding shares of any class or series of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock or preferred stock of New Patriot REIT or New Patriot Operating Company. If any holder of Patriot Common Stock would receive in the Merger and the Subscription a number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock which would cause such holder or any other person or entity to own, or be deemed to own, paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock in excess of the Ownership Limit, then such holder shall acquire no right or interest in such number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock that would cause such holder or any other person or entity to exceed the Ownership Limit, but such holder shall, in lieu of receiving those paired shares which would cause the Ownership Limit to be exceeded (the "Excess Paired Shares"), have the right to be paid by New Patriot REIT an amount in cash for such Excess Paired Shares equal to the product of the fair market value per Excess Paired Share multiplied by the number of such Excess Paired Shares.

THE SELF TENDER OFFER. In connection with the Merger, Cal Jockey and Bay Meadows will commence a joint self tender offer (the "Offer") to purchase for cash at a combined price of $33.00 per Paired Share up to that percentage of the issued and outstanding Paired Shares of Cal Jockey Common Stock and Bay Meadows Common Stock (subject to certain REIT qualification requirements) such that upon consummation of the Merger the stockholders of Cal Jockey and Bay Meadows prior to the Merger will own at least 1.0% of the paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock. The obligation of Cal Jockey and Bay Meadows to accept for payment and pay for their respective portion of the Paired Shares validly tendered and not withdrawn pursuant to the Offer will be subject to the satisfaction or waiver of the conditions to the Merger Agreement and the Merger becoming effective pursuant to the General Corporation Law of the State of Delaware and the Virginia Stock Corporation Act. The purpose of the Offer is to permit the holders of Paired Shares of Cal Jockey Common Stock and Bay Meadows Common Stock to receive cash in the amount of $33.00 per Paired Share if such holders do not wish to become holders of the paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock after the Merger. On the fifth business day following the date Cal Jockey and Bay Meadows publicly announce that all of the conditions to the Merger Agreement have been satisfied or waived, the Offer will expire and the acceptance for payment of the validly tendered Paired Shares will occur. In the event the Merger Agreement is terminated in accordance with its terms, the Offer will simultaneously terminate. On May 1, 1997, the closing price of the Paired Shares on the AMEX was $41.00.

FINANCING THE OFFER. Patriot will provide Cal Jockey and Bay Meadows with the funds necessary to satisfy their payment obligations under the Offer by borrowing the necessary amounts under its financing sources.

CONDITIONS TO THE MERGER AND THE OFFER. Consummation of the Merger and the
Offer is subject to various conditions (which must be satisfied or waived), including: (i) approval of a proposal to adopt the Merger Agreement and the Related Transactions, by the holders of two-thirds of the outstanding shares of Patriot Common Stock, by the holders of a majority of the outstanding shares of Cal Jockey Common Stock and by the holders of a majority of the outstanding shares of Bay Meadows Common Stock; (ii) approval of a proposal to amend and restate the Certificate of Incorporation of Cal Jockey and the Bylaws of Cal Jockey by the holders of a majority of the outstanding shares of Cal Jockey Common Stock; and (iii) approval of a proposal to amend and restate the Certificate of Incorporation of Bay Meadows and the Bylaws of Bay Meadows by the holders of a majority of the outstanding shares of Bay Meadows Common
Stock. These proposals are currently expected to be voted on at special meetings to be held by the parties in June 1997. Although each of the aforementioned proposals will be voted on separately, because each of the proposals is a condition to closing, if any of the proposals is not adopted, the parties will not be required to consummate the Offer, the Merger or any of the Related Transactions. Prior to consummation of the Merger, Cal Jockey will distribute to its stockholders a dividend in the amount of $0.10 per Paired Share plus the amount per Paired Share equal to the proceeds generated from the sale of Cal Jockey's 100,000 shares of Santa Anita Realty Enterprises, Inc. stock, less the original purchase price for this stock, divided by the number of Paired Shares outstanding. There can be no assurances that the proposal conditions or other conditions to consummation of the Merger will be satisfied or waived.

SALE TO PAINEWEBBER. Patriot and PaineWebber Incorporated ("PaineWebber") have entered into an agreement that following the close of the Merger, an affiliate of PaineWebber will purchase substantially all of the land of Cal Jockey, including the land subject to the Franklin Agreement and Iacocca Agreement, for a purchase price of $78.05 million. New Patriot REIT would retain ownership of the improvements located on the land. Simultaneously with the consummation of such purchase, the PaineWebber affiliate and New Patriot REIT would enter into a ground lease covering that portion of land on which the Racecourse is situated for a term of seven years. New Patriot REIT would then sublease the Racecourse land and related improvements to New Patriot Operating Company.

GENERAL

Bay Meadows Operating Company ("Bay Meadows") has been allocated 104 racing days for the year ending December 31, 1997 versus 115 racing days for 1996. Of these racing days, Bay Meadows conducted 44 days of racing in the three months ended March 31, 1997 versus 63 days in the same period in 1996. Historically, Bay Meadows and California Jockey Club have derived a major portion of their revenues from the racing meet.

CALIFORNIA JOCKEY CLUB

Results of Operations: Quarter Ended March 31, 1997
Compared with Quarter Ended March 31, 1996

Total revenues for California Jockey Club ("Cal Jockey") decreased $564,000 (24%) for the three months ended March 31, 1997, compared to the same period in the prior year. Rental income derived from the leasing of its racing facility is based on Bay Meadows' racing revenues and decreased $552,000 as a result of 19 less racing days in the first three months of 1997 than in the same period in 1996.

Total costs and expenses for the three months ended March 31, 1997, increased $348,000 (86%), primarily as a result of merger related costs including legal expenses, the proxy filing fee and the interest expense on the note payable to Patriot.

Liquidity and Capital Resources

During the first three months of 1997, Cal Jockey's primary sources of capital were from proceeds of maturing securities and operating activities. Net cash provided by operating activities was $2,415,000, consisting primarily of net income excluding depreciation of $1,019,000, and a decrease in receivables from Bay Meadows. Receivables from Bay Meadows decreased primarily due to amounts related to the rental of the racing facility. Net cash used in investing activities was $230,000, consisting of net proceeds of $1,575,000 on securities held to maturity, offset by purchases of $1,805,000 in property, plant and equipment.

Cash and cash equivalents increased to $3,323,000 at March 31, 1997 from $1,138,000 at December 31, 1996. This increase was the result of rental payments received from Bay Meadows. Cal Jockey's financial condition and results of operations are affected by Bay Meadows' lease payments which are in turn affected by Bay Meadows' racing operations. During the first quarter of 1997, there were 19 less racing days than in the first quarter of 1996. In 1997, Bay Meadows has been allocated 11 less racing days than in 1996. This is expected to negatively impact revenues and profitability for 1997.

During the first quarter of 1997, Cal Jockey sold certain securities classified as Held to Maturity in order to meet its obligations. Accordingly, all remaining securities classified as Held to Maturity were reclassified as Available for Sale.

Cal Jockey has guaranteed a $2,500,000 bank line of credit for Bay Meadows that expires on February 1, 1998. As of March 31, 1997, there were no borrowings outstanding on this line of credit.

Cal Jockey anticipates that funds generated internally and its cash reserves will be sufficient to meet its liquidity requirements for the foreseeable future.

BAY MEADOWS OPERATING COMPANY AND SUBSIDIARIES

Results of Operations:  Quarter Ended March 31, 1997
Compared with Quarter Ended March 31, 1996

Total revenues decreased $6,191,000 (23%) for the three months ended March 31, 1997, compared with the same period in 1996. This was due to a decrease in pari-mutuel revenues of $5,734,000. Pari-mutuel revenues decreased primarily due to 19 fewer racing days in the first three months of 1997 than in the same period in 1996. Admissions, program, parking and other racing income decreased $309,000 due to the same factors affecting pari-mutuel revenues. Concession sales increased $208,000 as a result of Bay Meadows operating Turf Club concessions previously outsourced to a third party. Interest income decreased due to lower investment balances.

Total costs and expenses decreased $4,919,000 (21%) for the three months ended March 31, 1997, compared with the same period in the prior year. This was primarily due to decreases in expenses associated with lower operating revenues, including (i) purses and incentive awards ($2,394,000), (ii) commissions paid to guest locations ($510,000), (iii) direct operating costs ($1,463,000), (iv) racing facility rental ($552,000) and (v) marketing ($146,000).

Liquidity and Capital Resources

Cash and cash equivalents increased to $4,385,000 at March 31, 1997 from $889,000 at December 31, 1996. Net cash provided by operating activities was $3,712,000, consisting primarily of net income excluding depreciation of $1,115,000, $2,130,000 increase in accounts payable, $884,000 increase in accrued purses, $471,000 increase in amounts due to Thoroughbred horse owners offset by a decrease in accounts receivable of $770,000, decrease in amounts due to Cal Jockey of $874,000 and decrease of $471,000 in amounts held on deposit for Thoroughbred horse owners. Net cashed used in investing was $216,000 for the purchase of property, plant and equipment.

As of March 31, 1997, Bay Meadows' current liabilities exceeded its current assets by $1,974,000. The current ratio (current assets to current liabilities) was .76 to 1 at March 31, 1997, compared to .38 to 1 at December 31, 1996.

Bay Meadows is dependent on Cal Jockey's assistance in securing a bank line of credit for its working capital needs throughout the year. Bay Meadows received a signed commitment from Cal Jockey to guarantee a $2,500,000 bank line of credit. Bay Meadows obtained this bank line of credit on March 10, 1997, and it is available through February 1, 1998. As of March 31, 1997, there were no borrowings outstanding on this line of credit. Bay Meadows anticipates that it may be required to borrow or seek an alternative sources of funds to ensure liquidity after that date if the transaction with Patriot is not consummated.

RISK FACTORS

REAL ESTATE INVESTMENT RISKS

GENERAL RISKS

Cal Jockey's investments will be subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of Cal Jockey's real estate investments and Cal Jockey's income and ability to make distributions to its stockholders will be dependent upon the ability of Cal Jockey to manage its real property in a manner sufficient to maintain or increase revenues and to generate sufficient income in excess of operating expenses. Income from investments may be adversely affected by changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, changes in interest rates, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, adverse changes in zoning laws, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war and other factors which are beyond the control of Cal Jockey.

VALUE AND ILLIQUIDITY OF REAL ESTATE

Real estate investments are relatively illiquid. The ability of Cal Jockey to vary its portfolio in response to changes in economic and other conditions will therefore be limited. If Cal Jockey must sell an investment, there can be no assurance that Cal Jockey will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of Cal Jockey's investment.

PROPERTY TAXES

Cal Jockey's and Bay Meadows' racing facilities are subject to real property taxes. The real property taxes on the racing facilities in which Cal Jockey invests may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. If property taxes increase as a result of such reappraisals or reassessments, Cal Jockey's ability to make expected distributions to its stockholders could be adversely affected.

POTENTIAL RISKS RELATED TO ENTITLEMENTS FOR FRANKLIN AGREEMENT AND IACOCCA AGREEMENT

Pursuant to the Franklin Agreement and the Iacocca Agreement, Cal Jockey has agreed to sell approximately 33 acres of the stable area and the entire approximately 40 acre training track area for purchase prices of approximately $21 million and $31 million, respectively. In addition Cal Jockey and the buyers are responsible for a portion of various off-site improvements. As a condition to consummation of the land sale transactions contemplated by the Franklin Agreement and the Iacocca Agreement, Cal Jockey is required to secure certain planning, land use, and zoning entitlements from the City of San Mateo in connection with the development of the subject properties (the "Entitlements"). Cal Jockey also is required to obtain final certification of an Environmental Impact Report analyzing the environmental effects (such as impacts on traffic flow, air quality, and growth inducement) of the contemplated developments (the "EIR"). On April 22, 1997, the City of San Mateo City Council approved the Entitlements and certified the EIR. Such approval and certification are subject to possible appeal by citizens and neighborhood or other groups. If such appeal is commenced, significant delays in the development process could occur. Any such delay could affect the obligations of the buyers to consummate the purchase of the stable area and the training track area. In addition, both the Franklin Agreement and the Iacocca Agreement require as a condition to the buyers' obligations to consummate the sale transactions, that Cal Jockey secure a development agreement vesting the rights of the buyers to develop the property subject to the conditions of approval. While a draft of such agreement has been submitted to the City of San Mateo, city officials have not yet indicated whether the City of San Mateo will agree to execute such a development agreement. A failure of the City of San Mateo to agree to such a development agreement could give rise to rights of termination of the Franklin Agreement and the Iacocca Agreement by the respective buyers.

REIT TAX RISKS

Dependence on Qualification as a REIT Cal Jockey operates in a manner designed to permit it to qualify as a REIT for federal income tax purposes, but no assurance can be given that Cal Jockey will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. Qualification as a REIT also involves the determination of various factual matters and circumstances not entirely within Cal Jockey's control. In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Cal Jockey, however, is not aware of any currently pending tax legislation that would adversely affect the ability of Cal Jockey to continue to qualify as a REIT.

If Cal Jockey were to fail to qualify as a REIT, Cal Jockey would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, Cal Jockey also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of Cal Jockey available for distribution to stockholders because of the additional tax liability to Cal Jockey for the year or years involved. In addition, distributions would no longer be required to be made.

HORSE RACING INDUSTRY RISKS

REGULATION OF GAMING OPERATIONS

Bay Meadows' pari-mutuel wagering operations are contingent upon the continued governmental acceptance of such operations as forms of legalized gambling. As a form of gambling, pari-mutuel wagering is subject to extensive licensing and regulatory control by the CHRB and other California authorities. These regulatory authorities have broad powers with respect to the licensing of gaming operations, and may revoke, suspend, condition or limit the gaming operations of Bay Meadows. Any such change in regulations may have a material adverse effect on Bay Meadows' financial condition and results of operations.

STABLE AREA

Bay Meadows' operations are conducted at the Racecourse, a single facility in San Mateo, California. Cal Jockey has agreed to sell the stable area of the Racecourse pursuant to the Franklin Agreement. The purchaser of the Stable Area has indicated its intention to tear down the existing stables. Bay Meadows has publicly proposed a plan for the construction of 900 on-site stalls replacing the stalls to be torn down and Patriot has indicated its support for this plan. The cost for the construction of such stalls together with various other improvements is estimated to be between approximately $11 million and $13 million. There can be no assurances that Bay Meadows or Cal Jockey will obtain in a timely fashion the necessary final governmental approvals to construct such stalls. Patriot has indicated that following consumation of the Merger it will pay the costs associated with the construction of these stalls.

Further, any prolonged suspension of operations at the facility due to destruction of or material damage to the facility or for other reasons could have a material adverse effect on Bay Meadows' financial condition and results of operations. Bay Meadows intends to maintain property and business interruptions insurance to protect against such types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild its facilities in such event or to compensate Bay Meadows for losses incurred during the period of any such disruption.

DEPENDENCE ON RELATIONSHIP WITH OWNERS AND TRAINERS ASSOCIATIONS

Bay Meadows' Thoroughbred horse racing operations requires it to maintain good working relationships with the Thoroughbred Owners of California (the "Owners Association"), the organization recognized by the CHRB as representing owners of Thoroughbred participating in horse racing meets at the Racecourse, and the California Horsemen's Benevolent and Protective Association (the "Trainers Association"), the organization recognized by the CHRB as representing trainers. If Bay Meadows is unable to continue its present relationships with the Owners Association or the Trainers Association or finds itself unable to attract a sufficient number of horses to its live horse race meets, such events could have a material adverse effect on Bay Meadows' financial condition and results of operations.

COMPETITION

Thoroughbred horse racing, and gaming generally, are competitive industries. Bay Meadows competes in regional markets with other horse race courses, off-track betting, state-run lotteries and Indian reservation gaming. Many of these competitors have resources that exceed those of Bay Meadows. Bay Meadows also competes locally with other sporting and entertainment businesses. Approval of legislation legalizing casinos and other forms of gaming or expansion of gaming at Indian reservations could increase competition for Bay Meadows in the future and could have a material adverse effect on Bay Meadows' financial condition and results of operations. Also, Bay Meadows may face increasing competition from businesses accepting wagers by telephone and via the Internet.

DECLINES IN ON-TRACK ATTENDANCE

Many race tracks across the nation are experiencing declines in on-track attendance. There can be no assurance that Bay Meadows will not experience further declines in on-track attendance, which declines could have a material adverse effect on its results of operations.

                           PART II: OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              Status of the Master Lease

              The Master Lease Agreement pursuant to which Bay Meadows leased the Racecourse Properties from Cal Jockey expired on March 31, 1996. Cal Jockey and Bay Meadows have had discussions regarding the extension of the Master Lease Agreement. The companies now have conflicting views concerning the existence of any Master Lease Agreement extension. Cal Jockey believes that no lease exists and that Bay Meadows is a tenant at will paying rent at the rate in the prior Master Lease Agreement. Bay Meadows believes that the Master Lease Agreement has been extended for an additional three years with a ten percent increase in rent but otherwise substantially on the same terms as the previous lease. Bay Meadows has, however, continued to pay rent at a rental rate equivalent to that contained in the expired lease agreement through the first quarter of 1997. No amounts for additional rent, if any, have been accrued at March 31, 1997. In the event that the Companies reach a reconciliation on any lease extension, retroactive changes in the rental amounts, if any, will be recorded in the period that such reconciliation occurs. No assurances can be given concerning the possible effects that the ultimate resolution of this matter will have on the future operations of the Companies.

              Stock Option Plan

              Bay Meadows has granted options for 162,000 paired shares to persons who are or were Bay Meadows Officers and Employees. Bay Meadows maintains that Cal Jockey has agreed to and is obligated to provide stock options to Bay Meadows for the purchase of 162,000 shares of Cal Jockey stock to match the options granted by Bay Meadows. Cal Jockey has acknowledged agreement to provide options to purchase 107,500 shares of Cal Jockey stock to back up the option grants by Bay Meadows. The difference relates to options for paired shares which Bay Meadows granted to certain Bay Meadows Officers and Employees in 1996. In order to show the greatest possible dilution, the above disclosures assume that the options were granted by both Companies. However, there has been no resolution of this difference and no determination has been made as to the possible effects, which could be material, of the ultimate resolution of this uncertainty on the accompanying financial statements if is determined that the options for all or a portion of the difference were not granted in 1996 by Cal Jockey.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

              10.1 Indemnification Agreement between Bay Meadows Operating Company and F. Scott Gross dated January 3, 1997.

              10.2 Business Loan Agreement between Bay Meadows Operating Company and Bank of America National Trust and Savings Association dated as of March 10, 1997.

              10.3 Continuing Guaranty of California Jockey Club to Bank of America National Trust and Savings Association dated as of February 20, 1997.

              27.1          Combined Financial Data Schedule.

              27.2          Bay Meadows Operating Company Financial Data
                            Schedule.

              27.3          California Jockey Club Financial Data Schedule.

              (b) Reports on Form 8-K

                  On March 3, 1997, Cal Jockey and Bay Meadows filed a report on Form 8-K disclosing pursuant to Item 5 that the Companies had entered an Agreement and Plan of Merger with Patriot American Hospitality, Inc. and Patriot American Hospitality Partnership, L.P. on February 24, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DATED:  May 9, 1997





                              CALIFORNIA JOCKEY CLUB



                              /s/  James M. Harris
                              ------------------------------------------
                              James M. Harris
                              President, Treasurer and Secretary
                              (Principal Executive and Financial Officer)



                              BAY MEADOWS OPERATING COMPANY



                              /s/  F. Jack Liebau
                              ------------------------------------------
                              F. Jack Liebau
                              President and Chief Executive Officer
                              (Principal Executive Officer)