Form 10-Q/A
period 1997-03-31
BAY MEADOWS OPERATING CO; CALIFORNIA JOCKEY CLUB
filed 1997-05-16
CIK 715273, 16343

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

      Pursuant to the Merger Agreement, Patriot will merge with and into Cal Jockey, with Cal Jockey being the surviving company. In connection with the Merger, Cal Jockey's name will be changed to "Patriot American Hospitality, Inc." ("New Patriot REIT") and Bay Meadows' name will be changed to "Patriot American Hospitality Operating Company" ("New Patriot Operating Company"). The shareholders of Cal Jockey and Bay Meadows will have the option either to tender each of their paired shares for $33.00 in cash prior to consumation of the Merger or to retain their paired shares, which will then remain outstanding after the Merger and will represent the same number of paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock.


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


THE SELF TENDER OFFER. In connection with the Merger, Cal Jockey and Bay Meadows will commence a joint self tender offer (the "Offer") to purchase for cash at a combined price of $33.00 per Paired Share up to that percentage of the issued and outstanding Paired Shares of Cal Jockey Common Stock and Bay Meadows Common Stock (subject to certain REIT qualification requirements) such that upon consummation of the Merger the stockholders of Cal Jockey and Bay Meadows prior to the Merger will own at least 1.0% of the paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock. The obligation of Cal Jockey and Bay Meadows to accept for payment and pay for their respective portion of the Paired Shares validly tendered and not withdrawn pursuant to the Offer will be subject to the satisfaction or waiver of the conditions to the Merger Agreement. The purpose of the Offer is to permit the holders of Paired Shares of Cal Jockey Common Stock and Bay Meadows Common Stock to receive cash in the amount of $33.00 per Paired Share if such holders do not wish to become holders of the paired shares of New Patriot REIT Common Stock and New Patriot Operating Company Common Stock after the Merger. On the fifth business day following the date Cal Jockey and Bay Meadows publicly announce that all of the conditions to the Merger Agreement have been satisfied or waived, the Offer will expire and all validly tendered Paired Shares will be accepted for payment. The number of validly tendered Paired Shares which Cal Jockey and Bay Meadows may accept for payment, however, is subject to reduction if as a result of the Offer any person or entity would own, or would be deemed to own by virtue of certain attribution provisions of the Code, outstanding Paired Shares in excess of the Ownership Limit upon consummation of the Offer. In such event, the number of Paired Shares tendered in the Offer which may be accepted for payment by Cal Jockey and Bay Meadows shall be reduced pro rata (based on the number of Paired Shares tendered by each tendering stockholder) to the extent necessary to avoid any person or entity owning, or being deemed to own, Paired Shares in excess of the Ownership Limit. In the event the Merger Agreement is terminated in accordance with its terms, the Offer will simultaneously terminate. On May 1, 1997, the closing price of the Paired Shares on the AMEX was $41.00.


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

DATED:  May 15, 1997





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