Form 10-Q
period 1999-06-30
WYNDHAM INTERNATIONAL INC
filed 1999-08-13
CIK 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                         Commission File Number 1-9320

                          WYNDHAM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 94-2878485
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                       1950 Stemmons Freeway, Suite 6001
                              Dallas, Texas 75207
              (Address of principal executive offices) (Zip Code)

                                (214) 863-1000
             (Registrant's telephone number, including area code)

                                      N/A
        (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, as of the close of business on August 12, 1999, was 167,665,527.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Financial Statements
Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
   and December 31, 1998..................................................   3
  Condensed Consolidated Statements of Operations for the three and six
   month periods ended June 30, 1999 and 1998 (unaudited).................   4
  Condensed Consolidated Statements of Cash Flows for the six month
   periods ended June 30, 1999 and 1998 (unaudited).......................   5
  Notes to Condensed Consolidated Financial Statements as of June 30, 1999
   (unaudited)............................................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  23
Item 3. Qualitative and Quantitative Disclosures about Market Risks.......  37
                        PART II--OTHER INFORMATION
Item 1. Legal Proceedings.................................................  38
Item 2. Changes in Securities and Use of Proceeds.........................  41
Item 4. Submission of Matters to Vote of Security Holders.................  42
Item 6. Exhibits and Reports on Form 8-K:
  Exhibits................................................................  43
  Reports on Form 8-K.....................................................  43
Signatures................................................................  44

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       June 30,    December 31,
                                                         1999          1998
                                                      -----------  ------------
                                                      (unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $   158,579   $  123,085
 Restricted cash....................................       93,927       35,869
 Accounts and lease revenue receivable..............      190,600      194,583
 Inventories........................................       22,837       23,583
 Prepaid expenses and other assets..................       42,503       35,346
                                                      -----------   ----------
   Total current assets.............................      508,446      412,466
                                                      -----------   ----------
Investment in real estate and related improvements
 net of accumulated depreciation of $428,831 in 1999
 and $252,580 in 1998...............................    5,495,442    5,585,616
Investment in unconsolidated subsidiaries...........      177,103      146,912
Mortgage notes and other receivables from
 unconsolidated subsidiaries........................        4,744       78,403
Notes and other receivables.........................       28,267       41,334
Management contract costs, net of accumulated
 amortization $20,115 in 1999 and $11,258 in 1998...      128,398      194,014
Leasehold costs, net of accumulated amortization of
 $10,647 in 1999 and $5,989 in 1998.................      137,760      179,922
Trade names and franchise costs, net of accumulated
 amortization of $8,375 in 1999 and
 $6,670 in 1998.....................................      106,217      125,974
Deferred acquisition costs..........................        9,920       16,144
Goodwill and intangibles, net of accumulated
 amortization of $22,451 in 1999 and $20,895 in
 1998...............................................      368,204      553,889
Deferred expenses, net of accumulated amortization
 of $35,819 in 1999 and $29,136 in 1998.............      102,711       37,998
Other assets........................................       42,056       42,998
                                                      -----------   ----------
   Total assets.....................................  $ 7,109,268   $7,415,670
                                                      ===========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..............  $   284,413   $  313,657
 Deposits...........................................       30,901       26,392
 Current portion of borrowings under line of credit,
  term loans, mortgage notes and capital lease
  obligations.......................................      194,673    1,274,918
                                                      -----------   ----------
   Total current liabilities........................      509,987    1,614,967
                                                      -----------   ----------
Borrowings under line of credit facility, term
 loans, mortgage notes and capital lease
 obligations........................................    3,328,839    2,582,603
Deferred income taxes...............................      733,970      123,463
Due to unconsolidated subsidiaries..................          374        7,919
Deferred income.....................................       16,369          174
Minority interest in operating partnerships.........       23,550      253,970
Minority interest in unconsolidated subsidiaries....      193,514      229,537
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  9,550,000 in 1999.................................           96          --
 Preferred stock, $0.01 par value; authorized:
  100,000,000 shares; shares issued and outstanding:
  8,981,886 in 1998.................................          --            90
 Excess stock, $0.01 par value; authorized:
  750,000,000 shares; no shares issued and
  outstanding.......................................          --           --
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  166,304,486 in 1999 and 213,521,647 in 1998.......        1,663        4,270
 Additional paid in capital.........................    3,671,884    3,024,540
 Receivable from shareholders and affiliates........      (16,716)     (16,364)
 Unearned stock compensation, net of accumulated
  amortization of $18,991 in 1999 and
  $13,447 in 1998...................................         (562)      (5,494)
 Unrealized loss on securities available for sale...         (384)      (1,245)
 Unrealized foreign exchange (loss) gain............       (9,641)       2,749
 Accumulated deficit................................   (1,343,675)    (405,509)
                                                      -----------   ----------
   Total shareholders' equity.......................    2,302,665    2,603,037
                                                      -----------   ----------
   Total liabilities and shareholders' equity.......  $ 7,109,268   $7,415,670
                                                      ===========   ==========

           See notes to condensed consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -------------------  --------------------
                                        1999       1998       1999       1998
                                      ---------  --------  ----------  --------
Revenue:
 Hotel revenue......................  $ 628,332  $422,010  $1,267,162  $712,653
 Participating and land lease
  revenue...........................        255    13,505         588    34,070
 Racecourse facility................        --      1,942       4,561    24,991
 Management fee and service fee
  income............................     20,427    22,982      43,218    36,821
 Interest and other income..........      2,139     5,024       6,699     6,734
                                      ---------  --------  ----------  --------
   Total revenue....................    651,153   465,463   1,322,228   815,269
                                      ---------  --------  ----------  --------
Expenses:
 Hotel expenses.....................    450,544   299,021     896,276   499,874
 Racing facility operations.........        --      2,673       3,867    20,857
 General and administrative.........     60,962    20,502     111,358    37,808
 Cost of acquiring leaseholds and
  license agreements................        --     57,062         803    57,062
 Restructuring costs................    185,382       --      185,382       --
 Interest expense...................     90,985    53,494     181,200    89,451
 Depreciation and amortization......     80,796    51,326     156,905    86,929
 Net loss on sale of assets.........      8,102       --        5,327       --
                                      ---------  --------  ----------  --------
   Total expenses...................    876,771   484,078   1,541,118   791,981
                                      ---------  --------  ----------  --------
Operating (loss) income.............   (225,618)  (18,615)   (218,890)   23,288
 Equity in earnings of
  unconsolidated subsidiaries.......      1,230     2,293       3,931     5,487
                                      ---------  --------  ----------  --------
(Loss) income before income tax
 provision, minority interests and
 extraordinary item.................   (224,388)  (16,322)   (214,959)   28,775
Income tax provision, including a
 reorganization charge of $675,000
 in 1999............................   (645,496)     (932)   (654,439)   (4,490)
                                      ---------  --------  ----------  --------
(Loss) income before minority
 interests and extraordinary item...   (869,884)  (17,254)   (869,398)   24,285
Minority interest in the Operating
 Partnerships.......................      4,684     4,501       6,642     1,447
Minority interest in other
 consolidated subsidiaries..........     (2,192)   (1,658)     (4,064)   (3,014)
                                      ---------  --------  ----------  --------
(Loss) income before extraordinary
 item...............................   (867,392)  (14,411)   (866,820)   22,718
Extraordinary loss from early
 extinguishment of debt, net of
 minority interest and income
 taxes..............................     (9,838)  (11,843)     (9,838)  (30,560)
                                      ---------  --------  ----------  --------
Net loss............................  $(877,230) $(26,254) $ (876,658) $ (7,842)
                                      =========  ========  ==========  ========
Basic loss attributable to common
 shareholders:
 Net loss...........................  $(877,230) $(26,254) $ (876,658) $ (7,842)
 Adjustment for equity forwards.....    (10,977)      --      (19,372)      --
 Preferred stock dividends..........       (522)   (1,555)       (901)   (1,555)
                                      ---------  --------  ----------  --------
 Basic net loss.....................  $(888,729) $(27,809) $ (896,931) $ (9,397)
                                      =========  ========  ==========  ========
Basic (loss) earnings per common
 share:
 (Loss) income before extraordinary
  item..............................  $   (5.65) $  (0.12) $    (5.71) $   0.17
 Extraordinary loss.................      (0.06)    (0.09)      (0.06)    (0.25)
                                      ---------  --------  ----------  --------
 Net loss per common share..........  $   (5.71) $  (0.21) $    (5.77) $  (0.08)
                                      =========  ========  ==========  ========
Diluted loss attributable to common
 shareholders:
 Net loss...........................  $(877,230) $(26,254) $ (876,658) $ (7,842)
 Adjustment for equity forwards.....    (19,290)      --      (39,322)      --
 Preferred stock dividends..........       (522)   (1,555)       (901)      --
                                      ---------  --------  ----------  --------
 Diluted net loss...................  $(897,042) $(27,809) $ (916,881) $ (7,842)
                                      =========  ========  ==========  ========
Diluted (loss) earnings per common
 share:
 (Loss) income before extraordinary
  item..............................  $   (5.70) $  (0.12) $    (5.84) $   0.18
 Extraordinary loss.................      (0.06)    (0.09)      (0.06)    (0.24)
                                      ---------  --------  ----------  --------
 Net loss per common share..........  $   (5.76) $  (0.21) $    (5.90) $  (0.06)
                                      =========  ========  ==========  ========

           See notes to condensed consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                       -----------------------
                                                          1999        1998
                                                       ----------  -----------
Cash flows from operating activities:
 Net loss............................................  $ (876,658) $    (7,842)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation........................................     124,983       67,999
 Amortization of unearned stock compensation.........       5,544        3,144
 Amortization of deferred loan costs.................      24,821        8,877
 Amortization of management contracts and trade
  names..............................................      10,823        8,228
 Amortization of goodwill and other assets...........      21,099       10,702
 Cost of acquiring leaseholds........................         --        55,638
 Net loss on sale of assets..........................       5,327          --
 Issuance of stock for bonuses and directors' fee....         --           880
 Equity in earnings of unconsolidated subsidiaries...      (3,931)      (5,487)
 Minority interest in Operating Partnerships.........      (6,642)      (1,447)
 Minority interest in other consolidated
  subsidiaries.......................................       4,064        3,014
 Deferred income taxes...............................     625,027       (1,591)
 Write-down of real estate assets....................      53,905
 Write-off of intangible assets......................     119,751          --
 Bad debt expense....................................       5,915          --
 Extraordinary loss from early extinguishment of
  debt...............................................       9,838       30,560
 Other...............................................         429          --
 Changes in assets and liabilities:
 Accounts and lease revenue receivable and other
  assets.............................................     (17,035)     (41,641)
 Inventories.........................................       1,028       (1,171)
 Accounts payable and accrued expenses...............      18,842       22,845
                                                       ----------  -----------
  Net cash provided by operating activities..........     127,130      152,708
                                                       ----------  -----------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital assets.....................................     (59,128)  (1,338,475)
 Improvements and additions to hotel properties......    (105,439)    (109,374)
 Net proceeds from asset sales.......................      64,107          --
 Acquisition of management contracts.................         --       (10,365)
 Cash received in acquisition of real estate and
  hotel leases.......................................         933       98,312
 Collections on other notes receivable...............       2,681        4,118
 Advances on other notes receivable..................      (3,469)         --
 Increase in restricted cash accounts................     (58,058)      (4,102)
 Investment in unconsolidated subsidiaries...........      (2,472)      (1,369)
 Deferred acquisition costs..........................        (129)     (28,197)
 Net payments collected from unconsolidated
  subsidiaries.......................................         --         7,754
 Investment in mortgage and other notes receivable...         --        (3,549)
 Collections on mortgage and other notes receivable..       1,422          --
 Proceeds from termination of management contracts...      10,474          --
 Other...............................................       6,942         (495)
                                                       ----------  -----------
  Net cash used in investing activities..............    (142,136)  (1,385,742)
                                                       ----------  -----------
Cash flows from financing activities:
 Borrowings under credit facility, term loans,
  mortgage notes and capital lease obligations.......   2,706,375    2,447,542
 Net repayments on credit facility and other debt....  (3,041,815)  (1,297,209)
 Payment of deferred loan costs......................    (103,867)     (29,704)
 Settlement of forward equity contracts..............    (329,481)         --
 Proceeds from issuance of preferred stock...........     955,000          --
 Cost to retire Patriot series B preferred stock.....     (13,966)         --
 Cash settlement with Interstate upon spinoff........     (15,688)         --
 Proceeds from issuance of common stock..............         --       277,020
 Payment of offering costs...........................     (75,878)      (3,586)
 Contributions received from minority interest in
  consolidated subsidiaries..........................         171        3,768
 Collections on notes receivable from shareholders
  and affiliates.....................................         --         2,999
 Distribution to minority interest holders...........     (20,573)         --
 Dividends and distributions paid....................        (922)     (71,937)
 Foreign currency translation adjustment.............      (8,905)         --
 Other...............................................          49          (42)
                                                       ----------  -----------
Net cash provided by financing activities............      50,500    1,328,851
                                                       ----------  -----------
Net increase in cash and cash equivalents............      35,494       95,817
Cash and cash equivalents at beginning of period.....     123,085       42,431
                                                       ----------  -----------
Cash and cash equivalents at end of period...........  $  158,579  $   138,248
                                                       ==========  ===========

           See notes to condensed consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

1. Organization and Basis of Presentation:

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. Wyndham International, Inc. (collectively with its subsidiaries, "Old Wyndham") was formed in connection with Patriot's merger with and into California Jockey Club and Bay Meadows Operating Company on July 1, 1997. Patriot and Old Wyndham are both Delaware corporations.

  Prior to June 30, 1999, the shares of common stock of Patriot were paired and traded together with the shares of Old Wyndham, on a one for one basis, as a single unit pursuant to a stock pairing arrangement, and were referred to as a paired share.

  Effective June 30, 1999, Patriot and Old Wyndham completed a series of transactions (See Note 4) which included a restructuring of their existing organizational structure. As a result of this restructuring, a wholly-owned subsidiary of Old Wyndham was merged with and into Patriot, with Patriot being the surviving entity. As such, Patriot is now a wholly-owned subsidiary of Old Wyndham, and this combined entity, together with all subsidiaries, is hereafter referred to as Wyndham. When the term Wyndham is used relating to a period prior to June 30, 1999, such term refers to the combined entity of Old Wyndham and Patriot. In connection with this restructuring, the pairing agreement between Patriot and Old Wyndham was terminated, Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date.

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interest accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot. The 1999 financial statements of Wyndham are presented on a consolidated basis, representing the operations of the corporation and its subsidiaries, including Patriot. The 1998 financial statements of Wyndham are presented on a combined basis, representing the combined results of both Old Wyndham and Patriot.

  Unless otherwise stated herein, all information with respect to shares refers to Wyndham common stock since June 30, 1999 and to paired shares for periods before June 30, 1999.

  Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1% general partnership interest in Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). In addition, Patriot, through its wholly-owned subsidiary, PAH LP, Inc., owns an approximate 98% limited partnership interest in the Patriot Partnership. Wyndham owns a 1% general partnership interest and an approximate 98% interest in Wyndham International Operating Partnership, L.P. (the "Wyndham Partnership") as of June 30, 1999. The Patriot Partnership and the Wyndham Partnership are collectively referred to as the Operating Partnerships.

  The Patriot Partnership principally owns, directly or indirectly, interests in hotel properties and third party leaseholds. The Wyndham Partnership, directly or indirectly, principally leases hotel properties from the Patriot Partnership, owns interests in other hotel properties, and manages and franchises hotels for third parties.

  As of June 30, 1999, Wyndham, through the Operating Partnerships and other subsidiaries, owned interests in 173 hotels with an aggregate of over 43,300 guest rooms and leased 39 hotels from third parties with over 5,700 rooms. In addition, Wyndham manages 95 hotels for third party owners with over 22,300 guest rooms and franchises 11 hotels with over 2,600 guest rooms.

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


 Principles of Consolidation and Combination

  The unaudited consolidated financial statements for 1999 include the accounts of Wyndham, its wholly- owned subsidiaries, including Patriot, and the partnerships, corporations and limited liability companies in which Wyndham owns a controlling interest.

  The 1998 financial statements of Wyndham are presented on a combined basis, representing the combined results of both Old Wyndham and Patriot. All significant intercompany accounts and transactions have been eliminated.

  Partnerships--control is determined in accordance with generally accepted accounting principles ("GAAP"). The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

  Corporations and Limited Liability Companies--control is determined in accordance with GAAP. The condition for control is the ownership of a majority voting interest.

  These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the combined financial statements and footnotes thereto included in Patriot's and Wyndham's Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to current period presentation.

2. Acquisitions and Disposals:

 Disposals

  In February 1999, Patriot and Old Wyndham sold their interest in the Bay Meadows Racecourse located in San Mateo, California. Patriot and Old Wyndham received cash proceeds of approximately $3,446 after payment of legal costs and other closing costs. Patriot and Old Wyndham recognized an estimated impairment loss on assets held for sale of $42,278 related to the racecourse facility in 1998. The actual loss on the sale of the racecourse facility was $42,766.

  In March 1999, Patriot sold the Holiday Inn Crockett, realizing net cash proceeds of approximately $18,000 and recognized a gain of approximately $2,586.

  On April 30, 1999, Patriot sold the following hotels; Hampton Inn Rochester, Hampton Inn Jacksonville, Hampton Inn Cleveland, and the Hampton Inn Canton, for net proceeds of approximately $23,469 and recognized a loss of approximately $1,353.

  On May 11, 1999, Patriot sold the Holiday Inn Sebring for net proceeds of approximately $4,100 and recognized a gain of approximately $570.

 Acquisitions

  In January 1999, Patriot acquired the remaining 25% minority interests in each of the five following hotels; Embassy Suites Schaumburg, the Hilton Dania, the Marriott Suites at Valley Forge, the Marriott Boston

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

Andover and the Marriott Tysons Corner from CIGNA. The acquisition of these interests was financed through additional mortgage indebtedness totaling $49,800 and the sale of an additional 10% interest in the Marriott Warner Center.

  In April 1999, Patriot acquired the remaining 10% minority interests in each of the four following hotels; the Radisson Akron; the Courtyard Beachwood; the Holiday Inn Westlake; the Radisson Beachwood from IAH Snavely L.L.C. ("Snavely"). In addition, Patriot sold the Holiday Inn Beachwood to Snavely. The transaction generated net proceeds of approximately $8,770. Patriot recorded a loss of approximately $6,625.

  On May 7, 1999, Patriot exercised its option to purchase ISIS 2000, formerly owned by certain related parties and Old Wyndham senior executive officers, for a cash payment of $3,073. Subsequent to the exercise of the option, Wyndham owns 100% of this entity which provides reservations and other services to Wyndham.

  On May 18, 1999, Patriot purchased the Billerica hotel for a total purchase price of approximately $23,775 including assumed indebtedness of approximately $16,411.

3. Interstate's Third-Party Hotel Management Business:

  On May 27, 1998, Wyndham and Interstate Hotels Company ("Old Interstate") entered into a settlement agreement, as amended, with Marriott International, Inc. ("Marriott"), which addressed certain claims asserted by Marriott in connection with Wyndham's then proposed merger with Old Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed Wyndham's merger with Old Interstate to close. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Old Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by Wyndham of the third-party management business.

  Effective June 18, 1999, Wyndham distributed approximately 92% of Interstate Hotels Corporation ("Interstate") in the form of a dividend to shareholders. Shareholders of record on June 7, 1999 received one share of newly issued Interstate stock for every thirty paired shares owned of Patriot and Old Wyndham. The remaining 8% is owned equally by Wyndham and Marriott.

  As a result of the spin-off, Wyndham now also owns an approximate 55% non-controlling interest in the subsidiary of Interstate which now operates the existing third-party management business that Wyndham acquired from Old Interstate. As of June 30, 1999, Wyndham's investment in the entity was $53,867 and is reflected in investment in unconsolidated subsidiaries.

4. Restructuring and New Financing Transactions:

  Effective June 30, 1999, Wyndham entered into a series of transactions as follows; 1) a $1 billion equity investment, 2) an organizational restructuring, 3) closing of a $2,450,000 credit facility, and 4) closing of new mortgage notes totaling $581,000, as follows:

 Equity Investment

  Effective June 30, 1999, Wyndham completed a $1 billion equity investment with a group of investors. Pursuant to the terms of this investment, Wyndham issued 9.55 million shares of series B preferred stock in exchange for gross proceeds of $955,000. Wyndham incurred approximately $76,414 in costs directly

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

attributable to the equity investment. On July 1, 1999, the remaining $45,000 was funded through the transfer of one of the investor's loan receivable from PAH Realty Company, LLC which is secured by a mortgage on the Battery March Hotel, to Wyndham International Inc. for the purchase of 450,000 shares of series B preferred stock. This series B preferred stock has the following terms, among others:

 . dividends payable quarterly, on a cumulative basis, at a rate of 9.75% per year;

 . for the first six years, the dividends are structured to ensure an aggregate fixed cash dividend payment of $29,250 per year, so long as there is no redemption or conversion of the investors' series B preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of series B preferred stock, with the cash component initially equal to 30% for the first dividend and declining over the period to approximately 19.8% for the final dividend in year six;

 . for the next four years, dividends are payable in cash or additional shares of series B preferred stock as determined by the Board of Directors; and, after year 10, dividends are payable solely in cash;

 . if any dividends are paid on the Wyndham common stock, additional dividends will be paid in the amount that would have been paid on the shares of Wyndham common stock into which the series B preferred stock is then convertible;

 . if a change in control or a liquidation of Wyndham occurs within six years following the investment, any dividends remaining for the six years will be accelerated and paid;

 . not redeemable by Wyndham for six years, except that up to $300 million of the series B preferred stock may be redeemed during the 170 day period following the closing of the investment;

 . voting with the Wyndham common stock on an as-converted basis on matters submitted to the common stockholders and voting as a separate class on specified matters, with special rules applying to the election of directors; and

 . convertible, at the holder's option, into a number of shares of Wyndham common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

  The investors will also have preemptive rights for the first five years following their investment as long as they own more than 15% of the Wyndham common stock.

  As noted above, for a period of 170 days following the completion of the investment, Wyndham may redeem up to $300 million of the series B preferred stock at a redemption price of $102.00 per share (102% of the stated amount) plus all accrued dividends. In connection with the settlement of the class action litigation related to its restructuring discussed below, Wyndham currently plans to fund this redemption with the proceeds of an offering to its stockholders and the limited partners in the Operating Partnerships of rights to purchase three million shares of its series A preferred stock, which generally will have the same economic terms as the series B preferred stock, but will have no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods.

 Organizational Restructuring

  As a condition of this investment, Old Wyndham was required to terminate the pairing agreement with Patriot and restructure the existing organization. As such, a subsidiary of Old Wyndham was merged with and into Patriot and Patriot became a wholly-owned subsidiary of Wyndham. Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date.

  Wyndham recorded a one-time charge of $675,000 to establish a deferred tax liability that resulted from Patriot's change in tax status from a REIT to a C corporation, as required by Statement of Financial Accounting

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

Standard No. 109. This charge is included in income tax expense in the accompanying 1999 condensed consolidated statement of operations.

  Wyndham also recorded a restructuring charge of $185,382 as a result of the termination of the paired share structure, and management's decision to exit out of certain activities resulting in the write-down of certain non-strategic assets, and costs to sever certain employees. Wyndham recorded a charge of approximately $83,094 for the write off of the unamortized intangible asset associated with the paired share structure which was abandoned June 30, 1999. In addition, Wyndham incurred approximately $4,667, in severance and employee related costs for seven employees in the New York corporate office and two employees in the Dallas corporate office. The New York office was closed on June 30, 1999 and its employees were terminated at that time. Wyndham paid $1,473 in the form of cash and forgiveness of debt; the remaining unpaid portion of $3,194 has been included in accrued liabilities at June 30, 1999. Wyndham recorded a charge of $82,299 for the write-down of assets to estimated fair value, including goodwill of $28,394 as a result of management's strategy to exit from the European market for their non-branded assets which will be sold. In addition, Wyndham recorded costs of $7,059 associated with staffing reductions and other exit costs necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. Included in accounts payable and accrued expenses at June 30, 1999 was $3,247 related to severance costs to terminate 67 employees in the European office and $2,711 related to other exit costs for those actions, primarily lease cancellations, that have not yet been completed as of June 30, 1999. Wyndham expects these actions to be completed by March 2000.

  In addition, a charge of $8,263 for the tradename intangibles attributable to the Carefree brand was recorded, as management has decided that none of the owned or managed assets will carry the Carefree brand now or in the future.

  Also as a part of the restructuring, the preferred stockholders of Old Wyndham were offered an opportunity to exchange their preferred stock for Wyndham Class A common stock. Each of the 1,781,173 shares of Old Wyndham series A preferred stock and each of the 1,781,181 shares of Old Wyndham series B preferred stock were exchanged for one share of Wyndham Class A common stock.

  Pursuant to the merger of a wholly-owned subsidiary of Old Wyndham with Patriot, each outstanding paired share and share of Patriot series A preferred stock was converted into a single share of Wyndham Class A common stock, and each outstanding share of Patriot series B preferred stock was converted into $25 per share and $1.61 of accrued dividends, or an aggregate of $14,862 in cash.

  Additionally, the third party limited partners in both the Patriot Partnership, and the Wyndham Partnership were offered an opportunity to exchange their limited partnership interests for Wyndham Class A common stock. As a result, an additional 15,097,354 shares of Wyndham Class A common stock were issued in exchange for limited partnership units in the Operating Partnerships. The effect of the exchange of certain limited partners interests for Wyndham Class A common stock, resulted in an adjustment to the basis of certain assets in accordance with Emerging Issues Task Force ("EITF") 95-7. This adjustment is reflected in the accompanying balance sheet as a reduction in the basis of Wyndham's investment in real estate and related improvements of $37,150, investment in unconsolidated subsidiaries of $2,562 and goodwill and intangibles of $78,433.

  Generally, the assets of Old Wyndham, Patriot and the Operating Partnerships remained in the entity that owned them prior to restructuring, except that the non-voting stock of the non-controlled subsidiaries were transferred from the Patriot Partnership to Patriot.

 New Credit Facility

  Concurrent with the closing of the $1 billion equity investment described above, Wyndham closed on a new $2,450,000 credit facility which consists of: a $1.3 billion term loan with a seven year term, a $500,000 revolving credit facility with a five year term, and a $650,000 increasing rate loan facility with a five year term. Proceeds,

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

net of closing costs and fees of approximately $41,125 from the term loan and the revolving credit facility, and proceeds, net of closing costs and fees of approximately $17,875 from the increasing rate loan facility, were used to retire existing indebtedness. At June 30, 1999, $50,000 was drawn on the new revolving credit facility.

  Interest rates are based upon LIBOR spreads varying from 2.75% to 3.50% per annum for the term loan, and 1.25% to 2.75% per annum for the revolving credit facility, based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. The term loan, and the revolving credit facility are guaranteed by the domestic subsidiaries of Wyndham, and are secured by pledges of equity interests held by Wyndham and its subsidiaries. Wyndham's ability to borrow under its revolving credit facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios.

  Interest rates for the increasing rate loans are based on LIBOR rates (less statutory reserves), plus 3.50% through September 30, 1999, and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%. The lender under the increasing rate loans receives the benefit of the same guarantees and pledges of security provided under the new term loan, and revolving credit facility.

 New Mortgage Debt

  Effective June 30, 1999 Wyndham also closed on a $346 million mortgage loan with Bear, Stearns Funding, Inc., which is secured by twenty-five properties. The loan matures on July 1, 2004 and bears interest at the LIBOR rate, plus 3.25% per annum. Proceeds from the mortgage debt were used to retire existing mortgage indebtedness.

  Additionally, effective June 30, 1999 Wyndham closed on a $235 million mortgage loan with Lehman Brothers Holdings Inc. which is secured by ten properties. The mortgage loan has a three-year term, with a one year extension option, and bears interest at the LIBOR rate plus 3.50% per annum, plus an additional 1.75% on the principal amount payable at maturity. Proceeds from this mortgage loan were used to retire existing mortgage indebtedness.

  At June 30, 1999 the LIBOR rate was 5.24%, and averaged 4.96% during the six month period ended June 30, 1999.

5. Credit Facility, Term Loans, Mortgages and Other Notes:

 Credit Facility and Term Loans

  Prior to June 30, 1999, Wyndham's credit facilities were led by Chase Manhattan Bank, Chase Securities, Inc. and Paine Webber Real Estate Securities, Inc. and included a $900,000 revolving credit facility (the "Credit Facility") and a series of term loans in the aggregate amount of up to $1,800,000 (the "Term Loans"). Proceeds from the Credit Facility were used to fund certain of Wyndham's mergers, as well as to refinance certain outstanding indebtedness. Interest rates were based on Wyndham's leverage ratio and varied from 1.5% to 3% over LIBOR.

  The Term Loans and the Credit Facility, along with accrued interest and fees, were repaid in full on June 30, 1999 with proceeds from the new credit facility and the $1 billion equity investment. As a result of this repayment, Wyndham incurred an extraordinary loss on early extinguishment of debt of $9,838, net of minority interest and income tax affects.

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


 Paine Webber Mortgage Financing

  Effective June 30, 1999, a loan with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") for $103,000, including accrued interest was repaid with proceeds from the new financings described above.

  Effective June 30, 1999, Wyndham repaid two loans with Paine Webber Real Estate of $35,000 and $160,000 which were entered into in connection with the acquisition of the Wyndham Emerald Plaza Hotel located in San Diego California and the Arcadian acquisition, respectively with proceeds from the new financings described above.

 Other Mortgage Debt

  During 1999, Beacon Capital Partners, L.P. ("Beacon") loaned $45,000 to Wyndham. The loan, which bore interest at LIBOR plus 2.5% was to mature on July 1, 1999. The loan was secured by a first mortgage on the Wyndham Batterymarch hotel, a property under construction in Boston, Massachusetts. Wyndham paid Beacon a financing fee of 2.50% of the loan principal in May 1999. On July 1, 1999 the loan was transferred from Beacon to Wyndham International, Inc. for the purchase of 450,000 shares of Series B preferred stock.

  In connection with the acquisition of Billerica, Wyndham assumed a construction note totaling $16,411. The loan bears interest at 9.5%, and matures May 17, 2000. As of June 30, 1999, $15,408 had been drawn on the construction note payable.

 El Conquistador and Condado Hotel & Casino Financing

  On June 25, 1999, Wyndham entered into an agreement with Citicorp Real Estate, Inc. to extend $90,000 of mortgage debt related to the El Conquistador Partnership, L.P., which was set to mature on June 30, 1999. Per the terms of the extension agreement, the interest rate was amended such that the loan bears interest at the LIBOR rate plus 2.75% through December 31, 1999 and then LIBOR plus 3.25% through maturity on June 30, 2000.

  Additionally, on June 29, 1999, Wyndham refinanced $55,000 of debt on the Condado Hotel & Casino with The Bank of Nova Scotia. Principal payments on the loan are due in monthly amounts of $306 beginning on July 22, 1999 through maturity on July 22, 2004 at which time a balloon payment of $36,972 is due. The interest rate on the first $50,000 is based upon LIBOR spreads varying from 2.50% to 3.25% per annum, and on amounts over $50,000 is based upon LIBOR spreads varying from 3.00% to 3.75% per annum, based on Wyndham's ratio of earnings to total debt service, as defined.

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


6. Financial Derivatives:

 Interest Rate Swaps and Caps

  Wyndham enters into interest rate swap and cap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt using a method which approximates the effective interest method (the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued expenses or other assets.

  Wyndham also enters into interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its outstanding debt. An interest rate cap entitles Wyndham to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount Wyndham is obligated to pay the counterparty is an initial premium. The cost of the agreements (the initial premium) is included in other assets and amortized to interest expense ratably during the life of the agreement.

  Wyndham has entered into two additional interest rate swap arrangements during 1999 to swap floating rate LIBOR-based interest rates for a fixed rate interest amount as a hedge against $50,987 of the outstanding balance on specific property related debt. The interest rate swap fixes the LIBOR portion of the debt interest rate at 5.31% per annum through January 2000 ($19,987) and 5.42% per annum through March 2001 ($31,000). At June 30, 1999, Wyndham has various interest rate swap arrangements as a hedge against $871.6 million of the outstanding balance of certain floating rate debt.

  Additionally, Wyndham entered into two interest rate cap arrangements as follows; an interest rate cap that limits LIBOR to 7% on up to $1,500,000 of indebtedness through April 2000, and an interest rate cap that limits LIBOR to 6.75% on up to $19,475 of indebtedness through March 2001.

  The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The unrealized gain on these derivative instruments was approximately $1,215 at June 30, 1999, which represents the net proceeds Wyndham would receive if the derivatives were sold.

7. Comprehensive Income (Loss):

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income (loss) and its components. Wyndham adopted SFAS No. 130 beginning with their interim financial statements for the first quarter of 1998. Total comprehensive income (loss) for the periods is as follows:

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      -------------------  ------------------
                                        1999       1998      1999      1998
                                      ---------  --------  ---------  -------
Net loss............................. $(877,230) $(26,254) $(876,658) $(7,842)
Unrealized (loss) gain on securities
 available for sale..................       898      (727)       862     (621)
Unrealized foreign exchange (loss)
 gain................................    (5,918)       10    (12,390)      10
                                      ---------  --------  ---------  -------
Total comprehensive (loss) income.... $(882,250) $(26,971) $(888,186) $(8,453)
                                      =========  ========  =========  =======

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


8. Computation of Earnings Per Share:

  Earnings per share have been computed as follows:

                                    Three Months Ended    Three Months Ended
                                       June 30, 1999         June 30, 1998
                                    --------------------  ---------------------
                                                Diluted               Diluted
                                      Basic       (1)       Basic       (1)
                                    ---------  ---------  ---------  ----------
Loss before extraordinary item....  $(867,392) $(867,392) $ (14,411) $ (14,411)
Adjustment for equity forwards
 (2)..............................    (10,977)   (19,290)       --         --
Preferred stock dividends.........       (522)      (522)    (1,555)    (1,555)
                                    ---------  ---------  ---------  ---------
Loss attributable to common
 shareholders before extraordinary
 item.............................   (878,891)  (887,204)   (15,966)   (15,966)
Extraordinary loss................     (9,838)    (9,838)   (11,843)   (11,843)
                                    ---------  ---------  ---------  ---------
Net loss attributable to common
 shareholders.....................  $(888,729) $(897,042) $ (27,809) $ (27,809)
                                    =========  =========  =========  =========
Weighted average number of common
 shares outstanding...............    155,687    155,687    132,804    132,804
                                    =========  =========  =========  =========
Loss per share:
  Loss before extraordinary item..  $   (5.65) $   (5.70) $   (0.12) $   (0.12)
  Extraordinary loss..............      (0.06)     (0.06)     (0.09)     (0.09)
                                    ---------  ---------  ---------  ---------
  Net loss........................  $   (5.71) $   (5.76) $   (0.21) $   (0.21)
                                    =========  =========  =========  =========

--------
(1) For the three months ended June 30, 1999, the dilutive effect of unvested stock grants of 868, the option to purchase common stock of 24 and 9,552 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended June 30, 1998, the dilutive effect of unvested stock grants of 849, the option to purchase common stock of 1,368, preferred stock of 4,900 and 555 of shares in connection with the forward equity contracts were not included in the computation of diluted earnings per share because they were anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts which could be settled in cash or stock, at Wyndham's option.

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


                                        Six Months Ended      Six Months Ended
                                         June 30, 1999         June 30, 1998
                                      ---------------------  -------------------
                                        Basic    Diluted(1)   Basic   Diluted(1)
                                      ---------  ----------  -------  ----------
(Loss) income before extraordinary
 item................................ $(866,820) $(866,820)  $22,718   $22,718
Adjustment for equity forwards (2)...   (19,372)   (39,322)      --        --
Preferred stock dividends............      (901)      (901)   (1,555)      --
                                      ---------  ---------   -------   -------
(Loss) income (attributable)
 available to common shareholders
 before extraordinary item...........  (887,093)  (907,043)   21,163    22,718
Extraordinary loss...................    (9,838)    (9,838)  (30,560)  (30,560)
                                      ---------  ---------   -------   -------
Net loss attributable to common
 shareholders........................ $(896,931) $(916,881)  $(9,397)  $(7,842)
                                      =========  =========   =======   =======
Weighted average number of common
 shares outstanding..................   155,340    155,340   121,241   121,241
                                      =========  =========   =======
  Effect of unvested stock grants....                                      888
  Dilutive options to purchase
   shares............................                                    1,688
  Dilutive effect of price adjustment
   arrangements......................                                      279
  Dilutive convertible preferred
   shares............................                                    4,746
                                                                       -------
                                                                       128,842
                                                                       =======
(Loss) earnings per share:
  (Loss) income before extraordinary
   item.............................. $   (5.71) $   (5.84)  $  0.17   $  0.18
  Extraordinary loss.................     (0.06)     (0.06)    (0.25)    (0.24)
                                      ---------  ---------   -------   -------
  Net loss........................... $   (5.77) $   (5.90)  $ (0.08)  $ (0.06)
                                      =========  =========   =======   =======

--------
(1) For the six months ended June 30, 1999, the dilutive effect of unvested stock grants of 827, the option to purchase common stock of 27 and 8,991 of preferred shares were not included in the computation of diluted earnings per shares because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts which could be settled in cash or stock, at Wyndham's option.

9. Commitments and Contingencies:

 Forward Equity Contracts

  Wyndham's aggregate obligation under the forward equity transactions was approximately $335.8 million at June 30, 1999. Effective June 30, 1999, Wyndham settled in full all of the forward equity transactions in cash, with part of the proceeds of the $1 billion equity investment. The 100.7 million shares owned or held by the counterparties were retired effective June 30, 1999.

 Contingencies

  On June 29, 1992 an action for trademark infringement was filed in the New York Supreme County of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al v. Wyndham Hotel Company. Ltd. It is based upon the Madoses' alleged use of the mark WYNDHAM in connection with the Wyndham Hotel located in Manhattan, New York City, and operated by the Madoses since 1966 pursuant to a lease agreement entered into by the Madoses on June 1, 1957. The case was tried in May

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

1996, and an order and partial judgement was entered in March 1998. The order enjoins us from using the name and mark "Wyndham" in connection with the advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on Wyndham's use of the name and mark "Wyndham" in all other areas of New York outside of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. In December 1998, Wyndham appealed that judgment to the New York Supreme Court, Appellate Division, First Department. In January 1999, Wyndham moved for a stay of the injunction pending appeal which motion was granted by the Appellate Division, First Department on February 4, 1999. On May 18, 1999 the Appellate Division, First Department rendered a decision and order affirming the final judgment. On May 24, 1999, Wyndham filed a motion for permission to appeal that decision to the Court of Appeals of the State of New York. In July 1999, Wyndham received notice that the Court of Appeals of the State of New York would not hear the appeal.

  Patriot and Old Wyndham have received two letters dated November 11, 1998 and December 2, 1998 (the "Letters") from the counsel for the Koffman family and its affiliates (collectively, "Koffman") in connection with a Registration Rights Agreement entered into as of March 31, 1998 (the "Agreement") among Patriot, Old Wyndham and the Holders as defined therein, which such Holders include Koffman. Counsel has asserted in the Letters that, in connection with Patriot's and Old Wyndham's exercise of their "black-out" rights under the Agreement, on October 8, 1998 Patriot and Old Wyndham are in breach of their obligations to Koffman under the Agreement. Counsel has stated in the Letters that Koffman will seek relief from Patriot and Old Wyndham for any losses that Koffman may have sustained in connection with Patriot's and Old Wyndham's alleged breach of the Agreement and also have implied that Koffman may file against Patriot and Old Wyndham unspecified claims allegedly arising under the federal securities laws. If Patriot and Old Wyndham are sued, they plan to vigorously defend this lawsuit.

  Patriot and Old Wyndham have disclosed various matters relating to Patriot and Old Wyndham in their Form 8-K filed with the Securities and Exchange Commission on November 9, 1998 including, without limitation, an assertion by UBS AG, London Branch ("UBS") that Patriot and Old Wyndham are in default under the terms of a forward contract by and among Patriot, Old Wyndham and UBS. Patriot and Old Wyndham also have disclosed various matters in their Joint Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 1999, and in registration statements on Form S-3 (filed on April 28, 1999) and Form S-4 (filed on April 14, 1999).

  On January 12, 1999, a putative class action lawsuit was filed on behalf of the shareholders of Patriot and Old Wyndham in the Delaware Chancery Court. This lawsuit, captioned Charles Fraschilla v. Paul A. Nussbaum, et al., No. 16895-NC, names as defendants Patriot, the then Patriot directors ("Patriot Directors"), and Apollo Real Estate Advisors, L.P., Apollo Management, L.P., The Thomas H. Lee Company, Beacon Capital Partners, Inc. and Rosen Consulting Group (collectively, the "Investors"). This lawsuit alleges, among other things, that the Patriot Directors breached their fiduciary duties to Patriot's then shareholders with respect to Patriot's financial condition and by "effectively selling control" of Patriot to the Investors for inadequate consideration and without having adequately considered or explored all other alternatives to the sale or having taken steps to maximize shareholder value; and the Investors aided and abetted the Patriot Directors in their purported breaches of fiduciary duty. In the complaint, the plaintiff seeks an injunction preventing the consummation of the deal with the Investors (which Investment now has been consummated) and monetary damages.

  On January 19, 1999, three additional and similar putative class action lawsuits were filed in the same court by different purported class representatives: Sybil R. Meisel and Steven Langsam, Trustees v. Paul A. Nussbaum,

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

et al., No 16905-NC; Crandon Capital Partners v. Paul A. Nussbaum, et al., No. 16906-NC; and Robert A. Staub v. Paul A. Nussbaum, et al., No. 16907-NC. The four suits since have been consolidated under the Fraschilla caption.

  The parties have negotiated and entered into a memorandum of understanding to settle these four putative consolidated class action lawsuits, dated on or about April 6, 1999 (the "Memorandum of Understanding"). The Memorandum of Understanding sets forth the principal bases for the settlement, which include, among other things, the modification of Wyndham's obligations to make the optional $300 million rights offering (the "Rights Offering") specified in
Section 6.13 of the Securities Purchase Agreement, as follows: (a) Wyndham shall make the Rights Offering; (b) the Rights Offering shall be made no earlier than 60 days after the Closing Date, as defined in the Securities Purchase Agreement (the "Closing Date"), and shall be held open for a period of not less than 30 days, and Wyndham shall use its good faith efforts to commence the Rights Offering no later than 120 days after the Closing Date; provided, however, that Wyndham will not be required to make the Rights Offering if: (i) the SEC does not declare effective any registration statement with regard to securities of Wyndham to be offered in the Rights Offering;
(ii) there is a pending court order, motion, legal proceeding or other action to enjoin, prevent or delay the Rights Offering; or (iii) the Rights Offering cannot be completed, despite Wyndham's good faith efforts, within 170 days of the Closing Date. The Memorandum of Understanding and the proposed settlement will be contingent upon (a) the drafting and execution of a Stipulation of Settlement (the "Stipulation") and related documents necessary to effectuate the terms of the proposed settlement; (b) the continuation and completion by plaintiffs of reasonable and appropriate discovery sufficient to enable plaintiffs' counsel to confirm the bona fides of the defendants' position and that the settlement is and continues to be fair, equitable and reasonable and in the best interest of the Class; and (c) Final Court Approval of the settlement (as defined in the Memorandum of Understanding) and dismissal of the Action with prejudice by the Court.

  In the Stipulation, it is anticipated that the parties will request that the Court certify, for purposes of settlement, a non-opt out, binding class of all persons and entities (exclusive of defendants and their affiliates) who own shares of Wyndham common stock or are unit holders of Patriot American Hospitality, L.P. or Wyndham International Partnership, L.P., beneficially or of record, as of the Record Date (to be set in the Stipulation) and/or sold shares of Patriot or Wyndham common stock or units of the partnerships during the period from December 15, 1998 to and including the Record Date (the "Class"): that the Court approve the settlement, including dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants and others. It is expected that counsel for the class plaintiffs will submit a fee application to the Court for an award of attorney's fees and expenses. In the Memorandum of Understanding, counsel for class plaintiffs agreed that such an application would not exceed $1.25 million, and Wyndham agreed to pay an award of attorney's fees and expenses if ordered by the Court to the extent that it does not exceed $1.25 million.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under throught its merger transaction with Interstate Hotels Corporation. On March 26, 1999, Patriot filed an answer to the complaint in which it denied all liability. Wyndham plans to vigorously defend this lawsuit.

  On May 7, 1999, a putative class action lawsuit was filed in the United States District Court for the Northern District of California on behalf of former shareholders of California Jockey Club and Bay Meadows Operating

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

Company (collectively, "Bay Meadows") who subsequently became shareholders of Patriot, Patriot American Hospitality Operating Company and Wyndham as a result of the merger (the "Merger") of the above companies on or about July 1, 1997 (the "Class"). This lawsuit, captioned Johnson, et al. v. Patriot American Hospitality, Inc. et al., C-99-2153-SI, names as defendants Patriot American Hospitality, Inc., Wyndham International, Inc., PAH GP, Inc. PAH LP, Inc., Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and PaineWebber Group, Inc. This action was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing (May 7, 1999). This action asserts securities fraud claims and alleges that the purported class members wrongfully were induced to tender their Bay Meadows shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. This action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14,
1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. A motion is pending to have this Texas action transferred to the Northern District of California for all purposes, another motion is pending to have this Texas action and the Levitch and Gallagher lawsuits identified below transferred to the Northern District of California for consolidated pretrial purposes, and a cross-motion is pending to have all the California actions transferred to the Northern District of Texas for consolidated pretrial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On or about June 22, 1999, a putative class action lawsuit captioned Levitch
v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Another action, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, alleges substantially the same allegations and claims as mentioned above, a motion is pending to have these two actions consolidated with the four actions pending in the Northern District of California and the Susnow action pending in the Northern District of Texas. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On May 18, 1999, Patriot received correspondence from Deborah Szekely ("Szekely"), one of the sellers of Golden Door Spa, which Patriot purchased on May 28, 1998. In that correspondence, Szekely threatened to file a complaint sounding in securities fraud based upon allegedly misleading financial information provided to Szekely by Patriot. On May 21, 1999, Patriot received correspondence from counsel for Szekely stating that Szekely would prosecute a civil action against Patriot and related entities. Counsel enclosed a draft Tolling Agreement with that letter. Patriot and potential litigants entered into a Tolling Agreement on May 26, 1999, which extended the period for the sellers to file a complaint to June 29, 1999. The Tolling Agreement subsequently was extended to July 15, 1999 and then to August 2, 1999. Counsel has provided Patriot with a draft complaint which purports to assert claims under California state law for securities fraud, fraud in the

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)

inducement, common law fraud, breach of fiduciary duty and deceit. To the best of Patriot's knowledge, Szekely has not yet commenced an action. If a complaint is filed and served on Patriot, Patriot plans to vigorously defend this lawsuit.

  Patriot, a subsidiary of Patriot (the "Subsidiary"), which is the general partner of a partnership (the "Partnership") and an affiliate of the Subsidiary, which is a limited partner of the Partnership, are parties to a dispute with another limited partner of the Partnership relating to a proposed hotel development in Jacksonville, Florida. The case is captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but later removed and now pending in the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ. J 20B. Wyndham plans to vigorously defend this lawsuit.

10. Related Party Transactions:

 Consulting Agreements

  On February 26, 1999, Wyndham and Paul A. Nussbaum entered into a Separation Agreement (the "Separation Agreement") whereby Mr. Nussbaum resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot. Pursuant to the Separation Agreement, Mr. Nussbaum will remain as a Director of Wyndham.

  In accordance with terms of the Separation Agreement, Wyndham will: (1) guarantee the repayment of the remaining outstanding principal on Mr. Nussbaum's NationsBank Loan of approximately $7,000 (2) make all interest payments that become due and payable on the NationsBank Loan on or after the date of separation; (3) shall pay severance of $3,200 reduced by any interest payments made by Wyndham on the NationsBank Loan through June 30, 1999.

  Additionally, Mr. Nussbaum's outstanding unvested options to purchase Wyndham shares vested and will remain fully exercisable for the period of their respective terms and within six months Mr. Nussbaum may elect to exchange his options on a Black Scholes neutral basis for new options with an exercise price equal to the fair market value of a share on the election date. On June 1, 1999 Mr. Nussbaum exchanged 3,078,406 options at varying prices from $11.18 to $39.58 for 1,154,418 options at $5.1875. Mr. Nussbaum will also receive 250,000 shares equally over a three year period, of which 83,334 have vested as of June 30, 1999. Additionally any restrictions will be lifted from existing shares held by Mr. Nussbaum.

  As a condition to receiving the second and third installments of the shares, Mr. Nussbaum has agreed to provide non-exclusive consulting services to Wyndham for a period of two years following the resignation date.
Additionally, Mr. Nussbaum will receive other amounts as provided for in the Separation Agreement.

 Other Related Party Transactions

  In 1999, Wyndham amended its management contract for the Wyndham Anatole Hotel to provide that the owners of the hotel may terminate the management contract following the first annual meeting of Wyndham stockholders after the completion of the $1 billion equity investment if Paul Nussbaum continues on the Board of Directors of Wyndham. Mr. Nussbaum has delivered a letter to Wyndham stating that he would not stand for re-election to the Board of Directors if it would result in a termination of the management contract. Additionally, the owners of the Wyndham Anatole Hotel may terminate the management contract if James Carreker ceases to be an executive officer of Wyndham.

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


  On April 30, 1999, Wyndham's option to purchase certain interests in Kinetic Group Limited Partnership, which provides management information services to Wyndham, expired without being exercised. Kinetic Group Limited Partnership is owned 50% by Trammell Crow Company and 50% by an entity owned by Crow family members and certain of Wyndham's senior executive officers.

11. Dividends:

  On January 25, 1999, Patriot paid a stock dividend of $.44 per share of common stock for the fourth quarter of 1998 to shareholders of record on December 30, 1998. Earnings per common share, weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

  On May 4, 1998, Patriot declared a dividend of $0.298 per share for the first quarter of 1998 . The dividend was paid on May 29, 1998 to shareholders of record on May 20, 1998.

12. Segment Reporting:

  Wyndham classifies its business into proprietary owned brands and non-proprietary brand hotel divisions, under which it manages the business.

  Among its proprietary branded hotels, Wyndham is positioned in the luxury segment under the Grand Bay Hotel & Resorts(R) brand; in the upscale segment under Wyndham(TM); and in the mid-priced segment under the ClubHouse brand. Additionally, Wyndham offers proprietary branded all-suite accommodations through its upscale Summerfield Suites brand and its mid-priced Sierra Suites brand. Other proprietary hotel brands owned and developed by Wyndham include Malmaison and Grand Heritage(R).

 Description of Reportable Segments

  Wyndham has six reportable segments: Wyndham hotel properties, resort properties, all suite properties, non-proprietary branded properties, other proprietary branded hotel properties and other.

 .  Wyndham hotel properties include Wyndham Hotels, Wyndham Gardens and
   Wyndham Grand Heritage. The Wyndham hotel properties are full-service properties that generally offer a full range of meeting and conference facilities and banquet space. Facilities generally include restaurants and lounge areas, gift shops and recreational facilities, including swimming pools. Full-service hotels generally provide a significant array of guest services, including room service, valet services and laundry.

 . Resort properties include Wyndham Resorts, Grand Bay resort properties and other resort properties. Resorts are designed to offer unique destinations which appeal to today's sophisticated vacation traveler and to blend with their environment, enhancing the natural surroundings with design that fits the locale. Each resort's recreational activities are of the highest caliber and are designated to capitalize on the natural attractions of the location. Many offer a combination of golf, tennis, skiing, health spa, hiking and other sports.

 .  All suite properties include the Summerfield and Sierra Suite properties.
   The Summerfield and Sierra Suite properties generally target the business travelers who usually anticipate a one to two week stay. The suites generally have limited public space and offer limited food and beverage service. However, the suites provide guests with larger rooms and work space.

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


 . Non-proprietary branded properties include all properties which are not Wyndham hotel properties, resort properties, all suite properties or other proprietary branded properties. The properties consist of non Wyndham branded assets such as: Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

 .  Other proprietary branded hotel properties include Malmaison, Grand
   Heritage, Clubhouse and hotels acquired in the Arcadian acquisition.

 . Other includes participating lease revenues, racecourse facility revenue and expenses, management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other one-time charges. General and administrative costs, interest expenses and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

 Measurement of segment profit or loss

  Wyndham evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1.

 Factors Management Used to Identify the Reportable Segments

  Wyndham's reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specified characteristics of each segment.

                                                         Non-        Other
   Three Months Ended    Wyndham             Suite    proprietary Proprietary
     June 30, 1999        Hotels  Resorts  Properties   Branded     Branded     Other      Total
   ------------------    -------- -------- ---------- ----------- ----------- ---------  ----------
Total revenue........... $146,640 $125,976  $35,192    $295,436     $25,087   $  22,822  $  651,153
Operating income
 (loss).................   40,861   29,014    7,931      71,945       7,922    (383,291)   (225,618)
   Three Months Ended
     June 30, 1998
   ------------------
Total revenue........... $117,841 $125,392  $10,175    $144,541     $24,060   $  43,454  $  465,463
Operating income
 (loss).................   29,192   32,373      814      45,779       8,203    (134,976)    (18,615)
    Six Months Ended
     June 30, 1999
    ----------------
Total revenue........... $289,936 $285,655  $68,305    $576,557     $46,710   $  55,065  $1,322,228
Operating income
 (loss).................   82,846   87,157   14,410     136,479      13,477    (553,259)   (218,890)
    Six Months Ended
     June 30, 1998
    ----------------
Total revenue........... $269,647 $200,226  $10,175    $203,340     $29,265   $ 102,616  $  815,269
Operating income
 (loss).................   72,781   59,172      814      61,021      10,060    (180,560)     23,288

                          WYNDHAM INTERNATIONAL, INC.

                                 June 30, 1999
               (dollars in thousands, except per share amounts)
                                  (unaudited)


  The following table represents revenue information by geographic area for the three and six month periods ending June 30, 1999 and 1998. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties. The hotel properties in Europe were acquired on April 6, 1998. Prior to this date, all of Wyndham's business was attributed to hotel properties located in the United States and its territories.

Three months ended June 30, 1999
--------------------------------
                 United States Europe   Total
                 ------------- ------- --------
Revenues........   $631,104    $20,049 $651,153

    Six months ended June 30, 1999
    ------------------------------
                         United States Europe    Total
                         ------------- ------- ----------
Revenues................  $1,285,073   $37,155 $1,322,228

Three months ended June 30, 1998
--------------------------------
                 United States Europe   Total
                 ------------- ------- --------
Revenues........   $447,234    $18,229 $465,463

    Six months ended June 30, 1998
    ------------------------------
                         United States Europe   Total
                         ------------- ------- --------
Revenues................   $797,040    $18,229 $815,269

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Patriot's and Wyndham's Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

  Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of Wyndham to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Wyndham undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to Wyndham, Wyndham's ability to effect sales of assets on favorable terms and conditions; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

THE COMPANY

  Effective June 30, 1999, Patriot and Old Wyndham completed a series of transactions which included a restructuring of their existing organizational structure. As a result of this restructuring, a wholly-owned subsidiary of Old Wyndham was merged with and into Patriot, with Patriot being the surviving entity. As such, Patriot is now a wholly-owned subsidiary of Old Wyndham, and this combined entity, together with all subsidiaries, is hereafter referred to as Wyndham. In connection with this restructuring, the pairing agreement between Patriot and Old Wyndham was terminated. Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date.

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interest accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot. The 1999 financial statements of Wyndham are presented on a consolidated basis, representing the operations of the corporation and its subsidiaries, including Patriot. The 1998 financial statements of Wyndham are presented on a combined basis, representing the combined results of both Old Wyndham and Patriot. All significant intercompany accounts and transactions have been eliminated.

  At June 30, 1999, Wyndham, directly or through its subsidiaries, owned interests in 173 hotels totaling over 43,300 rooms and leased 39 hotels from third parties totaling over 5,700 rooms. In addition, Wyndham managed 95 hotels with over 22,300 rooms for third party owners and franchised 11 hotels under the Wyndham, Summerfield or ClubHouse brands with over 2,600 rooms. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers. In addition to hotels catering primarily to business travelers, Wyndham's portfolio includes world-class resort hotels and prominent hotels in major tourist destinations.

Asset Sales and Acquisitions

  In January 1999, Patriot acquired the remaining 25% minority interests in each of the five following hotels; Embassy Suites Schaumburg, the Hilton Dania, the Marriott Suites at Valley Forge, the Marriott Boston Andover and the Marriott Tysons Corner from CIGNA. The acquisition of such interests was financed through additional mortgage indebtedness totaling $49.8 million and the sale of an additional 10% interest in the Marriott Warner Center.

  In February 1999, Patriot and Old Wyndham sold their interest in the Bay Meadows Racecourse located in San Mateo, California. Patriot and Old Wyndham received cash proceeds of approximately $3.4 million after payment of legal costs and other closing costs. Patriot and Old Wyndham recognized an estimated impairment loss on assets held for sale of $42.2 million related to the racecourse facility in 1998. In connection with the transaction, Patriot terminated its lease to Wyndham for the racecourse facilities. The actual loss on the sale of the asset was $42.8 million.

  In March 1999, Patriot sold the Holiday Inn Crockett, realizing net cash proceeds of approximately $18.0 million and recognized a gain of approximately $2.6 million.

  In April 1999, Patriot acquired the remaining 10% minority interests in each of the four following hotels; the Radisson Akron; the Courtyard Beachwood; the Holiday Inn Westlake; the Radisson Beachwood from IAH Snavely L.L.C. ("Snavely"). In addition, Patriot sold the Holiday Inn Beachwood to Snavely. The transaction generated net proceeds of approximately $8.8 million. Patriot recorded a loss on the sale of approximately $6.6 million.

  On April 30, 1999, Patriot sold the following hotels: Hampton Inn Rochester, Hampton Inn Jacksonville, Hampton Inn Cleveland, and the Hampton Inn Canton, for net proceeds of approximately $23.5 million and recognized a loss of approximately $1.4 million.

  On May 7, 1999, Patriot exercised its option to purchase the interest in ISIS 2000, formerly owned by certain related parties and Old Wyndham senior executive officers, for a cash payment of $3.1 million. Subsequent to the exercise of the option, Wyndham owns 100% of this entity which provides reservations and other services to Wyndham.

  On May 11, 1999, Wyndham sold the Holiday Inn Sebring for net proceeds of approximately $4.1 million, and recognized a gain of approximately $0.6 million.

  On May 18, 1999, Wyndham purchased the Billerica hotel for a total purchase price of approximately $23.8 million including the assumption of debt of $16.4 million.

Equity Investment

  Effective June 30, 1999, Wyndham completed a $1 billion equity investment with a group of investors. Pursuant to the terms of this investment Wyndham issued 9.55 million shares of series B preferred stock in exchange for gross proceeds of $955 million, representing an approximate 41% voting control of Wyndham. Wyndham incurred approximately $76.4 million in costs directly attributable to the equity investment. The remaining $45 million of this investment was funded through the transfer of one of the investor's loan receivable from PAH Realty Company, LLC. to Wyndham International Inc. for the purchase of 450,000 shares of series B preferred stock. Among other terms, this series B preferred stock pays quarterly dividends on a cumulative basis, at a rate of 9.75% per year, and is convertible at the holders option into Wyndham class B common stock.

  For a period of 170 days following the completion of the investment, Wyndham may redeem up to $300 million of the series B preferred stock at a redemption price of $102.00 per share (102% of the stated amount) plus all accrued dividends. Wyndham currently plans to fund this redemption with the proceeds of an offering to its stockholders and the limited partners in the Operating Partnerships of rights to purchase three million shares of its series A preferred stock, which generally will have the same economic terms as the series B preferred stock, but will have no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods.

Organizational Restructuring

  As a condition of the above investment, Old Wyndham was required to terminate its pairing agreement with Patriot and restructured its existing organization such that Patriot became a wholly-owned subsidiary of Wyndham. Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date.

  Wyndham recorded a one-time charge of $675 million as required by SFAS
No. 109 to establish a deferred tax liability that resulted from Patriot's change in tax status from a REIT to a C corporation. This charge is included in income tax expense in the accompanying 1999 condensed consolidated statement of operations.

  Wyndham also recorded a restructuring charge of $185.4 million as a result of the termination of the paired share structure, and management's decision to exit out of certain activities, resulting in the write-down of certain nonstrategic assets, and costs to sever certain employees. Wyndham recorded a charge of approximately $83.1 million for the write off of the unamortized intangible asset associated with the paired share structure which was abandoned June 30, 1999. In addition, Wyndham incurred approximately $4.7 million in severance and employee related costs for seven employees in the New York corporate office and two employees in the Dallas corporate office. The New York office was closed on June 30, 1999 and its employees were terminated at that time. Wyndham has paid $1.5 million in the form of cash and forgiveness of debt, the remaining unpaid portion of $3.2 million has been included in accrued liabilities at June 30, 1999. Wyndham recorded a charge of $82.3 million for the write-down of assets to estimated fair value including $28.4 million of goodwill as a result of management's strategy to exit from the European market for their non-branded assets which will be sold. In addition, Wyndham recorded costs of $7.0 million associated with anticipated staffing reductions and other exits costs necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. Included in accounts payable and accrued expenses at June 30, 1999 was $3.2 million related to severance costs to terminate 67 employees in the European office and $2.7 million related to other exit costs, primarily lease cancellations. Wyndham expects these actions to be completed by March 2000.

  In addition, a charge of $8.3 million for the tradename intangibles attributable to the Carefree brand was recorded, as management has decided that none of the owned or managed assets will carry the Carefree brand now or in the future.

  As part of the restructuring the preferred stockholders of Old Wyndham were offered an opportunity to exchange their preferred stock for Wyndham Class A common stock. Each of the 1.78 million shares of Old Wyndham series A preferred stock and each of the 1.78 million shares of Old Wyndham series B preferred stock were exchanged for one share of Wyndham Class A common stock.

  Pursuant to the merger of a wholly-owned subsidiary of Old Wyndham with Patriot, each outstanding paired share and shares of Patriot series A preferred stock was converted into a single share of Wyndham class A common stock and each outstanding share of Patriot series B preferred stock was converted into $25 per share and $1.61 of accrued dividends, or an aggregate of $14.9 million in cash.

  Additionally, the third party limited partners in both the Patriot Partnership and the Wyndham Partnership were offered an opportunity to exchange their limited partnership interests for Wyndham Class A common stock. As a result, an additional 15.1 million shares of Wyndham Class A common stock were issued in exchange for limited partnership units in the Operating Partnerships. The effect of the exchange of certain limited partners' interests for Wyndham Class A common stock, resulted in an adjustment to the basis of certain assets from the application of EITF 95-7. This adjustment is reflected in the accompanying condensed consolidated balance sheet as a reduction in basis of Wyndham's investment in real estate and related improvements of $37.2 million, investment in unconsolidated subsidiaries of $2.6 million and goodwill and intangibles of $78.4 million.

Interstate's Third-Party Hotel Management Business

  On May 27, 1998, Wyndham and Old Interstate entered into a settlement agreement, as amended, with Marriott which addressed certain claims asserted by Marriott in connection with Wyndham's then proposed merger with Old Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed Wyndham's merger with Old Interstate to close. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Old Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by Wyndham of the third-party management business.

  Effective June 18, 1999, Wyndham distributed approximately 92% of Interstate in the form of a dividend to shareholders. Shareholders of record on June 7, 1999 received one share of newly issued Interstate stock for every thirty paired shares of Patriot and Old Wyndham. The remaining 8% is owned equally by Wyndham and Marriott International, Inc.

  As a result of the spin-off, Wyndham now also owns an approximate 55% non-controlling interest in the subsidiary of Interstate which now operates the third-party management business that Wyndham acquired from Old Interstate.

Forward Equity Contracts

  Wyndham's aggregate obligation under the forward equity contracts was approximately $335.8 million at June 30, 1999. Effective June 30, 1999, Wyndham settled in full all of the forward equity contracts in cash, with part of the proceeds of the $1 billion equity investment. The 100.7 million shares owned or held by the counterparties were retired effective June 30, 1999.

WYNDHAM INTERNATIONAL, INC.

Results of Operations: Quarter Ended June 30, 1999 Compared with Quarter Ended June 30, 1998

  For the three months ended June 30, 1999, Wyndham (including its consolidated subsidiaries) had hotel revenues of $628,332,000 as compared to $422,010,000 during the three months ended June 30, 1998. Of the approximate $206,322,000 increase, approximately $137,057,000 was a result of hotels acquired in the Interstate Merger and the Summerfield acquisition. These two transactions were completed in June of 1998. The second contributing factor is the acquisition of leaseholds, from CHC Lease Partners, DTR North Canton Inc. (the "Doubletree Lessee") and North Coast Hotels, L.L.C. ("North Coast"). In the second quarter of 1998, the income generated from these leases was reflected as participating lease income. In the second quarter of 1999, approximately $45,253,000 was reflected as hotel revenues, adding to the increase in hotel revenues between periods. Hotel expenses increased from $299,021,000 to $450,544,000, as with revenues, the vast majority of this increase is a result of the two transactions, which occurred in June of 1998, and the acquisition of the leaseholds.

  As discussed above, the decline in participating lease revenue to $255,000 in the second quarter of 1999 from $13,505,000, was a result of the acquisition of the leaseholds from third party lessees. At June 30, 1999, Wyndham owned one hotel that was leased to a third party, as compared to fourteen in June of 1998.

  Management fee and service fee income was $20,427,000 and $22,982,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease is primarily the result of a decrease in incentive fee income associated with seventeen management contracts which were renewed in 1998 with no provision for Wyndham to earn incentive fees.

  Interest and other income decreased from $5,024,000 for the three months ended June 30, 1998 to $2,139,000 for the three months ended June 30, 1999. This decline was due to a termination fee of $2,950,000, in 1998 recorded as other income for the termination of a management contract, in the second quarter of 1998.

  Total revenues and expenses from the racecourse facility operations were $1,942,000 and $2,673,000 respectively, for the three months ended June 30, 1998. There were no revenues or expenses for the same period in 1999, as the racetrack operations were sold in February of 1999.

  General and administrative expenses were $60,962,000 for the three months ended June 30, 1999 as compared to $20,502,000 for the same period last year. This $40,460,000 increase is due in part to the overhead required due to the growth in the portfolio of managed and leased hotels since 1998. However, a significant portion is due to several additional factors as follows:

    As a result of the $1 billion equity investment, Wyndham incurred costs of $6,737,000 due to acceleration of vesting of certain employees' stock awards and incurred $3,309,000 of expenses in reviewing different strategic alternatives. The reorganization resulted in the work associated with a high yield bond offering and a bond offering in Puerto Rico to cease resulting in a write-off of costs associated with the offerings totaling $3,687,000, and $2,390,000 in other abandoned transaction costs.

    Wyndham also incurred $2,671,000 in legal and unwind fees in order to settle the forward equity contracts at June 30, 1999 and $3,704,000 of costs associated with the spin-off of Old Interstate's third-party management business.

    Wyndham also recorded $4,495,000 in bad debt expense for the write-off of receivables from a hotel that Wyndham no longer intends to manage and has given notice to terminate the management contract.

    In addition, Wyndham has also reflected in general and administrative expenses, costs of $2,867,000 for the quarter associated with becoming Year 2000 compliant.

  As discussed in Note 4, Wyndham recorded a restructuring charge of $185,382,000. The charge primarily consisted of the following: $83,094,000, for the write off of an intangible asset associated with the paired share structure which was abandoned June 30, 1999, and $4,667,000 for severance payments due to the elimination of job responsibilities. In addition, Wyndham reflected $82,299,000 in costs to write-down assets to estimated fair values, including goodwill of $28,394,000, as a result of management's strategy to exit from the European market for their non-branded assets which will be sold, and $7,059,000 in staffing reductions and other exit costs, primarily lease cancellations, necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. In addition, a charge of $8,263,000 for the tradename intangibles attributable to the Carefree brand was recorded, as management has decided that none of the owned or managed assets will carry the Carefree brand now or in the future.

  Depreciation and amortization expense was $80,796,000 for the three months ended June 30, 1999 compared to $51,326,000 for the three months ended June 30, 1998. This increase results from the hotels acquired in June of 1998 from the Interstate and Summerfield acquisitions.

  Interest expense for the three months ended June 30, 1999 was $90,985,000 compared to $53,494,000 in 1998 resulting in an increase of $37,491,000. The increase in interest expense is in part due to an additional $1.45 billion in debt borrowed on June 2, 1998, in order to complete the Interstate Merger. This debt resulted in interest expense and related amortization of loan costs of $29,417,000 for the quarter ended June 30, 1999 as compared to $3,968,000 for the quarter ended June 30, 1998. In addition, $11,700,000 in fees were recorded during the quarter ended June 30, 1999 as interest expense for the extension of certain maturities relating to the credit facility. The remaining increase is due to the mortgage debt assumed in the Interstate transaction, and the refinancing of other mortgage debt.

  The primary components of interest expense for the three months ended June 30, 1999 are $52,291,000 of interest related to the revolving credit facility and term loans, $21,426,000 of interest on mortgage notes, $12,333,000 of amortization of deferred financing costs and $6,672,000 of other interest related to other miscellaneous notes, capital lease obligations and commitments payable. Interest expense for the three months ended June 30, 1998 consists primarily of $32,429,000 of interest on the credit facility, and $10,669,000 of mortgage note balances outstanding, $5,374,000 of amortization of deferred financing costs and $7,438,000 of interest related to other miscellaneous notes, capital lease obligations and commitments payable. Additionally, Wyndham capitalized interest totaling $1,737,000 and $2,416,000 for the three months ended June 30, 1999 and 1998, respectively, associated with major renovations of certain hotel properties.

  In connection with the acquisition of certain leaseholds and license agreements, Wyndham recognized an expense of $57,062,000 related to the cost of acquiring these agreements for the second quarter of 1998, no such expenses were recognized for the same period in 1999.

  In 1999, Wyndham recognized $8,102,000 of net losses related to the disposition of assets during the second quarter.

  Wyndham's share of income from unconsolidated subsidiaries was $1,230,000 for the three months ended June 30, 1999 as compared to $2,293,000 in 1998.

  The provision for income taxes increased to $645,496,000 for the three months ended June 30, 1999 from $932,000 for the three months ended June 30, 1998. The increase is primarily due to the $675,000,000 charge recorded during June 1999 due to Patriot converting from a REIT to a C corporation, and the operations of certain special purpose controlled subsidiaries, which separately report and pay taxes on their taxable income. For federal income tax purposes, the taxable income from these entities cannot be consolidated with Wyndham's taxable income or loss, and hence cannot be offset by operating losses created at the Wyndham Partnership.

  Wyndham repaid certain debt obligations of Interstate and Summerfield and, as a result, Wyndham incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt in the amount of $11,843,000 net of minority interest, and income tax effects in 1998. In 1999, because of the new financing obtained, Wyndham wrote off the remaining balance of unamortized deferred financing costs associated with the Old Credit facility resulting in an extraordinary loss of $9,838,000, net of minority interest, and income tax effects.

  As a result, the net loss was $877,230,000 for the three months ended June 30, 1999 and $26,254,000 for the three months ended June 30, 1998.

Results of Operations: Six Months Ended June 30, 1999 Compared withSix Months Ended June 30, 1998

  For the six months ended June 30, 1999, hotel revenues were $1,267,162,000 as compared to $712,653,000 during the six months ended June 30, 1999. Of the approximate $554,509,000 increase, approximately $407,857,000 was attributable to 1998 acquisitions including Interstate, Summerfield, Arcadian International and WHG. In addition, the purchase of the remaining third party leaseholds interests, primarily CHC Lease Partners, NorthCoast Hotels, and Doubletree Lessee, on June 30, 1998, December of 1998, and January of 1999 led to increases of hotel revenue of $94,067,000 as the operations of the hotels during 1999 were consolidated in the statement of operations, whereas in 1998, Wyndham was receiving a participating rent payment. Hotel expenses increased from $499,874,000 in 1998 to $896,276,000 in 1999. As with revenues, the vast majority of this increase is a result of these acquisitions, and the acquisition of the leaseholds. As a percentage of revenue, gross operating profits remained relatively constant between periods.

  As discussed above, the contributing factor of the decline in participating lease revenue from $34,070,000 during the six months ended June 30, 1998, to only $588,000 for the same period in 1999 was the acquisition of the third party leaseholds. At June 1999, Wyndham leases only one hotel to a third party lessee as compared to 14 in June of 1998.

  Management fee and service fee income was $43,218,000 and $36,821,000 for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily the result of the acquisition of the third party management contracts during 1998 resulting from the Interstate merger and the Summerfield acquisition.

  Interest and other income remained relatively constant between periods, decreasing slightly from $6,734,000 in 1998 to $6,699,000 in 1999.

  Total revenues from the racecourse facility operations (including interest and other income) were $4,561,000 for the six months ended June 30, 1999 compared to $24,991,000 for the same period last year. Total costs and expenses associated with the racecourse operations (included marketing costs, and general and administrative expenses) were $3,867,000 for the six months ended June 30, 1999 compared to $20,857,000 for the same period last year. These decreases are due to the sale of Bay Meadows racecourse effective February 1999.

  General and administrative expenses were $111,358,000 for the 1999 period compared to $37,808,000 for the 1998 period. In part, the increase is due to the overhead required due to the growth in the portfolio of owned managed and leased hotels during 1998. However, the significant portion of the increase was due to several factors as follows:

    As a result of the $1 billion equity investment, Wyndham incurred costs of $6,737,000 due to the acceleration of vesting of certain employees' stock awards and Wyndham incurred $3,309,000 of expenses in reviewing different strategic alternatives. The reorganization resulted in work associated with a high yield bond offering and a bond offering in Puerto Rico to cease, resulting in a write-off of costs associated with the offerings totaling $3,687,000, and $5,038,000 in other abandoned transaction costs.

    Wyndham also incurred $4,681,000 in legal and unwind fees in order to settle the forward equity contracts at June 30, 1999 and $3,704,000 of costs associated with the spin-off on Intestate's third-party management business.

    In addition, Wyndham has also reflected in general and administrative expenses, costs associated with becoming Year 2000 compliant of $3,554,000 during 1999.

    Wyndham also recorded $4,495,000 in bad debt expense for the write-off of receivables from a hotel that Wyndham no longer intends to manage and has given notice to terminate the management contract.

  Cost of acquiring license agreements and leaseholds was $803,000 for the six months ended June 30, 1999 as compared to $57,062,000 for the same period in 1998. This decrease is primarily due to the prior year amount including the purchase of 17 leasehold interest acquired in connection with the CHCI merger.

  As discussed in Note 4, Wyndham recorded $185,382,000, of costs associated with the restructuring. The costs primarily consisted of the following:
$83,094,000 for the write off an intangible asset associated with the paired share structure which was abandoned June 30, 1999, and $4,667,000 associated with severance payments due to the elimination of job responsibilities. In addition, Wyndham reflected $82,299,000 in costs to write-down assets to estimated fair values, including goodwill of $28,394,000 as a result of management's strategy to exit from the European market for non-branded assets which will be sold, and $7,059,000 in staffing reductions and other exit costs, primarily lease cancellations, necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. Wyndham also recorded a charge of $8,263,000 for the write-off of the Carefree trade name that will no longer be used with any existing or future hotels.

  Interest expense for the six months ended June 30, 1999 was $181,200,000 as compared to $89,451,000 for the same period last year. The increase is due in part to the closing of $1.45 billion in debt in June of 1998 for the merger with Old Interstate. Related to this increased debt, interest of $3,968,000 was reflected for one month in June of 1998, as compared to $53,528,000 for the six months in 1999. Secondly, as a result of extending certain maturities of the credit facilities, Wyndham paid $11,700,000 in fees which has been reflected in interest expense. Finally, Wyndham assumed, and incurred additional debt in order to finance the Summerfield, Interstate and Arcadian transactions during 1998.

  The primary components of interest expense for the six months ended June 30, 1999 are $104,919,000 of interest related to the revolving credit facility and term loans, $41,162,000 of interest on mortgage notes, $24,821,000 of amortization of deferred financing costs and $14,864,000 of other miscellaneous notes, capital lease obligations and commitments payable. Interest expense for the six months ended June 30, 1998 consists primarily of $54,987,000 of interest on the credit facility, $21,014,000 on mortgage note balances outstanding, $8,984,000 of amortization of deferred financing costs and $9,077,000 of interest related to other miscellaneous notes, capital lease obligations and commitments payable. Additionally, Wyndham capitalized interest totaling $4,566,000 and $4,611,000 for the six months ended June 30, 1999 and 1998, respectively, associated with major renovations of certain hotels.

  Depreciation and amortization expense was $156,905,000 for the six months ended June 30, 1999 compared to $86,929,000 for the six months ended June 30, 1998. Of the $69,976,000 increase, $54,904,000 was attributable to the significant transactions which occurred during the first six months of 1998, which included Arcadian International in April of 1998, Summerfield and Interstate in June of 1998. The remaining increase is due to depreciation on renovations at the hotels and amortization of goodwill.

  In 1999, Wyndham also recognized $5,327,000 of net losses related to the disposition of assets.

  Wyndham's share of income from unconsolidated subsidiaries was $3,931,000 for the six months ended June 30, 1999 as compared to $5,487,000 for the six months ended June 30, 1998.

  The provision for income taxes increased from $4,490,000 for the six months ended June 30, 1998 to $654,439,000 for the six months ended June 30, 1999. The increase is primarily due to the $675,000,000 charge recorded during June 1999 due to Patriot converting from a REIT to a C corporation, and the operations of certain special purpose controlled subsidiaries, which separately report and pay taxes on their taxable income. For federal income tax purposes, the taxable income from these subsidiaries cannot be consolidated with Wyndham's taxable income or loss and hence can not be offset by operating losses created at the Wyndham Partnership.

  Minority interest's share of loss associated with the Operating Partnerships was $6,642,000 for the six months ended June 30, 1999 as compared to $1,447,000 for the same period last year due to increased losses in the Operating Partnerships.

  Minority interest's share of income in Wyndham's other consolidated subsidiaries was $4,064,000 in 1999 as compared to $3,014,000 in 1998.

  For the six months ended 1998, certain debt obligations of Old Wyndham, Interstate and Summerfield were repaid upon the merger and acquisition of these entities. As a result, Wyndham incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt resulting in an extraordinary loss of $30,560,000, net of minority interest and income taxes. In connection with the new debt financing in 1999, Wyndham wrote off the remaining balance of unamortized deferred financing costs associated with the Old Credit facility resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes.

  As a result, the net loss was $876,658,000 for the six months ended June 30, 1999 and $7,842,000 for the six months ended June 30, 1998.

Results of Reporting Segments:
Quarter Ended June 30, 1999 Compared with Quarter Ended June 30, 1998

  Wyndham's results of operations are classified into six reportable segments. Those segments include Wyndham hotels, resort properties, all suite properties, other proprietary branded properties, non-proprietary branded properties and other.

  Wyndham hotel properties include Wyndham Hotels, Wyndham Gardens and Wyndham Grand Heritage and represent approximately 22.5% and 25.3% of total revenue for the three months ended June 30, 1999 and 1998, respectively. Total revenue was $146,640,000 compared to $117,841,000 for the quarters ended June 30, 1999 and 1998, respectively. The increase is primarily due to the conversion of other non proprietary assets acquired in June of 1998 to Wyndham hotels. Operating income for the Wyndham hotels was $40,861,000 compared to $29,192,000 for the quarters ended June 30, 1999 and 1998, respectively.

  Resort hotel properties, including Grand Bay and Wyndham represent approximately 19.3% and 26.9% of total revenue for the quarters ended June 30, 1999 and 1998, respectively. Total revenue was $125,976,000 compared to $125,392,000 for the quarters ended June 30, 1999 and 1998, respectively. Operating income for the resort properties was $29,014,000 compared to $32,373,000 for the quarters ended June 30, 1999 and 1998, respectively.

  All suite properties, including Summerfield and Sierra represent approximately 5.4% and 2.2% of total revenue for the three months ended June 30, 1999 and June 30, 1998. Total revenue and operating income were $35,192,000 and $7,931,000, respectively for the three months ended June 30, 1999, and $10,175,000 and $814,000, respectively, for the three months ended June 30, 1998. The increase is because the portfolio was not acquired until June of 1998.

  Other proprietary branded properties including Malmaison, Grand Heritage, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 3.9% and 5.2% of total revenue for the quarters ended

June 30, 1999 and 1998, respectively. Total revenue was $25,087,000 compared to $24,060,000 for the quarters ended June 30, 1999 and 1998, respectively. Operating income for these properties was $7,922,000 and $8,203,000 for the quarters ended June 30, 1999 and 1998, respectively.

  Non proprietary branded properties including Hilton, Holiday Inn, Marriott, Ramada, Radisson, Hampton and other major hotel franchises, represent approximately 45.4% and 31.1% of total revenue for the quarters ended June 30, 1999 and 1998, respectively. Total revenue was $295,436,000 compared to $144,541,000 for the quarters ended June 30, 1999 and 1998, respectively. The increase is due primarily to the acquisition of the owned and leased Interstate properties; the leasehold interests in CHC Lease Partners and North Coast hotels in June and December of 1998, respectively; as well as several other leasehold acquisitions throughout 1998. After accounting for these changes, there was no significant change in revenue from 1998. Operating income for these properties was $71,945,000 and $45,779,000 for the quarters ended June 30, 1999 and 1998, respectively. After accounting for the above acquisitions, operating income was consistent with 1998.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Wyndham recorded restructuring expenses that have also been included in this segment. Total revenue for the other segment was $22,822,000 and $43,454,000 for the quarters ended June 30, 1999 and 1998, respectively. The overall $20,632,000 decrease in this segment's revenue was caused by several factors including, the sale of the Bay Meadows Race Track operations and leasehold effective February 1, 1999 which reduced revenue by approximately $1,942,000. The purchase of the remaining third party leasehold interests, primarily CHC Lease Partners and North Coast Hotels in June and December of 1998, respectively, reduced participating lease revenue by $13,250,000. Operating losses for the segment were $383,291,000 and $134,976,000 for the quarters ended June 30, 1999 and 1998, respectively. In addition to the decrease in revenues, the increase in the segment's operating loss is a result of increased expenses resulting from the mergers and acquisitions in 1998. Interest expense increased $37,491,000, depreciation and amortization increased $29,470,000 and corporate general and administrative expense increased $40,460,000. The sale of the Bay Meadows Race Track accounted for an approximate $2,673,000 decrease in expenses. Wyndham also recorded a restructuring charge of $185,382,000.

Results of Reporting Segments:

Six months Ended June 30, 1999 Compared with Six months Ended June 30, 1998

  Wyndham hotel properties represent approximately 21.9% and 33.1% of total revenue for the six months ended June 30, 1999 and 1998, respectively. Total revenue was $289,936,000 in 1999 as compared to $269,647,000 or an increase of 7.5%. Operating income was $82,846,000 in 1999 as compared to $72,781,000 in 1998. The increase is primarily a result of the rebranding of certain hotels acquired in 1998 from non-proprietary brand to Wyndham Hotels.

  Resort hotel properties represent approximately 21.6% and 24.6% of total revenue for the six months ended June 30, 1999 and 1998 respectively. Total revenue increased from $200,226,000 to $285,655,000 while operating income increased from $59,172,000 in 1998 to $87,157,000 in 1999. The increase is primarily due to the acquisition of the remaining partner's interest in WHG in March of 1998. Prior to the acquisition, Wyndham accounted for its investment in El Conquistador and El San Juan, on the equity basis of accounting. Subsequent to the purchase of the partners' interest, the operations were consolidated into the statement of operations.

  All suite properties represent approximately 5.2% and 1.2% of total revenue for the six months ended June 1999, as compared to 1998. Total revenue increased from $10,175,000 to $68,305,000 and operating income increased from $814,000 to $14,410,000 for the six months ended 1998 to 1999, respectively. Summerfield was not acquired until June of 1998; the timing of the acquisition is the primary reason for the increase of both revenues and operating income.

  Other proprietary branded properties represent approximately 3.5% and 3.6% of total revenue for the six months ended June 1999, as compared to 1998. Total revenue increased from $29,265,000 to $46,710,000 and operating income increased from $10,060,000 to $13,477,000 for the six months ended 1998 to 1999. The hotels acquired in the Arcadian acquisition were not acquired until April of 1998, accounting primarily for the increase of both revenues and operating income.

  Other nonproprietary branded properties represent approximately 43.6% and 24.9% of total revenue for the six months ended June 1999, as compared to 1998. Total revenue increased from $203,340,000 to $576,557,000 and operating income increased from $61,021,000 to $136,479,000 for the six months ended 1998 to 1999, respectively. The increase is due primarily to the acquisition of the owned and leased Interstate properties; the leasehold interest in CHC Lease Partners, NorthCoast, and the Doubletree Lessees. After accounting for these changes, there were no significant changes in revenue and operating income between periods.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in the segment are primarily interest, depreciation and amortization and cooperate general and administrative expenses. In 1999, Wyndham also recorded restructuring expenses that have also been included in this segment. Total revenue for the other segment was $55,065,000 and $102,616,000 for the six months ended June 30, 1999 and June 30, 1998 respectively. The overall $47,551,000 decrease in this segment's revenue was caused by several factors. The sale of Bay Meadows Race Track operations and leasehold effective February 1, 1999 reduced revenue by $20,430,000. The purchase of the third party leasehold interests, primarily CHC Lease Partners and NorthCoast Hotels reduced participating lease revenue by $33,482,000. The decrease in revenues was partially offset by increases in management and service fees due to additional management contracts acquired in the Interstate, and Summerfield acquisitions. Operating losses for the segment were $553,259,000 and $180,560,000 for the six months ended June 30, 1999 and 1998, respectively. In addition to the decrease in revenues, the increase in the segment's operating loss is a result of increased expenses resulting from the mergers and acquisitions in 1998. Interest expense increased $91,749,000, depreciation and amortization increased $69,976,000 and corporate and general and administrative expenses increased $69,055,000. The sale of the Bay Meadows Racetrack accounted for an approximate $16,990,000 decrease in expenses, and the cost of acquiring the third party leaseholds in 1998 decreased expenses by an additional $56,259,000. However, Wyndham recorded a restructuring charge in the second quarter of 1999, for $185,382,000 contributing to the loss in this segment.

 Statistical Information

  During 1999, Wyndham's portfolio of owned and leased hotels, experienced continued growth in both average daily rate ("ADR") and revenue per available room ("REVPAR") of approximately 3.0% and 1.4% for the three months ended June 30, 1999, and 3.5% and 1.9% for the six months ended June 30, 1999, respectively, while occupancy remained relatively stable. Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current strength of market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for Wyndham's owned and leased hotels for the three and six month periods ended June 30, 1999 and 1998 as if the hotels were owned at the beginning of the periods presented.

                                 Three months ended June 30                 Six months ended June 30
                          ------------------------------------------ -----------------------------------------
                          Occupancy         ADR           REVPAR     Occupancy         ADR          REVPAR
                          ----------  --------------- -------------- ----------  --------------- -------------
                          1999  1998   1999    1998    1999   1998   1999  1998   1999    1998    1999   1998
                          ----  ----  ------- ------- ------ ------- ----  ----  ------- ------- ------ ------
Wyndham Branded Hotels..  74.2% 75.2% $120.65 $116.13 $89.57 $ 87.36 72.9% 73.8% $129.76 $123.80 $94.60 $91.36
Grand Bay Hotels &
 Resorts................  69.1  68.1   263.07  258.72 181.68  176.13 71.4  72.1   311.91  311.21 222.61 224.25
Summerfield and Sierra
 Suites.................  82.5  85.4   117.78  115.50  97.13   98.62 80.0  82.2   119.27  116.69  95.38  95.96
Malmaison...............  85.6  74.4   125.82  118.15 107.75   87.90 83.3  76.2   125.49  117.00 104.60  89.21
Clubhouse...............  61.5  71.8    68.97   68.57  42.45   49.23 58.3  68.0    69.24   68.53  40.37  46.57
Arcadian................  64.7  63.0   124.91  124.54  80.79   78.50 58.4  56.4   121.18  116.67  70.77  65.81
Non Proprietary Brands..  73.9  75.4   103.49  101.50  76.52   76.53 71.0  72.4   103.56  101.32  73.51  73.37
                          ----  ----  ------- ------- ------ ------- ----  ----  ------- ------- ------ ------
 Weighted Average.......  74.6% 75.8% $113.46 $110.16 $84.60 $ 83.47 72.2% 73.4% $117.72 $113.72 $85.01 $83.45

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents as of June 30, 1999 were $252.5 million, including restricted cash of $93.9 million. Cash and cash equivalents as of June 30, 1998 were $163.5 million, including capital improvement reserves of $25.2 million.

 Cash Flow Provided by Operating Activities

  Wyndham's principal source of cash to fund operating expenses and pay dividends on its preferred stock is cash flow provided by operating activities. Wyndham's principal source of cash flow is from the operation of the hotels that it owns, leases and manages. Cash flows from operating activities were $127.1 million for the six months ended June 30, 1999, and $152.7 million for the six months ended June 30, 1998. The decrease is primarily due to increased interest expense, and general and administration expenses related to evaluating strategic alternatives, and certain severance costs.

  As a result of the reorganization, Wyndham will pay significantly more in federal income taxes, but will have the ability to retain significantly more earnings than was previously the case because Wyndham is not required to distribute at least 95% or more of its taxable income to its shareholders. Wyndham anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions. Wyndham does not anticipate paying a dividend to its common shareholders. However, as a result of the issuance of the series B preferred stock, for the first six years dividends are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the investors' preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of series B preferred stock as determined by the Board of Directors. After year ten, dividends are payable solely in cash.

 Cash Flows From Investing and Financing Activities

  Cash flows used in investing activities of Wyndham were $142.1 million for the six months ended June 30, 1999, resulting primarily from the acquisition of hotel properties, property renovations and improvements, and cash deposited as escrows and property improvement reserves. Cash flows provided by financing activities of $50.5 million for the six months ended June 30, 1999 were primarily related to the net proceeds from the sale of the series B preferred stock, the net proceeds from the new credit facility and the net proceeds from the new mortgage debt, partially offset by the repayment of the old credit facility, term loans, and the settlement of the forward equity contracts.

  Cash flows used in investing activities of Wyndham were $1.4 billion for the six months ended June 30, 1998, resulting primarily from the acquisition of hotel properties and management companies, renovation expenditures at certain hotels, as well as cash deposited as collateral under the forward equity contracts. Cash flows from financing activities of $1.3 billion for the six months ended June 30, 1998 were primarily related to borrowings under the revolving credit facility and mortgage notes, and net proceeds from private placements of equity securities, net of payments of dividends and distributions.

  As of June 30, 1999, Wyndham had approximately $1.3 billion outstanding under the term loan, $650 million outstanding under the increasing rate loan facility, and $50 million outstanding under the revolving credit facility. Additionally, Wyndham had outstanding letters of credit totaling $24.4 million. As of June 30, 1999, Wyndham also had over $1.5 billion of mortgage debt outstanding that encumbered 83 hotels and approximately $40.9 million in other debt, resulting in total indebtedness of approximately $3.5 billion. As of June 30, 1999, Wyndham had $425.6 million of additional availability under the new revolving credit facility.

  Forward Equity Transactions

  Wyndham's aggregate obligation under the forward equity transactions was approximately $335.8 million at June 30, 1999. Effective June 30, 1999, Wyndham settled in full all of the forward equity transactions in cash, with part of the proceeds of the $1 billion equity investment. The 100.7 million shares owned or held by the counterparties were retired effective June 30, 1999.

 Credit Facility and Term Loan

  Wyndham's old credit facility with The Chase Manhattan Bank, Chase Securities, Inc. and Paine Webber Real Estate consisted of a $900 million revolving credit facility and a series of term loans in the aggregate amount of $1.8 billion. Interest rates were based on Wyndham's leverage ratio and varied from 1.5% to 3% over LIBOR. On June 30, 1999 the credit facility and term loans were repaid with net proceeds of the $1 billion equity investment and the new credit facilities.

 New Credit Facility

  Concurrent with the closing of the $1 billion equity investment, Wyndham closed on a new $2.45 billion credit facility which consists of a $1.3 billion term loan with a seven year term, a $500 million revolving credit facility with a five year term, and a $650 million increasing rate loan facility with a five year term. Proceeds, net of closing costs and fees of approximately $41.1 million from the term loan and the revolving credit facility, and proceeds, net of closing costs and fees of approximately $17.9 million from the increasing rate loan facilities, were used to retire existing indebtedness.

  Interest rates are based upon LIBOR spread varying from 2.75% to 3.50% per annum for the term loan, and 1.25% to 2.75% per annum for the revolving credit facility, based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. The term loan and the revolving credit facility are guaranteed by the domestic subsidiaries of Wyndham, and are secured by pledges of equity interest held by Wyndham and its subsidiaries. Wyndham's ability to borrow under its revolving credit facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios.

  Interest rates for the increasing rate loans are based on LIBOR rates (less statutory reserves), plus 3.50% through September 30, 1999, and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%. The lender under the increasing rate loans receive the benefit of the same guarantees and pledges of security provided under the new term loan, and revolving credit facility.

 New Mortgage Debt

  Effective June 30, 1999 Wyndham also closed on a $346 million mortgage loan with Bear, Stearns Funding, Inc., which is secured by twenty-five properties. The loan matures on July 1, 2004 and bears interest at the LIBOR rate, plus 3.25% per annum. Proceeds from the mortgage debt were used to retire existing mortgage indebtedness.

  Additionally, effective June 30, 1999 Wyndham closed on a $235 million mortgage loan with Lehman Brothers Holdings Inc. which is secured by ten properties. The mortgage loan has a three-year term, with a one year extension option, and bears interest at the LIBOR rate plus 3.50% per annum, plus an additional 1.75% on the principal amount payable at maturity. Proceeds from this mortgage loan were used to retire existing mortgage indebtedness.

 Renovations and Capital Improvements

  During the first six months of 1999, Wyndham invested approximately $79.8 million in capital improvements and renovations. Management reserves an average of 4.0% of total hotel revenues, and believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total hotel revenues in a single year.

  Wyndham attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through capital expenditure reserves or with working capital.

 Inflation

  Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit Wyndham's ability to raise room rates in the face of inflation.

 Seasonality

  The hotel industry is seasonal in nature. Revenues for certain of Wyndham's hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in revenue at the hotels may cause quarterly fluctuations in the Wyndham's revenues.

 Year 2000 Compliance

  Many computer systems were not designed to interpret any dates beyond 1999, which could lead to business disruptions in the United States and internationally (the "Year 2000 issue"). Wyndham recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and have adopted an extensive compliance program. The compliance program involves three major program areas:

  .  corporate information technology infrastructure and reservation systems

  . other electronic assets, which include automated time clocks; point-of-sale systems; non-information technology systems, such as embedded technologies that operate fire-life safety systems, phone systems, energy management systems; and other similar systems

  .  third parties with whom Wyndham conducts business

  Wyndham is applying a three phase approach to each program area:

  . Inventory Phase -- identify systems and third parties that may be affected by Year 2000 issues

  . Assessment Phase -- prioritize the inventoried systems and third parties, assess their Year 2000 readiness, and plan corrective actions

  . Remediation Phase -- implement corrective actions, verify implementation, and formulate contingency plans

  Wyndham has engaged a consulting firm to conduct the inventory and assessment phases of the compliance program. Wyndham has completed inventory and assessment phases with respect to the corporate information technology infrastructure and reservation systems. Wyndham has also completed the inventory and assessment phases with respect to the information technology and other electronic assets that are located in the hotels, other than some of the Hotels which are either managed, but not owned, by Wyndham or owned, but not leased or operated, by Wyndham (the "Third Party Compliance Hotels"). Based on those assessments and working with our consultants, it was determined which systems were not Year 2000 compliant and developed appropriate remediation plans.

  Wyndham is implementing the necessary work to remediate those systems at its owned and leased hotels, and have completed 80 percent of that work. Wyndham engaged a consulting firm to provide the support and additional skills to effect the necessary remediation in sufficient time for testing and any necessary modifications.

  Of the 93 Third Party Compliance Hotels that were not acquired in the merger with Interstate Hotels (the "Interstate Merger"), 66 Third Party Compliance Hotels have been assessed as part of the compliance program and we have begun to implement remediation plans at 52 of those hotels. The owners of the other 14 Third Party Compliance Hotels that were assessed have to date neither taken any action to effect the necessary remediation identified in the assessment nor authorized Wyndham to effect the remediation on behalf of the owners. While none of the remaining 27 Third Party Compliance Hotels have been assessed by the consultants, 20 of the owners have informed Wyndham that they completed their own assessments. Wyndham continues to monitor the status of the Third Party Compliance Hotels and have reminded the owners of the importance of making the Third Party Compliance Hotels Year 2000 compliant in sufficient time to permit adequate testing. Wyndham is surveying the Year 2000 compliance of the owners of the hotels that are franchised under the Wyndham brand but not managed by Wyndham, and have informed those owners of the appropriate standards to make the equipment operating the systems Year 2000 compliant. However, as the systems at the Third Party Compliance Hotels and franchised hotels are not under Wyndham's control, Wyndham must rely on the information provided by those owners or managers/operators and will not be able to test the assessment or remediation effected by third parties at the Third Party Compliance Hotels or the franchised hotels.

  Wyndham presently expects to expend approximately $34 million in connection with Year 2000 issues. As of June 30,1999, $2.0 million had been incurred in connection with the inventory and assessment phases of the compliance program and $9.9 million to remediate the systems. However, the anticipated expenditures may increase as the remediation plans are completed.

  As part of the settlement of litigation arising out of the Interstate Merger, Wyndham agreed to contribute to a new company management of the Third Party Compliance Hotels acquired in that merger, and then dispose of substantially all of that new company's stock by means of a spin-off to stockholders or otherwise. That spin-off has been completed and Wyndham does not expect to bear any of the costs related to the inventory, assessment and remediation of those hotels.

  Wyndham has identified the vendors and service providers that are critical to its businesses and have requested those parties to provide information concerning their Year 2000 compliance and remediation efforts. Wyndham has received responses from 55 percent of those vendors as of June 30, 1999. Wyndham is continuing to seek additional information from those parties that did not respond or did not provide sufficient information, but cannot guarantee that all vendors or service providers will comply with these requests. More importantly, Wyndham must rely on the information provided by the third parties and will not be able to test the third parties' compliance. As a result, Wyndham may not be able to accurately determine the Year 2000 compliance of those vendors or service providers. Based on preliminary responses, Wyndham believes that its most critical vendors and service providers will not cause its operations to be materially disrupted as a result of Year 2000 issues. During the remainder of 1999, Wyndham intends to determine the extent to which it will be able to replace vendors and service providers that are expected to be non-compliant. Due to the lack of alternate sources, however, in most instances Wyndham will be required to remain with non-compliant vendors or service providers. As the non-compliant vendors and service providers are identified, appropriate contingency plans will be determined.

  Wyndham believes that its current compliance program will allow sufficient time to identify which of its systems and other electronic assets are not Year 2000 compliant and to effect the necessary remediation to avoid substantial problems arising from Year 2000 induced failures. Wyndham believes that its reprogramming, upgrading and systems replacements will be implemented by the end of the third quarter of 1999. Wyndham believes that this should provide adequate time to further correct any problems that did not surface during the implementation and testing for those systems. Notwithstanding that, Wyndham recognizes that some vendors and the owners and managers/operators of the Third Party Compliance Hotels may not comply with their present schedules and could affect timing and remediation efforts generally. If Wyndham is not successful in implementing its Year 2000 compliance plan, Wyndham may suffer a material adverse impact on its consolidated results of operations and financial condition.

  In addition to those systems within our control and the control of our vendors and suppliers, there are other systems that could have an impact on our businesses and which may not be Year 2000 compliant by January 1, 2000. These systems could affect the operations of the air traffic control system and airlines or other segments of the lodging and travel industries, or the economy and travel generally. In addition, these systems could affect the Third Party Compliance Hotels or the hotels franchised under our brands whose owners and managers/operators are implementing their own compliance programs. These systems are outside of our control or influence and their compliance may not be verified by Wyndham. However, these systems could adversely affect our financial condition or results of operation.

  Wyndham is continuing to develop contingency plans to address potential Year 2000 induced failures. Because Wyndham has no control over third party assessment and remediation efforts, its contingency planning is focused on externally caused disruptions. Wyndham is developing its plans on the belief that the consequences of Year 2000 induced failures will be local in nature. Wyndham's plans will be based on existing contingency plans for operations during storms and other natural disasters. While each Hotel is developing a contingency plan, any disruption in utilities or other key local services could have the effect of disrupting operations of several hotels located in the affected geographic area. As part of the contingency planning, Wyndham is evaluating the continued management of the Third Party Compliance Hotels that do not become Year 2000 compliant. Wyndham's initial contingency plans are expected to be completed in October 1999.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

  Wyndham's primary market risk exposure is to future changes in interest rates related to the Companies' derivative financial instruments and other financial instruments including debt obligations, interest rate swaps, interest rate caps, and future debt commitments.

  Wyndham manages its debt portfolio by periodically entering into interest rate swaps and caps to achieve an overall desired position of fixed and floating rates or to limit its exposure to rising interest rates.

  The following table provides information about Wyndham's derivative and other financial instruments that are sensitive to changes in interest rates.

 . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at June 30, 1999. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at June 30, 1999.

 . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 1999.

                            1999       2000       2001      2002      2003    Thereafter  Face Value Fair Value
                          --------  ----------  --------  --------  --------  ----------  ---------- ----------
                                               (in thousands, except for share data)
Debt
Long-term debt
 obligations including
 Current Portion
 Fixed Rate.............  $  2,290  $   32,817  $  8,322  $ 46,129  $  6,766  $  334,891  $  431,215 $  431,215
 Average Interest Rate..      8.71%       8.66%     7.85%     8.93%     8.56%       8.18%
 Variable Rate..........  $ 65,093  $  121,861  $140,047  $276,234  $ 78,208  $2,410,854  $3,092,297 $3,092,297
 Average Interest Rate..      7.70%       8.11%     7.82%     8.41%     7.64%       8.70%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps
 Pay Fixed/Receive
  Variable..............       --   $   91,640  $ 29,910  $500,000  $250,000         --   $  871,550 $      800
 Average Pay Rate.......      5.96%       5.96%     5.98%     6.00%     5.84%        --
 Average Receive Rate...      5.96%       5.96%     6.00%     6.01%     6.05%        --
Interest Rate Caps
 Notional Amount........  $208,750  $1,500,000  $ 55,420       --        --   $   30,000  $1,794,170 $      415
 Strike Rate............      6.98%       6.97%     6.50%     8.50%     8.50%       8.50%
 Forward Rate...........      5.60%       6.22%     6.46%     6.50%     6.61%       6.65%

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On June 29, 1992 an action for trademark infringement was filed in the New York Supreme County of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al v. Wyndham Hotel Company. Ltd. It is based upon the Madoses' alleged use of the mark WYNDHAM in connection with the Wyndham Hotel located in Manhattan, New York City, and operated by the Madoses since 1966 pursuant to a lease agreement entered into by the Madoses on June 1, 1957. The case was tried in May 1996, and an order and partial judgement was entered in March 1998. The order enjoins us from using the name and mark "Wyndham" in connection with the advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on Wyndham's use of the name and mark "Wyndham" in all other areas of New York outside of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. In December 1998, Wyndham appealed that judgment to the New York Supreme Court, Appellate Division, First Department. In January 1999, Wyndham moved for a stay of the injunction pending appeal which motion was granted by the Appellate Division, First Department on February 4, 1999. On May 18, 1999 the Appellate Division, First Department rendered a decision and order affirming the final judgment. On May 24, 1999, Wyndham filed a motion for permission to appeal that decision to the Court of Appeals of the State of New York. In July 1999, Wyndham received notice that the Court of Appeals of the State of New York would not hear the appeal.

  Patriot and Old Wyndham have received two letters dated November 11, 1998 and December 2, 1998 (the "Letters") from the counsel for the Koffman family and its affiliates (collectively, "Koffman") in connection with a Registration Rights Agreement entered into as of March 31, 1998 (the "Agreement") among Patriot, Old Wyndham and the Holders as defined therein, which such Holders include Koffman. Counsel has asserted in the Letters that, in connection with Patriot's and Old Wyndham's exercise of their "black-out" rights under the Agreement, on October 8, 1998 Patriot and Old Wyndham are in breach of their obligations to Koffman under the Agreement. Counsel has stated in the Letters that Koffman will seek relief from Patriot and Old Wyndham for any losses that Koffman may have sustained in connection with Patriot's and Old Wyndham's alleged breach of the Agreement and also have implied that Koffman may file against Patriot and Old Wyndham unspecified claims allegedly arising under the federal securities laws. If Patriot and Old Wyndham are sued, they plan to vigorously defend this lawsuit.

  Patriot and Old Wyndham have disclosed various matters relating to Patriot and Old Wyndham in their Form 8-K filed with the Securities and Exchange Commission on November 9, 1998 including, without limitation, an assertion by UBS AG, London Branch ("UBS") that Patriot and Old Wyndham are in default under the terms of a forward contract by and among Patriot, Old Wyndham and UBS. Patriot and Old Wyndham also have disclosed various matters in their Joint Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 1999, and in registration statements on Form S-3 (filed on April 28, 1999) and Form S-4 (filed on April 14, 1999).

  On January 12, 1999, a putative class action lawsuit was filed on behalf of the shareholders of Patriot and Old Wyndham in the Delaware Chancery Court. This lawsuit, captioned Charles Fraschilla v. Paul A. Nussbaum, et al., No. 16895-NC, names as defendants Patriot, the then Patriot directors ("Patriot Directors"), and Apollo Real Estate Advisors, L.P., Apollo Management, L.P., The Thomas H. Lee Company, Beacon Capital Partners, Inc. and Rosen Consulting Group (collectively, the "Investors"). This lawsuit alleges, among other things, that the Patriot Directors breached their fiduciary duties to Patriot's then shareholders with respect to Patriot's financial condition and by "effectively selling control" of Patriot to the Investors for inadequate consideration and without having adequately considered or explored all other alternatives to the sale or having taken steps to maximize shareholder value; and the Investors aided and abetted the Patriot Directors in their purported breaches of fiduciary duty. In the complaint, the plaintiff seeks an injunction preventing the consummation of the deal with the Investors (which Investment now has been consummated) and monetary damages.

  On January 19, 1999, three additional and similar putative class action lawsuits were filed in the same court by different purported class representatives: Sybil R. Meisel and Steven Langsam, Trustees v. Paul A. Nussbaum, et al., No 16905-NC; Crandon Capital Partners v. Paul A. Nussbaum, et al., No. 16906-NC; and Robert A. Staub v. Paul A. Nussbaum, et al., No. 16907-NC. The four suits since have been consolidated under the Fraschilla caption.

  The parties have negotiated and entered into a memorandum of understanding to settle these four putative consolidated class action lawsuits, dated on or about April 6, 1999 (the "Memorandum of Understanding"). The Memorandum of Understanding sets forth the principal bases for the settlement, which include, among other things, the modification of Wyndham's obligations to make the optional $300 million rights offering (the "Rights Offering") specified in
Section 6.13 of the Securities Purchase Agreement, as follows: (a) Wyndham shall make the Rights Offering; (b) the Rights Offering shall be made no earlier than 60 days after the Closing Date, as defined in the Securities Purchase Agreement (the "Closing Date"), and shall be held open for a period of not less than 30 days, and Wyndham shall use its good faith efforts to commence the Rights Offering no later than 120 days after the Closing Date; provided, however, that Wyndham will not be required to make the Rights Offering if: (i) the SEC does not declare effective any registration statement with regard to securities of Wyndham to be offered in the Rights Offering;
(ii) there is a pending court order, motion, legal proceeding or other action to enjoin, prevent or delay the Rights Offering; or (iii) the Rights Offering cannot be completed, despite Wyndham's good faith efforts, within 170 days of the Closing Date. The Memorandum of Understanding and the proposed settlement will be contingent upon (a) the drafting and execution of a Stipulation of Settlement (the "Stipulation") and related documents necessary to effectuate the terms of the proposed settlement; (b) the continuation and completion by plaintiffs of reasonable and appropriate discovery sufficient to enable plaintiffs' counsel to confirm the bona fides of the defendants' position and that the settlement is and continues to be fair, equitable and reasonable and in the best interest of the Class; and (c) Final Court Approval of the settlement (as defined in the Memorandum of Understanding) and dismissal of the Action with prejudice by the Court.

  In the Stipulation, it is anticipated that the parties will request that the Court certify, for purposes of settlement, a non-opt out, binding class of all persons and entities (exclusive of defendants and their affiliates) who own shares of Wyndham common stock or are unit holders of Patriot American Hospitality, L.P. or Wyndham International Partnership, L.P., beneficially or of record, as of the Record Date (to be set in the Stipulation) and/or sold shares of Patriot or Wyndham common stock or units of the partnerships during the period from December 15, 1998 to and including the Record Date (the "Class"): that the Court approve the settlement, including dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants and others. It is expected that counsel for the class plaintiffs will submit a fee application to the Court for an award of attorney's fees and expenses. In the Memorandum of Understanding, counsel for class plaintiffs agreed that such an application would not exceed $1.25 million, and Wyndham agreed to pay an award of attorney's fees and expenses if ordered by the Court to the extent that it does not exceed $1.25 million.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under throught its merger transaction with Interstate Hotels Corporation. On March 26, 1999, Patriot filed an answer to the complaint in which it denied all liability. Wyndham plans to vigorously defend this lawsuit.

  On May 7, 1999, a putative class action lawsuit was filed in the United States District Court for the Northern District of California on behalf of former shareholders of California Jockey Club and Bay Meadows Operating Company (collectively, "Bay Meadows") who subsequently became shareholders of Patriot, Patriot American Hospitality Operating Company and Wyndham as a result of the merger (the "Merger") of the above companies on or about July 1, 1997 (the "Class"). This lawsuit, captioned Johnson, et al. v. Patriot American Hospitality, Inc. et al., C-99-2153-SI, names as defendants Patriot American Hospitality, Inc., Wyndham International, Inc., PAH GP, Inc. PAH LP, Inc., Patriot American Hospitality Partnership, L.P., Wyndham International Operating

Partnership, L.P. and PaineWebber Group, Inc. This action was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing (May 7, 1999). This action asserts securities fraud claims and alleges that the purported class members wrongfully were induced to tender their Bay Meadows shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. This action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14,
1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. A motion is pending to have this Texas action transferred to the Northern District of California for all purposes, another motion is pending to have this Texas action and the Levitch and Gallagher lawsuits identified below transferred to the Northern District of California for consolidated pretrial purposes, and a cross-motion is pending to have all the California actions transferred to the Northern District of Texas for consolidated pretrial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On or about June 22, 1999, a putative class action lawsuit captioned Levitch
v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Another action, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, alleges substantially the same allegations and claims as mentioned above, a motion is pending to have these two actions consolidated with the four actions pending in the Northern District of California and the Susnow action pending in the Northern District of Texas. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On May 18, 1999, Patriot received correspondence from Deborah Szekely ("Szekely"), one of the sellers of Golden Door Spa, which Patriot purchased on May 28, 1998. In that correspondence, Szekely threatened to file a complaint sounding in securities fraud based upon allegedly misleading financial information provided to Szekely by Patriot. On May 21, 1999, Patriot received correspondence from counsel for Szekely stating that Szekely would prosecute a civil action against Patriot and related entities. Counsel enclosed a draft Tolling Agreement with that letter. Patriot and potential litigants entered into a Tolling Agreement on May 26, 1999, which extended the period for the sellers to file a complaint to June 29, 1999. The Tolling Agreement subsequently was extended to July 15, 1999 and then to August 2, 1999. Counsel has provided Patriot with a draft complaint which purports to assert claims under California state law for securities fraud, fraud in the inducement, common law fraud, breach of fiduciary duty and deceit. To the best of Patriot's knowledge, Szekely has not yet commenced an action. If a complaint is filed and served on Patriot, Patriot plans to vigorously defend this lawsuit.

  Patriot, a subsidiary of Patriot (the "Subsidiary"), which is the general partner of a partnership (the "Partnership") and an affiliate of the Subsidiary, which is a limited partner of the Partnership, are parties to a dispute with another limited partner of the Partnership relating to a proposed hotel development in Jacksonville, Florida. The case is captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but later removed and now pending in the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ. J 20B. Wyndham plans to vigorously defend this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Since March 31, 1999, Wyndham International, Inc. ("Wyndham") has issued securities in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the following amounts and for the consideration set forth below.

  On June 30, 1999 Wyndham issued 9.55 million shares of Series B convertible preferred stock to a group of investors for aggregate gross consideration of $955 million. For the series B preferred stock, dividends are payable quarterly, on a cumulative basis, at a rate of 9.75% per year. For the first six years, the dividends are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the investors' series B preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of series B preferred stock, with the cash component initially equal to 30% for the first dividend and declining over the period to approximately 19.8% for the final dividend in year six. For the next four years dividends are payable in cash or additional shares of series B preferred stock as determined by the Board of Directors; and after year 10, dividends are payable solely in cash. If any dividends are paid on the Wyndham common stock, additional dividends will be paid in the amount that would have been paid on the shares of Wyndham common stock into which the series B preferred stock is then convertible. If a change in control or a liquidation of Wyndham occurs within six years following the investment, any dividends remaining for the six years will be accelerated and paid. The series B preferred stock is not redeemable by Wyndham for six years, except that $300 million of the series B preferred stock may be redeemed during the 170 day period following the closing of the investment. The series B preferred stock can vote with the Wyndham common stock on an as-converted basis on matters submitted to the common stockholders and voting as a separate class on specified matters, with special rules applying to the election of directors. The series B preferred stock is also convertible, at the holder's option, into a number of shares of Wyndham common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

  On June 30, 1999 Wyndham issued 15,097,354 shares of its common stock in exchange for 12,539,564 paired common partnership units, 1,324,804 preferred B paired partnership units, 655,892 preferred A Wyndham partnership units and 577,094 preferred C Wyndham partnership units.

  On July 1, 1999 Wyndham issued 450,000 shares of Series B convertible preferred stock to Beacon Capital Partners, L.P. ("Beacon") for $45 million. Beacon transferred its loan receivable from PAH Realty Company, LLC to Wyndham International, Inc. for the purchase of these 450,000 shares of Series B preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Patriot and Wyndham each held its annual meeting of stockholders on June 29, 1999. During this meeting, stockholders were asked to consider and vote upon certain proposals relating to the sale of ten million shares of Series B convertible preferred stock, at $100 per share, for $1 billion in cash, and other transactions relating to the restructuring of Wyndham and Patriot in accordance with a securities purchase agreement. Additionally, stockholders of both Patriot and Wyndham were asked to vote on the election of certain individuals to the Board of Directors.

  For each of Patriot's four proposals, the results of the shareholders voting were as follows:

                                                              Votes
  Proposal                                       Votes FOR   AGAINST  Abstaining
  --------                                       ---------- --------- ----------
1. To approve the merger of a wholly-owned
  subsidiary of Wyndham with and into Patriot..  89,315,308 1,547,231   160,845
2. To approve a reverse stock split of Patriot
  common stock.................................  89,377,776 2,822,524   251,880
3. To terminate the pairing agreement dated
  February 17, 1983, as amended, between
  Patriot and Wyndham..........................  88,329,717 2,429,725   263,941
4. To reelect three members of the Board of
  Directors of Patriot to serve until the 2002
  annual meeting of stockholders and until
  their respective successors are duly elected
  and qualified; as follows:
  John H. Daniels..............................  85,917,653       --  6,534,531
  Gregory R. Dillon............................  85,917,240       --  6,534,944
  Philip J. Ward...............................  85,917,685       --  6,534,499

  For each of Wyndham's eleven proposals, the results of the shareholders voting was as follows:

                                                             Votes
  Proposal                                      Votes FOR   AGAINST  Abstaining
  --------                                      ---------- --------- ----------
 1. To approve the issuance for cash of $1
   billion of Wyndham Series B convertible
   preferred stock to new investors...........  87,765,200 2,418,492   549,488
 2. To approve the issuance of shares of
   Wyndham common stock to existing holders of
   Wyndham's preferred stock and existing
   limited partners of Wyndham's and Patriot's
   operating partnerships in exchange for
   their preferred stock and limited
   partnership interests......................  87,907,294 2,202,554   623,330
 3. To approve the merger of a wholly-owned
   subsidiary of Wyndham with and into
   Patriot....................................  88,855,650 1,642,601   234,932
 4. To approve a reverse stock split of
   Wyndham common stock.......................  88,266,820 3,272,959   587,761
 5. To terminate the existing pairing
   agreement, dated February 17, 1983, as
   amended, between Patriot and Wyndham.......  88,618,330 1,834,659   280,192
 6. To increase the authorized common stock of
   Wyndham....................................  88,455,616 2,370,343   302,982
 7. To increase the authorized preferred stock
   of Wyndham.................................  82,383,731 8,039,429   310,017
 8. To create a class of common stock
   designated as "class A" common stock.......  87,720,504 2,627,755   384,919
 9. To create a class of common stock
   designated as "class B" common stock.......  87,642,055 2,694,028   397,093
10. To change the structure and composition of
   the Board of Directors of Wyndham as
   described in the joint proxy
   statement/prospectus dated June 1, 1999....  88,051,169 2,723,482   304,189
11. To reelect four members of the Board of
   Directors of Wyndham to serve until the
   2002 annual meeting of stockholders and
   until their respective successors are duly
   elected and qualified, as follows:
   Leonard Boxer..............................  85,492,232       --  6,636,713
   Burton C. Einspruch, M.D. .................  85,491,819       --  6,637,126
   Susan T. Groenteman........................  85,484,161       --  6,644,784
   Arch K. Jacobsen...........................  85,492,232       --  6,636,713

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K--Legal to review & update as necessary

  (a) Exhibits:

 Item No. Description
 -------- -----------
  4.1     Registration Rights Agreement for Series B Preferred stockholders
  4.2     Registration Rights Agreement for former Operating Partnership unit holders
 10.1     Executive employment agreement dated April 19, 1999 between Wyndham
          International Inc. and Leslie V. Bentley
 10.2     Executive employment agreement dated April 19, 1999 between Wyndham
          International Inc. and Michael A. Grossman
 10.3     Executive employment agreement dated April 19, 1999 between Wyndham
          International Inc. and Stanley M. Koonce, Jr.
 10.4     Executive employment agreement dated April 19, 1999 between Wyndham
          International Inc. and Carla S. Moreland
 10.5     Executive employment agreement dated May 26, 1999 between Wyndham
          International Inc. and Richard Mahoney
 10.6     Letter agreement dated July 12, 1999 between Lawrence S. Jones and
          Wyndham International Inc.
 10.7     Letter agreement dated July 12, 1999 between William W. Evans III and
          Patriot American Hospitality Inc.
 27.1     Financial Data Schedule--Wyndham (filed herewith).

  (b) Reports on Form 8-K:

(1) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed February 4, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 that Patriot and Wyndham received consents from Patriot's bank group to amend the terms of Patriot's $2.7 billion bank credit facility.

(2) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed February 16, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 a press release announcing that Patriot had extended a letter of intent with an investor group, comprised of Thomas H. Lee Company, Apollo Real Estate Advisors, L.P., Apollo Management, L.P., Beacon Capital Partners, Inc., and Rosen Consulting Group, under which the investor group would purchase up to $1 billion of convertible preferred stock.

(3) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 2, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 that Patriot had entered into a definitive securities purchase agreement with a group of investors, including affiliates of Thomas H. Lee Company, Apollo Real Estate Advisors, L.P., Apollo Management, L.P., Beacon Capital Partners, Inc., and Rosen Consulting Group, providing for a $1 billion equity investment in the Companies.

(4) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 3, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 that Paul A. Nussbaum had resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot.

(5) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 26, 1999 (Nos. 001-09319 and 001-09320), reporting under Item 5 current developments regarding the spin-off of Interstate Hotels Management, Inc.

(6) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. filed March 29, 1999 (Nos. 001-09319 and 001-09320), as amended May 10, 1999 and May 24, 1999, filing under Item 5 the pro forma financial information for the year ended December 31, 1998.

(7) Current Report on Form 8-K of Wyndham International, Inc. filed July 13, 1999 (No. 001-09320), reporting under Item 2 the completion of the sale of ten million shares of Series B convertible preferred stock, at $100 per share, for $1 billion in cash, and the related restructuring of Wyndham International, Inc. and Patriot American Hospitality, Inc. in accordance with the terms of a Securities Purchase Agreement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          Wyndham International, Inc.

                                                    /s/ RICHARD MAHONEY
                                          By___________________________________
                                                      Richard Mahoney
                                                  Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)
DATED: August 13, 1999