Form 10-Q
period 1999-09-30
WYNDHAM INTERNATIONAL INC
filed 1999-11-15
CIK 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from       to

                         Commission File Number 1-9320

                               ----------------

                          WYNDHAM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  94-2878485
                     (I.R.S. Employer Identification No.)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, as of the close of business on November 10, 1999, was 167,661,671.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Financial Statements..............................................   2

Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of September 30, 1999
   (unaudited) and December 31, 1998......................................   3
  Condensed Consolidated Statements of Operations for the three and nine
   month periods ended September 30, 1999 and 1998 (unaudited)............   4
  Condensed Consolidated Statements of Cash Flows for the nine month
   periods ended September 30, 1999 and 1998 (unaudited)..................   5
  Notes to Condensed Consolidated Financial Statements as of September 30,
   1999 (unaudited).......................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  23

Item 3. Qualitative and Quantitative Disclosures about Market Risks.......  39

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................  40

Item 2. Changes in Securities and Use of Proceeds.........................  43

Item 4. Submission of Matters to Vote of Security Holders.................  43

Item 6. Exhibits and Reports on Form 8-K:

    Exhibits..............................................................  43

    Reports on Form 8-K...................................................  43

Signatures................................................................  44

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents..........................   $   113,763   $  123,085
 Restricted cash....................................       102,321       35,869
 Accounts and lease revenue receivable..............       192,813      194,583
 Inventories........................................        23,832       23,583
 Prepaid expenses and other assets..................        32,526       35,346
                                                       -----------   ----------
  Total current assets..............................       465,255      412,466
                                                       -----------   ----------
Investment in real estate and related improvements
 net of accumulated depreciation of $438,644 in 1999
 and $252,580 in 1998...............................     5,498,237    5,585,616
Investment in unconsolidated subsidiaries...........       177,164      146,912
Mortgage notes and other receivables from
 unconsolidated subsidiaries........................         1,982       78,403
Notes and other receivables.........................        37,456       41,334
Management contract costs, net of accumulated
 amortization $23,649 in 1999 and $11,258 in 1998...       124,610      194,014
Leasehold costs, net of accumulated amortization of
 $12,976 in 1999 and $5,989 in 1998.................       135,431      179,922
Trade names and franchise costs, net of accumulated
 amortization of $9,882 in 1999 and $6,670 in 1998..       104,722      125,974
Deferred acquisition costs..........................        17,234       16,144
Goodwill and intangibles, net of accumulated
 amortization of $27,778 in 1999 and $20,895 in
 1998...............................................       364,733      553,889
Deferred expenses, net of accumulated amortization
 of $41,318 in 1999 and $29,136 in 1998.............        97,925       37,998
Other assets........................................        46,760       42,998
                                                       -----------   ----------
  Total assets......................................   $ 7,071,509   $7,415,670
                                                       ===========   ==========
        LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..............   $   237,521   $  313,657
 Deposits...........................................        35,663       26,392
 Current portion of borrowings credit facility, term
  loans, mortgage notes and capital lease
  obligations.......................................       131,499    1,274,918
                                                       -----------   ----------
  Total current liabilities.........................       404,683    1,614,967
                                                       -----------   ----------
Borrowings under credit facility, term loans,
 mortgage notes and capital lease obligations.......     3,418,041    2,582,603
Deferred income taxes...............................       730,946      123,463
Due to unconsolidated subsidiaries..................           374        7,919
Deferred income.....................................        15,956          174
Minority interest in the Operating Partnerships.....        23,590      253,970
Minority interest in other consolidated
 subsidiaries.......................................       167,203      229,537
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  10,170,599 in 1999................................           102          --
 Preferred stock, $0.01 par value; authorized:
  100,000,000 shares; shares issued and outstanding:
  8,981,886 in 1998.................................           --            90
 Excess stock, $0.01 par value; authorized:
  750,000,000 shares; no shares issued and
  outstanding.......................................           --           --
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,240,510 in 1999 and 213,521,647 in 1998.......         1,672        4,270
 Additional paid in capital.........................     3,737,252    3,024,540
 Receivable from shareholders and affiliates........       (16,984)     (16,364)
 Unearned stock compensation, net of accumulated
  amortization of $19,144 in 1999 and $13,447 in
  1998..............................................          (409)      (5,494)
 Unrealized loss on securities available for sale...        (1,060)      (1,245)
 Unrealized foreign exchange gain...................           294        2,749
 Accumulated deficit................................    (1,410,151)    (405,509)
                                                       -----------   ----------
  Total shareholders' equity........................     2,310,716    2,603,037
                                                       -----------   ----------
   Total liabilities and shareholders' equity.......   $ 7,071,509   $7,415,670
                                                       ===========   ==========

           See notes to condensed consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   -------------------  ----------------------
                                     1999      1998        1999        1998
                                   --------  ---------  ----------  ----------
Revenue:
 Hotel revenue...................  $562,720  $ 554,331  $1,829,882  $1,266,985
 Participating and land lease
  revenue........................       341      8,932         929      49,627
 Racecourse facility.............       --       9,955       4,561      34,945
 Management fee and service fee
  income.........................    13,968     24,358      57,186      61,574
 Interest and other income.......     2,252      6,274       8,951      12,949
                                   --------  ---------  ----------  ----------
 Total revenue...................   579,281    603,850   1,901,509   1,426,080
                                   --------  ---------  ----------  ----------
Expenses:
 Hotel expenses..................   429,370    417,814   1,325,646     924,471
 Racing facility operations......       --       8,810       3,867      29,667
 General and administrative......    32,238     26,571     143,596      64,558
 Cost of acquiring leaseholds and
  license agreements.............       --       3,940         803      61,000
 Restructuring costs.............     3,906        --      189,288         --
 Interest expense................    85,478     82,739     266,678     172,191
 Depreciation and amortization...    75,653     68,236     232,558     155,165
 Net (gain) loss on sale of
  assets.........................    (1,104)       --        4,223         --
 Treasury lock settlement........       --      49,225         --       49,225
                                   --------  ---------  ----------  ----------
 Total expenses..................   625,541    657,335   2,166,659   1,456,277
                                   --------  ---------  ----------  ----------
Operating loss...................   (46,260)   (53,485)   (265,150)    (30,197)
 Equity in (losses) earnings of
  unconsolidated subsidiaries....      (931)     1,888       3,000       7,375
                                   --------  ---------  ----------  ----------
Loss before income tax provision,
 minority interests and
 extraordinary item..............   (47,191)   (51,597)   (262,150)    (22,822)
Income tax benefit (provision)...     3,386     (6,783)   (651,053)    (11,273)
                                   --------  ---------  ----------  ----------
Loss before minority interests
 and extraordinary item..........   (43,805)   (58,380)   (913,203)    (34,095)
Minority interest in the
 Operating Partnerships..........       --       4,722       6,642       6,169
Minority interest in other
 consolidated subsidiaries.......      (760)    (4,500)     (4,824)     (7,514)
                                   --------  ---------  ----------  ----------
Loss before extraordinary item...   (44,565)   (58,158)   (911,385)    (35,440)
Extraordinary loss from early
 extinguishment of debt, net of
 minority interest and income
 taxes...........................       --      (1,257)     (9,838)    (31,817)
                                   --------  ---------  ----------  ----------
 Net loss........................  $(44,565) $ (59,415) $ (921,223) $  (67,257)
                                   ========  =========  ==========  ==========
Basic loss attributable to common
 shareholders:
 Net loss........................   (44,565)   (59,415)   (921,223)    (67,257)
 Adjustment for equity forwards..       --         --      (19,372)        --
 Preferred stock dividends.......   (24,375)    (2,695)    (25,276)     (4,250)
                                   --------  ---------  ----------  ----------
 Basic net loss..................  $(68,940) $ (62,110) $ (965,871) $  (71,507)
                                   ========  =========  ==========  ==========
Basic loss per common share:
 Loss before extraordinary item..  $  (0.41) $   (0.39) $    (6.00) $    (0.30)
 Extraordinary loss..............       --       (0.01)      (0.06)      (0.24)
                                   --------  ---------  ----------  ----------
 Net loss per common share.......  $  (0.41) $   (0.40) $    (6.06) $    (0.54)
                                   ========  =========  ==========  ==========
Diluted loss to common
 shareholders:
 Net loss........................  $(44,565) $ (59,415) $ (921,223) $  (67,257)
 Adjustment for equity forwards..       --     (95,063)    (39,322)   (122,431)
 Preferred stock dividends.......   (24,375)    (2,695)    (25,276)     (4,250)
                                   --------  ---------  ----------  ----------
 Diluted net loss................  $(68,940) $(157,173) $ (985,821) $ (193,938)
                                   ========  =========  ==========  ==========
Diluted loss per common share:
 Loss before extraordinary item..  $  (0.41) $   (1.01) $    (6.13) $    (1.22)
 Extraordinary loss..............       --       (0.01)      (0.06)      (0.24)
                                   --------  ---------  ----------  ----------
 Net loss per common share.......  $  (0.41) $   (1.02) $    (6.19) $    (1.46)
                                   ========  =========  ==========  ==========

           See notes to condensed consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
Cash flows from operating activities:
 Net loss............................................ $  (921,223) $   (67,257)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation.......................................     190,714      120,864
  Amortization of unearned stock compensation........       5,697        4,818
  Amortization of deferred loan costs................      29,633       18,075
  Amortization of management contracts and trade
   names.............................................      15,498       15,523
  Amortization of goodwill and other assets..........      26,346       18,778
  Cost of acquiring leaseholds.......................         --        55,638
  Treasury lock settlement...........................         --        49,225
  Net loss on sale of assets.........................       4,223          --
  Issuance of stock for bonuses and directors' fee...         174          --
  Equity in earnings of unconsolidated
   subsidiaries......................................      (3,000)         880
  Minority interest in Operating Partnerships........      (6,642)      (7,375)
  Minority interest in other consolidated
   subsidiaries......................................       4,824       (6,169)
  Deferred income taxes..............................     622,025        7,514
  Write-down of real estate assets...................      53,524       (5,352)
  Write-off of intangible assets.....................     119,751          --
  Bad debt expense...................................       5,495          --
  Extraordinary loss from early extinguishment of
   debt..............................................       9,838       32,235
  Other..............................................         428          --
 Changes in assets and liabilities:
  Accounts and lease revenue receivable and other
   assets............................................     (14,207)     (25,272)
  Inventories........................................         184       (1,137)
  Accounts payable and accrued expenses..............     (39,124)      20,282
                                                      -----------  -----------
    Net cash provided by operating activities........     104,158      231,270
                                                      -----------  -----------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital assets.....................................     (69,951)  (1,349,705)
 Improvements and additions to hotel properties......    (146,542)    (187,695)
 Net proceeds from asset sales.......................      70,108       17,734
 Acquisition of management contracts.................      (5,695)     (32,299)
 Cash received in acquisition of real estate and
  hotel leases.......................................       1,100       98,312
 Collections on other notes receivable...............       2,681        9,563
 Advances on other notes receivable..................     (11,229)         --
 Increase in restricted cash accounts................     (62,973)      (8,283)
 Investment in unconsolidated subsidiaries...........     (13,720)     (13,985)
 Deferred acquisition costs..........................      (7,230)     (34,780)
 Net payments collected from unconsolidated
  subsidiaries.......................................         --         5,976
 Investment in mortgage and other notes receivable...         --        (3,688)
 Collections on mortgage and other notes receivable..       1,973          --
 Proceeds from termination of management contracts...      16,086          --
 Other...............................................       5,065       (1,467)
                                                      -----------  -----------
    Net cash used in investing activities............    (220,327)  (1,500,317)
                                                      -----------  -----------
Cash flows from financing activities:
 Borrowings under credit facility, term loans,
  mortgage notes and capital lease obligations.......   2,718,430    2,749,394
 Net repayments on credit facility and other debt....  (3,036,685)  (1,524,481)
 Payment of deferred loan costs......................    (107,244)     (32,729)
 Settlement of forward equity contracts..............    (329,481)         --
 Proceeds from issuance of preferred stock...........   1,000,000          --
 Cost to retire Patriot series B preferred stock.....     (13,966)         --
 Cash settlement with Interstate upon spinoff........     (17,102)         --
 Proceeds from issuance of common stock..............         --       277,474
 Payment of offering costs...........................     (76,942)      (3,805)
 Contributions received from minority interest in
  consolidated subsidiaries..........................         --         3,440
 Collections on notes receivable from shareholders
  and affiliates.....................................         --         2,999
 Distribution to minority interest holders...........     (23,168)         --
 Dividends and distributions paid....................      (8,211)    (131,038)
 Foreign currency translation adjustment.............         994          --
 Other...............................................         222        3,647
                                                      -----------  -----------
    Net cash provided by financing activities........     106,847    1,344,901
                                                      -----------  -----------
Net (decrease) increase in cash and cash
 equivalents.........................................      (9,322)      75,854
                                                      -----------  -----------
Cash and cash equivalents at beginning of period.....     123,085       42,431
                                                      -----------  -----------
Cash and cash equivalents at end of period........... $   113,763  $   118,285
                                                      ===========  ===========

           See notes to condensed consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)
                                  (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interests accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot. The 1999 financial statements of Wyndham are presented on a consolidated basis, representing the operations of the corporation and its subsidiaries, including Patriot. The 1998 financial statements of Wyndham are presented on a combined basis, representing the combined results of both Old Wyndham and Patriot.

  Unless otherwise stated herein, all information with respect to shares refers to Wyndham common stock since June 30, 1999 and to paired shares for periods before June 30, 1999.

  Patriot, through its wholly-owned subsidiary, PAH GP, Inc., is the sole general partner and the holder of a 1% general partnership interest in Patriot American Hospitality Partnership, L.P. (the "Patriot Partnership"). In addition, Patriot, through its wholly-owned subsidiary, PAH LP, Inc., owns an approximate 99% limited partnership interest in the Patriot Partnership. Wyndham owns a 1% general partnership interest and an approximate 99% interest in Wyndham International Operating Partnership, L.P. (the "Wyndham Partnership") as of September 30, 1999. The Patriot Partnership and the Wyndham Partnership are collectively referred to as the Operating Partnerships.

  The Patriot Partnership principally owns, directly or indirectly, interests in hotel properties and third party leaseholds. The Wyndham Partnership, directly or indirectly, principally leases hotel properties from the Patriot Partnership, owns interests in other hotel properties, and manages and franchises hotels for third parties.

  As of September 30, 1999, Wyndham, through the Operating Partnerships and other subsidiaries, owned interests in 175 hotels with an aggregate of over 43,000 guest rooms and leased 39 hotels from third parties with over 5,700 rooms. In addition, Wyndham manages 89 hotels for third party owners with over 21,000 guest rooms and franchises 11 hotels with over 2,600 guest rooms.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


 Principles of consolidation and combination

  The unaudited consolidated financial statements for 1999 include the accounts of Wyndham, its wholly-owned subsidiaries, including Patriot, and the partnerships, corporations and limited liability companies in which Wyndham owns a controlling interest.

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

  These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the combined financial statements and footnotes thereto included in Patriot's and Old Wyndham's Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to current period presentation with no effect to previously reported net income or retained earnings.

2. ACQUISITIONS AND DISPOSALS

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

  On July 30, 1999, Wyndham sold the Holiday Inn Redmont for net cash proceeds of $1,830 and recognized a loss of approximately $191.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


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

  On July 30, 1999, a wholly-owned subsidiary of Wyndham merged with Gencom Interest, Inc. As a result of the merger, Wyndham acquired the remaining 34.52% interest in the Omni Baltimore hotel, and 421,161 shares of Wyndham Class A common stock owned by Gencom Interest, Inc. The total purchase consideration for the merger was approximately $6,043 which consisted of 1,336,276 shares of Wyndham Class A common stock.

  On September 10, 1999, Wyndham acquired the remaining 75% interest in Le Manoir de Gressey, an 86 room hotel located near Paris, France for a total purchase price of approximately FRF 41,500 (approximately $6,658 based on exchange rates at the time of closing) and assumed debt of approximately FRF 51,000 (approximately $8,182 based on exchange rates at the date of closing).

 Like-Kind Exchange of Properties

  On September 3, 1999, Wyndham sold certain land located in San Mateo, California, to the Susan W. Lakatos Separate Property Trust Agreement, the Rot Family Trust, and Ernest Weil Family Trust U.T.A. for a gross purchase price of $3,500, and recognized a gain of approximately $985. These funds were placed in a restricted trust account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of a suitable hotel property.

3. INTERSTATE'S THIRD-PARTY HOTEL MANAGEMENT BUSINESS

  On May 27, 1998, Old Wyndham and Interstate Hotels Company ("Old Interstate") entered into a settlement agreement, as amended, with Marriott International, Inc. ("Marriott"), which addressed certain claims asserted by Marriott in connection with Old Wyndham's then proposed merger with Old Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed Old Wyndham's merger with Old Interstate to close. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Old Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by Wyndham of the third-party management business.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)

  Effective June 18, 1999, Old Wyndham distributed approximately 92% of Interstate Hotels Corporation ("Interstate") in the form of a dividend to shareholders. Shareholders of record on June 7, 1999 received one share of newly issued Interstate stock for every thirty paired shares owned of Patriot and Old Wyndham. The remaining 8% is owned equally by Wyndham and Marriott.

  As a result of the spin-off, Wyndham now also owns an approximate 55% non-controlling interest in the subsidiary of Interstate which now operates the existing third-party management business that Wyndham acquired from Old Interstate. As of September 30, 1999, Wyndham's investment in the entity was $52,837 and is reflected in investment in unconsolidated subsidiaries.

4. RESTRUCTURING AND NEW FINANCING TRANSACTIONS

  Effective June 30, 1999, Wyndham entered into a series of transactions as follows; 1) a $1 billion equity investment, 2) an organizational restructuring, 3) closing of a $2,450,000 credit facility, and 4) closing of new mortgage notes totaling $581,000, as follows:

 Equity investment

  Effective June 30, 1999, Wyndham completed a $1 billion equity investment with a group of investors. Pursuant to the terms of this investment, Wyndham issued 9.55 million shares of series B convertible preferred stock in exchange for gross proceeds of $955,000. On July 1, 1999, the remaining $45,000 was funded through the transfer of one of the investor's loan receivable from PAH Realty Company, LLC which is secured by a mortgage on the Battery March Hotel, to Wyndham International Inc. for the purchase of 450,000 shares of series B convertible preferred stock. Wyndham has incurred approximately $77,479 in costs attributable to the equity investment. This series B convertible preferred stock has the following terms, among others:

  . dividends payable quarterly, on a cumulative basis, at a rate of 9.75% per year;

  . for the first six years, the dividends are structured to ensure an aggregate fixed cash dividend payment of $29,250 per year, so long as there is no redemption or conversion of the investors' series B convertible preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of series B convertible preferred stock, with the cash component initially equal to 30% for the first dividend and declining over the period to approximately 19.8% for the final dividend in year six;

  . for the next four years, dividends are payable in cash or additional shares of series B convertible preferred stock as determined by the Board of Directors; and, after year 10, dividends are payable solely in cash;

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

  . not redeemable by Wyndham for six years, except that up to $300 million of the series B convertible preferred stock may be redeemed during the 170 day period following the closing of the investment;

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

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


  The investors will also have preemptive rights for the first five years following their investment as long as they own more than 15% of the Wyndham common stock.

  As noted above, for a period of 170 days following the completion of the investment, Wyndham may redeem up to $300 million of the series B convertible preferred stock at a redemption price of $102.00 per share (102% of the stated amount) plus all accrued dividends. In connection with the settlement of the class action litigation related to its restructuring discussed below, Wyndham intends to fund this redemption with the proceeds of its offering to its stockholders and the limited partners in the Operating Partnerships of rights to purchase up to three million shares of its series A convertible preferred stock, which generally has the same economic terms as the series B convertible preferred stock, but has no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods. The record date for the rights offering is September 30, 1999. The registration statement for the rights offering was declared effective on November 8, 1999, and the rights offering is scheduled to expire on December 8, 1999.

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

  Wyndham recorded a one-time charge of $675,000 to establish a deferred tax liability that resulted from Patriot's change in tax status from a REIT to a C corporation, as required by Statement of Financial Accounting Standard No.
109. This charge is included in income tax expense in the accompanying 1999 condensed consolidated statement of operations.

  Wyndham also recorded a restructuring charge of $189,288 as a result of the termination of the paired share structure, and management's decision to exit out of certain activities resulting in the write-down of certain non-strategic assets, and costs to sever certain employees.

  Wyndham recorded a charge of approximately $83,094 for the write off of the unamortized intangible asset associated with the paired share structure which was abandoned June 30, 1999. In addition, Wyndham incurred approximately $4,675, in severance and employee related costs for seven employees in the New York corporate office and two employees in the Dallas corporate office. The New York office was closed on June 30, 1999 and its employees were terminated at that time. Wyndham paid $4,175 in the form of cash and forgiveness of debt; the remaining unpaid portion of $500 has been included in accrued liabilities at September 30, 1999. Wyndham has also paid $573 in professional fees associated with the restructuring.

  Wyndham recorded a charge of $82,957 for the write-down of assets to estimated fair value, including goodwill of $28,394 as a result of management's strategy to exit from the European market for their non-branded assets which will be sold. In addition, Wyndham recorded costs of $7,226 associated with staffing reductions and other exit costs necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. Included in accounts payable and accrued expenses at September 30, 1999 was $3,345 related to severance costs to terminate 67 employees in the European office and $2,783 related to other exit costs for those actions, primarily lease cancellations, that have not yet been completed as of September 30, 1999. Wyndham expects these actions to be completed by December 31, 1999.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)

  In addition, a charge of $8,263 for the tradename intangibles attributable to the Carefree brand was recorded, as management has decided that none of the owned or managed assets will carry the Carefree brand now or in the future.

  On August 11, 1999, Wyndham announced its plan to realign its luxury division, in its continuing efforts to streamline its organization. As a result, the Phoenix division office was closed on September 10, 1999. Wyndham recorded costs of $2,006 associated with severance payments for staffing reductions of 19 employees, and $494 for other exit costs. As of September 30, 1999, included in accounts payable and accrued expenses was $2,251 related to severance costs and other exit costs that have not yet been completed as of September 30, 1999. Wyndham expects these actions to be completed by March 31, 2000.

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

  Generally, the assets of Old Wyndham, Patriot and the Operating Partnerships remained in the entity that owned them prior to restructuring, except that the non-voting stock of the non-controlled subsidiaries was transferred from the Patriot Partnership to Patriot.

 New credit facility

  Concurrent with the closing of the $1 billion equity investment described above, Wyndham closed on a new $2,450,000 credit facility which consists of: a $1.3 billion term loan with a seven year term, a $500,000 revolving credit facility with a five year term, and a $650,000 increasing rate loan facility with a five year term. Proceeds, net of closing costs and fees of approximately $41,125 from the term loan and the revolving credit facility, and proceeds, net of closing costs and fees of approximately $17,875 from the increasing rate loan facility, were used to retire existing indebtedness. At September 30, 1999, $100,000 was drawn on the new revolving credit facility.

  Interest rates are based upon LIBOR plus spreads varying from 2.75% to 3.50% per annum for the term loan, and 1.25% to 2.75% per annum for the revolving credit facility, based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. If any of the increasing rate loan facility remains outstanding, the applicable margins shall be increased by 0.25%. The term loan, and the revolving credit facility are guaranteed by the domestic subsidiaries of Wyndham, and are secured by pledges of equity interests

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)

held by Wyndham and its subsidiaries. Wyndham's ability to borrow under its revolving credit facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios.

  Interest rates for the increasing rate loans are based on LIBOR rates (less statutory reserves), plus 3.50% through September 30, 1999, and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%. The lender under the increasing rate loans receives the benefit of the same guarantees and pledges of security provided under the new term loan, and revolving credit facility.

 New mortgage debt

  Effective June 30, 1999, Wyndham also closed on a $346 million mortgage loan with Bear, Stearns Funding, Inc., which is secured by twenty-five properties. The loan matures on July 1, 2004 and bears interest at the LIBOR rate plus 3.25% per annum. Proceeds from the mortgage debt were used to retire existing mortgage indebtedness.

  Additionally, effective June 30, 1999, Wyndham closed on a $235 million mortgage loan with Lehman Brothers Holdings Inc. which is secured by ten properties. The mortgage loan has a three-year term, with a one year extension option, and bears interest at the LIBOR rate plus 3.50% per annum, plus an additional 1.75% on the principal amount payable at maturity. Proceeds from this mortgage loan were used to retire existing mortgage indebtedness.

  At September 30, 1999, the LIBOR rate was 5.4% and averaged 5.1% during the nine month period ended September 30, 1999.

5. CREDIT FACILITY, TERM LOANS, MORTGAGES AND OTHER NOTES

 Credit facility and term loans

  Prior to June 30, 1999, Wyndham's credit facilities were led by Chase Manhattan Bank, Chase Securities, Inc. and Paine Webber Real Estate Securities, Inc. and included a $900,000 revolving credit facility (the "Credit Facility") and a series of term loans in the aggregate amount of up to $1,800,000 (the "Term Loans"). Proceeds from the Credit Facility were used to fund certain of Wyndham's mergers, as well as to refinance certain outstanding indebtedness. Interest rates were based on Wyndham's leverage ratio and varied from 1.5% to 3.0% over LIBOR.

  The Term Loans and the Credit Facility, along with accrued interest and fees, were repaid in full on June 30, 1999 with proceeds from the new credit facility and the $1 billion equity investment. As a result of this repayment, Wyndham incurred an extraordinary loss on early extinguishment of debt of $9,838, net of minority interest and income tax effects.

 Paine Webber Mortgage Financing

  Effective June 30, 1999, a loan with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") for $103,000, including accrued interest, was repaid with proceeds from the new financings described above.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


  Effective June 30, 1999, Wyndham repaid two loans with Paine Webber Real Estate of $35,000 and $160,000 which were entered into in connection with the acquisition of the Wyndham Emerald Plaza Hotel located in San Diego California and the Arcadian acquisition, respectively, with proceeds from the new financings described above.

 Other mortgage debt

  During 1999, Beacon Capital Partners, L.P. ("Beacon") loaned $45,000 to Wyndham. The loan, which bore interest at LIBOR plus 2.5% was to mature on July 1, 1999. The loan was secured by a first mortgage on the Wyndham Boston hotel, a property under construction in Boston, Massachusetts. Wyndham paid Beacon a financing fee of 2.5% of the loan principal in May 1999. On July 1, 1999 the loan was transferred from Beacon to Wyndham International, Inc. for the purchase of 450,000 shares of Series B convertible preferred stock.

  In connection with the acquisition of Billerica, Wyndham assumed a construction note totaling $16,411. The loan bears interest at 9.5%, and matures May 17, 2000.

  In connection with the acquisition of Le Manoir de Gressey, Wyndham assumed mortgage debt of approximately $8,282; the loan bears interest at the French interbank base rate plus 1.5% and matures April 30, 2007.

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

  Additionally, on June 29, 1999, Wyndham refinanced $55,000 of debt on the Condado Hotel & Casino with The Bank of Nova Scotia. Principal payments on the loan are due in monthly amounts of $306 beginning on July 22, 1999 through maturity on July 22, 2004 at which time a balloon payment of $36,972 is due. The interest rate on the first $50,000 is based upon LIBOR spreads varying from 2.50% to 3.25% per annum, and on amounts over $50,000 is based upon LIBOR spreads varying from 3.00% to 3.75% per annum, based on a ratio of earnings to total debt service, as defined.

 Royal Bank of Scotland and Coutts & Company

  On August 12, 1999, Wyndham renegotiated its debt obligations to both the Royal Bank of Scotland and Coutts & Company. The debt with the Royal Bank of Scotland of approximately $63,870 at September 30, 1999 bears interest at the UK Base Rate plus 1.3% and matures August 2000 with an option to extend for an additional six months. The debt is secured by first lien mortgages encumbering 11 hotels of Arcadia. The agreement provides that 75% of the gross sale proceeds from each of the first eight hotels that are sold should be used to repay the outstanding obligation. To the extent that any amount of the debt remains outstanding, then 100% of the gross sales proceeds of the remaining three hotels should be applied to the outstanding balance. The debt with the Coutts & Company of approximately $32,256 at September 30, 1999 bears interest at Sterling Libor plus 2.5% and matures December 31, 2003. The debt is secured by first lien mortgages encumbering 5 Malmaison hotels.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)

6. FINANCIAL DERIVATIVES

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

  As of September 30, 1999, Wyndham had entered into three additional interest rate swap arrangements. The arrangements swap floating rate LIBOR-based interest rates for a fixed rate interest amount as a hedge against $50,987 of the outstanding balance on specific property related debt, and $400,000 of other indebtedness. The interest rate swap fixes the LIBOR portion of the debt interest rate at 5.31% per annum through January 2000 ($19,987), 5.42% per annum through March 2001 ($31,000) and 5.91% per annum through February 2000 (400,000). At September 30, 1999, Wyndham has various interest rate swap arrangements as a hedge against $1,272.1 of the outstanding balance of certain floating rate debt.

  Additionally during 1999, Wyndham entered into two interest rate cap arrangements as follows; an interest rate cap that limits LIBOR to 7% on up to $1,500,000 of indebtedness through April 2000, and an interest rate cap that limits LIBOR to 6.75% on up to $19,475 of indebtedness through March 2001.

  The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The unrealized gain on these derivative instruments was approximately $5,699 at September 30, 1999, which represents the net proceeds Wyndham would receive if the derivatives were sold.

7. COMPREHENSIVE LOSS

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive loss and its components. Wyndham adopted SFAS No. 130 beginning with their interim financial statements for the first quarter of 1998. Total comprehensive loss for the periods is as follows:

                                        Three Months
                                            Ended         Nine Months Ended
                                        September 30,       September 30,
                                      ------------------  -------------------
                                        1999      1998      1999       1998
                                      --------  --------  ---------  --------
   Net loss.......................... $(44,565) $(59,415) $(921,223) $(67,257)
   Unrealized (loss) gain on
    securities available for sale....     (676)     (767)       185    (1,388)
   Unrealized foreign exchange gain
    (loss)...........................    9,935     4,313     (2,455)    4,323
                                      --------  --------  ---------  --------
     Total comprehensive loss........ $(35,306) $(55,869) $(923,493) $(64,322)
                                      ========  ========  =========  ========

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


8. COMPUTATION OF EARNINGS PER SHARE

  Earnings per share have been computed as follows:

                                      Three Months Ended   Three Months Ended
                                      September 30, 1999   September 30, 1998
                                      -------------------- --------------------
                                       Basic    Diluted(1)  Basic    Diluted(1)
                                      --------  ---------- --------  ----------
   Loss before extraordinary item...  $(44,565)  $(44,565) $(58,158) $ (58,158)
   Adjustment for equity
    forwards(2).....................       --         --        --     (95,063)
   Preferred stock dividends........   (24,375)   (24,375)   (2,695)    (2,695)
                                      --------   --------  --------  ---------
   Loss attributable to common
    shareholders before
    extraordinary item..............   (68,940)   (68,940)  (60,853)  (155,916)
   Extraordinary loss...............       --         --     (1,257)    (1,257)
                                      --------   --------  --------  ---------
   Net loss attributable to common
    shareholders....................  $(68,940)  $(68,940) $(62,110) $(157,173)
                                      ========   ========  ========  =========
   Weighted average number of common
    shares outstanding..............   166,954    166,954   154,510    154,510
                                      ========   ========  ========  =========
   Loss per share:
     Loss before extraordinary
      item..........................  $  (0.41)  $  (0.41) $  (0.39) $   (1.01)
     Extraordinary loss.............       --         --      (0.01)     (0.01)
                                      --------   --------  --------  ---------
       Net loss.....................  $  (0.41)  $  (0.41) $  (0.40) $   (1.02)
                                      ========   ========  ========  =========

--------
(1) For the three months ended September 30, 1999, the dilutive effect of unvested stock grants of 733, the option to purchase common stock of 19 and preferred stock of 116,414 were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended September 30, 1998, the dilutive effect of unvested stock grants of 798, the option to purchase common stock of 494, preferred stock of 8,423 and common stock of 2,981 in connection with the forward equity contracts were not included in the computation of diluted earnings per share because they were anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts which could be settled in cash or stock, at Wyndham's option.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


                                    Nine Months Ended      Nine Months Ended
                                    September 30, 1999     September 30, 1998
                                   ---------------------  ---------------------
                                     Basic    Diluted(1)    Basic    Diluted(1)
                                   ---------  ----------  ---------  ----------
   Loss before extraordinary
    item.........................  $(911,385) $(911,385)  $ (35,440) $ (35,440)
   Adjustment for equity forwards
    (2)..........................    (19,372)   (39,322)        --    (122,431)
   Preferred stock dividends.....    (25,276)   (25,276)     (4,250)    (4,250)
                                   ---------  ---------   ---------  ---------
   Loss attributable to common
    shareholders before
    extraordinary item...........   (956,033)  (975,983)    (39,690)  (162,121)
   Extraordinary loss............     (9,838)    (9,838)    (31,817)   (31,817)
                                   ---------  ---------   ---------  ---------
   Net loss attributable to
    common shareholders..........  $(965,871) $(985,821)  $ (71,507) $(193,938)
                                   =========  =========   =========  =========
   Weighted average number of
    common shares outstanding....    159,254    159,254     132,450    132,450
                                   =========  =========   =========  =========
   Loss per share:
     Loss before extraordinary
      item.......................  $   (6.00) $   (6.13)  $   (0.30) $   (1.22)
     Extraordinary loss..........      (0.06)     (0.06)      (0.24)     (0.24)
                                   =========  =========   =========  =========
       Net loss..................  $   (6.06) $   (6.19)  $   (0.54) $   (1.46)
                                   =========  =========   =========  =========

--------
(1) For the nine months ended September 30, 1999, the dilutive effect of unvested stock grants of 795, the option to purchase common stock of 32 and preferred stock of 44,785 were not included in the computation of diluted earnings per shares because they are anti-dilutive. For the nine months ended September 30, 1998, the dilutive effect of unvested stock grants of 837, the option to purchase common stock of 1,175, preferred stock of 6,003 and common stock of 1,551 issued in connection with forward equity were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts which could be settled in cash or stock, at Wyndham's option.

9. COMMITMENTS AND CONTINGENCIES

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

 Contingencies

  On June 29, 1992 an action for trademark infringement was filed in the New York Supreme County of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al v. Wyndham Hotel Company, Ltd. It is based upon the Madoses' alleged use of the mark WYNDHAM in connection with the Wyndham Hotel located in Manhattan, New York City, and operated by the Madoses since 1966 pursuant to a lease agreement entered into by the Madoses on June 1, 1957. The case was tried in May 1996, and an order and partial judgement was entered in March 1998. The order enjoins us from using the name and mark "Wyndham" in connection with the advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on Wyndham's use of the name and mark "Wyndham" in all other areas of New York outside

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)

of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. In December 1998, Wyndham appealed that judgment to the New York Supreme Court, Appellate Division, First Department. In January 1999, Wyndham moved for a stay of the injunction pending appeal which motion was granted by the Appellate Division, First Department on February 4, 1999. On May 18, 1999 the Appellate Division, First Department rendered a decision and order affirming the final judgment. On May 24, 1999, Wyndham filed a motion for permission to appeal that decision to the Court of Appeals of the State of New York. In July 1999, Wyndham received notice that the Court of Appeals of the State of New York would not hear the appeal.

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

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


  The parties have negotiated and entered into a stipulation of settlement to settle these four putative consolidated class action lawsuits, dated September 17, 1999. The stipulation of settlement sets forth the principal bases for the settlement, which include, among other things, the modification of Wyndham's obligations to make the optional $300 million rights offering (the "Rights Offering") specified in Section 6.13 of the Securities Purchase Agreement, as follows: (a) Wyndham shall make the Rights Offering; (b) the Rights Offering shall be made no earlier than 60 days after the Closing Date, as defined in the Securities Purchase Agreement (the "Closing Date"), and shall be held open for a period of not less than 30 days, and Wyndham shall use its good faith efforts to commence the Rights Offering no later than 120 days after the Closing Date; provided, however, that Wyndham will not be required to make the Rights Offering if: (i) the SEC does not declare effective any registration statement with regard to securities of Wyndham to be offered in the Rights Offering; (ii) there is a pending court order, motion, legal proceeding or other action to enjoin, prevent or delay the Rights Offering; or (iii) the Rights Offering cannot be completed, despite Wyndham's good faith efforts, within 170 days of the Closing Date. The stipulation of settlement has been approved by order of the Delaware Chancery Court dated November 1, 1999.

  In the court's order, the Court certified, for purposes of settlement, a non-opt out, binding class of all persons and entities (exclusive of defendants and their affiliates) who owned shares of Wyndham common stock beneficially or of record, as of September 30, 1999 and/or sold shares of Patriot or Wyndham common stock during the period from January 12, 1999 to and including September 30, 1999 (the "Class"). The Court approved the settlement, including dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants and others and approved an award of attorneys' fees to counsel for the plaintiffs in the amount of $1.125 million. The Court order has not yet become final.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. On March 26, 1999, Patriot filed an answer to the complaint in which it denied all liability. Wyndham plans to vigorously defend this lawsuit.

  On May 7, 1999, a putative class action lawsuit was filed in the United States District Court for the Northern District of California on behalf of former shareholders of California Jockey Club and Bay Meadows Operating Company (collectively, "Bay Meadows") who subsequently became shareholders of Patriot, Patriot American Hospitality Operating Company and Wyndham as a result of the merger (the "Merger") of the above companies on or about July 1, 1997 (the "Class"). This lawsuit, captioned Johnson, et al. v. Patriot American Hospitality, Inc. et al., C-99-2153-SI, names as defendants Patriot American Hospitality, Inc., Wyndham International, Inc., PAH GP, Inc. PAH LP, Inc., Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and PaineWebber Group, Inc. This action was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing (May 7, 1999). This action asserts securities fraud claims and alleges that the purported class members wrongfully were induced to tender their Bay Meadows shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. This action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14,
1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)

American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multi-district litigation, the California actions have been consolidated with the Susnow action and certain other actions listed below for consolidated pretrial purposes in the Northern District of California. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On or about June 22, 1999, a putative class action lawsuit captioned Levitch
v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Two other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, and Szekely v. Patriot American Hospitality, Inc., 3-99-CV1866-D filed August 23, 1999, allege substantially the same allegations and claims as mentioned above. By order of the Judicial Panel on Multi-district litigation, these actions have been consolidated with the Susnow action for consolidated pretrial purposes in the Northern District of California. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On May 18, 1999, Patriot received correspondence from Deborah Szekely ("Szekely"), one of the sellers of Golden Door Spa, which Patriot purchased on May 28, 1998. In that correspondence, Szekely threatened to file a complaint sounding in securities fraud based upon allegedly misleading financial information provided to Szekely by Patriot. On May 21, 1999, Patriot received correspondence from counsel for Szekely stating that Szekely would prosecute a civil action against Patriot and related entities. Counsel enclosed a draft Tolling Agreement with that letter. Patriot and potential litigants entered into a Tolling Agreement on May 26, 1999, which extended the period for the sellers to file a complaint to June 29, 1999. The Tolling Agreement subsequently was extended to July 15, 1999 and then to August 2, 1999. Counsel has provided Patriot with a draft complaint which purports to assert claims under California state law for securities fraud, fraud in the inducement, common law fraud, breach of fiduciary duty and deceit. To the best of Patriot's knowledge, Szekely has not yet commenced that action but instead has commenced the action listed above. If a complaint is filed and served on Patriot, Patriot plans to vigorously defend this lawsuit.

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

  On September 17, 1999, Starwood Hotels & Resorts Worldwide Inc. ("Starwood") filed a lawsuit against Fred J. Kleisner, Richard Mahoney and Wyndham in the United States District Court for the Southern District of New York. In the lawsuit, captioned Starwood Hotels & Resorts Worldwide Inc. v. Fred J. Kleisner et al, No. 99 Civ. 9811. The plaintiff alleged that Wyndham tortiously interfered with alleged employment contracts between Starwood and Kleisner and Mahoney, that the defendants misapproriated trade secrets belonging to Starwood, that the defendants tortiously interfered with Starwood's prospective business relationships and that the defendants are unfairly competing with Starwood. The complaint sought injunctive relief and other damages.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


  On November 12, 1999, Starwood and Wyndham, Kleisner and Mahoney (the "Wyndham Defendants") entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") under the terms of which all claims against the Wyndham Defendants were dismissed with prejudice and the Wyndham Defendants paid no damages. Under the Settlement Agreement, Wyndham agreed to restrictions on its ability to hire and solicit for employment certain Starwood employees until July 2000.

10. RELATED PARTY TRANSACTIONS

 Consulting agreements

  On February 26, 1999, Wyndham and Paul A. Nussbaum entered into a Separation Agreement (the "Separation Agreement") whereby Mr. Nussbaum resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot. Pursuant to the Separation Agreement, Mr. Nussbaum will remain as a Director of Wyndham.

  In accordance with terms of the Separation Agreement, Wyndham shall pay severance of $3,200 reduced by any interest payments made by Wyndham on the NationsBank Loan through June 30, 1999.

  On August 13, 1999, in accordance with the terms of the separation agreement, Wyndham repaid the outstanding balance of the NationsBank Loan, and executed a promissory note and security agreement ("Promissory Note") with Mr. Nussbaum in an amount of $7,846. The Promissory Note is secured by 449,818 shares of common stock ("Collateral Shares") and any and all distributions and dividends which may from time to time be paid or payable on the Collateral Shares. The Promissory Note bears interest at 5.5% per annum compounded annually, and matures on August 13, 2005.

  Additionally, Mr. Nussbaum's outstanding unvested options to purchase Wyndham shares vested and will remain fully exercisable for the period of their respective terms. Mr. Nussbaum elected to exchange his options on a Black Scholes neutral basis for new options with an exercise price equal to the fair market value of a share on the election date. On June 1, 1999, Mr. Nussbaum exchanged 3,078,406 options at varying prices from $11.18 to $33.58 for 1,154,448 options at $5.1875. Mr. Nussbaum will also receive 250,000 shares equally over a three year period, of which 83,334 have vested as of September 30, 1999. Additionally any restrictions were lifted from existing shares held by Mr. Nussbaum.

  As a condition to receiving the second and third installments of the shares, Mr. Nussbaum has agreed to provide non-exclusive consulting services to Wyndham for a period of two years following the resignation date.
Additionally, Mr. Nussbaum will receive other amounts as provided for in the Separation Agreement.

 Other related party transactions

  In 1999, Wyndham amended its management contract for the Wyndham Anatole Hotel to provide that the owners of the hotel may terminate the management contract following the first annual meeting of Wyndham stockholders after the completion of the $1 billion equity investment if Mr. Nussbaum continues on the Board of Directors of Wyndham. Mr. Nussbaum has delivered a letter to Wyndham stating that he would not stand for re-election to the Board of Directors if it would result in a termination of the management contract. Additionally, the owners of the Wyndham Anatole Hotel may terminate the management contract if James D. Carreker ceases to be an executive officer of Wyndham.

  On April 30, 1999, Wyndham's option to purchase certain interests in Kinetic Group Limited Partnership, which provides management information services to Wyndham, expired without being exercised. Kinetic Group Limited Partnership is owned 50% by Trammell Crow Company and 50% by an entity owned by Crow family members and certain of Wyndham's senior executive officers.

  In connection with the merger with Gencom Interests, Inc., Mr. Karim Alibhai, an independent director, received 400,883 shares of Wyndham Class A common stock. These shares were issued in consideration of Mr. Alibhai's ownership interests in Gencom Interests, Inc. and valued at approximately $1,813 on the date of merger.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


11. DIVIDENDS

  On May 4, 1998, Patriot declared a dividend of $0.298 per share for the first quarter of 1998. The dividend was paid on May 29, 1998 to shareholders of record on May 20, 1998.

  On January 25, 1999, Patriot paid a stock dividend of $.44 per share of common stock for the fourth quarter of 1998 to shareholders of record on December 30, 1998. Earnings per common share, weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

  On September 30, 1999, Wyndham paid a 9.75% dividend on the series B convertible preferred stock. The dividend was paid partly in cash, and partly in additional shares of series B preferred stock. Wyndham paid a total of $7,315 in cash, representing approximately 30% of the dividend and issued 170,599 shares of series B convertible preferred shares representing approximately 70% of the dividend.

12. SEGMENT REPORTING

  Wyndham classifies its business into proprietary owned brands and non-proprietary brand hotel divisions, under which it manages the business.

  Among its proprietary branded hotels, Wyndham is positioned in the luxury segment under the Grand Bay Hotel & Resorts(R) brand; in the upscale segment under WyndhamTM; and in the mid-priced segment under the ClubHouse brand. Additionally, Wyndham offers proprietary branded all-suite accommodations through its upscale Summerfield Suites brand and its mid-priced Sierra Suites brand. Other proprietary hotel brands owned and developed by Wyndham include Malmaison and Grand Heritage(R).

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

  . Non-proprietary branded properties include all properties which are not Wyndham hotel properties, resort properties, all suite properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets such as: Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

  . Other proprietary branded hotel properties include Malmaison, Grand
    Heritage, Clubhouse and hotels acquired in the Arcadian acquisition.

                          WYNDHAM INTERNATIONAL, INC.

               (dollars in thousands, except per share amounts)
                                  (unaudited)


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

                                                         Non-        Other
                         Wyndham             Suite    proprietary Proprietary
                          Hotels  Resorts  Properties   Branded     Branded     Other      Total
                         -------- -------- ---------- ----------- ----------- ---------  ----------
Three Months Ended
 September 30, 1999
Total revenue........... $127,636 $111,827  $ 37,128   $258,978     $27,150   $  16,562  $  579,281
Operating income
 (loss)................. $ 31,916 $ 11,667  $  8,253   $ 61,492     $ 8,317   $(167,905) $  (46,260)
Three Months Ended
 September 30, 1998
Total revenue........... $119,200 $ 93,344  $ 34,295   $281,066     $26,426   $  49,519  $  603,850
Operating income
 (loss)................. $ 26,264 $  7,886  $  9,499   $ 57,403     $ 8,885   $(163,422) $  (53,485)
Nine Months Ended
 September 30, 1999
Total revenue........... $417,572 $397,482  $105,433   $835,535     $73,860   $  71,627  $1,901,509
Operating income
 (loss)................. $114,762 $ 98,824  $ 22,663   $197,971     $21,794   $(721,164) $ (265,150)
Nine Months Ended
 September 30, 1998
Total revenue........... $388,847 $293,570  $ 44,470   $484,406     $55,691   $ 159,096  $1,426,080
Operating income
 (loss)................. $ 99,045 $ 67,058  $ 10,313   $118,424     $18,945   $(343,982) $  (30,197)

  The following table represents revenue information by geographic area for the three and nine month periods ending September 30, 1999 and 1998. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties. The hotel properties in Europe were acquired on April 6, 1998. Prior to this date, all of Wyndham's business was attributed to hotel properties located in the United States and its territories.

                                                United States Europe    Total
                                                ------------- ------- ----------
Three months ended September 30, 1999
-------------------------------------
Revenues.......................................  $  556,918   $22,363 $  579,281
Three months ended September 30, 1998
-------------------------------------
Revenues.......................................  $  583,025   $20,825 $  603,850
Nine months ended September 30, 1999
------------------------------------
Revenues.......................................  $1,841,991   $59,518 $1,901,509
Nine months ended September 30, 1998
------------------------------------
Revenues.......................................  $1,387,027   $39,053 $1,426,080

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Patriot's and Wyndham's Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

  Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of Wyndham to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Wyndham undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to Wyndham, Wyndham's ability to integrate new acquisitions into its operations and management; risks associated with the course of litigation; Wyndham's ability to effect sales of assets on favorable terms and conditions; risks associated with the hotel industry and real estate markets in general; competition within the lodging industry; the ability of the Company, owners of properties it manages or franchises and others to address the Year 2000 issue; the impact of general economic conditions in the United States; risks associated with debt financing; and other risks and uncertainties set forth in the Company's annual, quarterly and current reports and proxy statements.

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

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interests accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot. The 1999 financial statements of Wyndham are presented on a consolidated basis, representing the operations of the corporation and its subsidiaries, including Patriot. The 1998 financial statements of Wyndham are presented on a combined basis, representing the combined results of both Old Wyndham and Patriot. All significant intercompany accounts and transactions have been eliminated.

  At September 30, 1999, Wyndham, directly or through its subsidiaries, owned interests in 175 hotels totaling over 43,000 rooms and leased 39 hotels from third parties totaling over 5,700 rooms. In addition, Wyndham managed 89 hotels with over 21,000 rooms for third party owners and franchised 11 hotels under the Wyndham, Summerfield or ClubHouse brands with over 2,600 rooms. The hotels are diversified by franchise or brand affiliation and serve primarily major U.S. business centers. In addition to hotels catering primarily to business travelers, Wyndham's portfolio includes world-class resort hotels and prominent hotels in major tourist destinations.

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

  On July 30, 1999, Wyndham sold the Holiday Inn Redmont for net cash proceeds of $1.8 million and recognized a loss of approximately $191,000.

  On July 30, 1999, a wholly-owned subsidiary of Wyndham merged with Gencom Interest, Inc. As a result of the merger, Wyndham acquired the remaining 34.52% interest in the Omni Baltimore hotel, and 421,161 shares of Wyndham class A common stock owned by Gencom Interest Inc. The total purchase consideration for the merger was approximately $6.0 million which consisted of 1,336,276 shares of Wyndham class A common stock.

  On September 3, 1999, Wyndham sold certain land located in San Mateo, California, to the Susan W. Lakatos Separate Property Trust Agreement, the Rot Family Trust, and Ernest Weil Family Trust U.T.A. for a gross purchase price of $3.5 million and recognized a gain of approximately $1.0 million.

  On September 10, 1999, Wyndham acquired the remaining 75% interest in Le Manoir de Gressey, an 86 room hotel located near Paris, France for a total purchase price of approximately FRF 41.5 million,

(approximately $6.7 million based on exchange rates at the time of closing) and assumed debt of approximately FRF 51 million (approximately $8.2 million based on exchange rates at the date of the closing).

 Equity investment

  Effective June 30, 1999, Wyndham completed a $1 billion equity investment with a group of investors. Pursuant to the terms of this investment Wyndham issued 9.55 million shares of series B convertible preferred stock in exchange for gross proceeds of $955 million, representing an approximate 41% voting control of Wyndham. The remaining $45 million of this investment was funded through the transfer of one of the investor's loan receivable from PAH Realty Company, LLC. to Wyndham International Inc. for the purchase of 450,000 shares of series B convertible preferred stock. Wyndham incurred approximately $77.5 million in costs directly attributable to the equity investment. Among other terms, this series B preferred stock pays quarterly dividends on a cumulative basis, at a rate of 9.75% per year, and is convertible at the holders option into Wyndham class B common stock.

  For a period of 170 days following the completion of the investment, Wyndham may redeem up to $300 million of the series B convertible preferred stock at a redemption price of $102.00 per share (102% of the stated amount) plus all accrued dividends. Wyndham intends to fund this redemption with the proceeds of its offering to its stockholders and to the limited partners in the Operating Partnerships of rights to purchase up to three million shares of its series A convertible preferred stock, which generally has the same economic terms as the series B convertible preferred stock, but has no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods. The record date for the rights offering is September 30, 1999. The registration statement for the rights offering was declared effective on November 8, 1999, and the rights offering will expire on December 8, 1999.

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

  Wyndham also recorded a restructuring charge of $189.3 million as a result of the termination of the paired share structure, and management's decision to exit out of certain activities, resulting in the write-down of certain nonstrategic assets, and costs to sever certain employees.

  Wyndham recorded a charge of approximately $83.1 million for the write off of the unamortized intangible asset associated with the paired share structure which was abandoned on June 30, 1999. In addition, Wyndham incurred approximately $4.7 million in severance and employee related costs for seven employees in the New York corporate office and two employees in the Dallas corporate office. The New York office was closed on June 30, 1999 and its employees were terminated at that time. Wyndham has paid $4.2 million in the form of cash and forgiveness of debt, the remaining unpaid portion of $0.5 million has been included in accrued liabilities at September 30, 1999. Wyndham has also paid $0.5 million in professional fees associated with the restructuring.

  Wyndham recorded a charge of $83.0 million for the write-down of assets to estimated fair value including $28.4 million of goodwill as a result of management's strategy to exit from the European market for their non-branded assets which will be sold. In addition, Wyndham recorded costs of $7.2 million associated with anticipated staffing reductions and other exits costs necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. Included in accounts payable and accrued expenses at September 30, 1999 was $3.3 million related to severance costs to terminate 67 employees in the European office and $2.8 million related to other exit costs, primarily lease cancellations. Wyndham expects these actions to be completed by December 31, 1999.

  In addition, a charge of $8.3 million for the tradename intangibles attributable to the Carefree brand was recorded, as management has decided that none of the owned or managed assets will carry the Carefree brand now or in the future.

  On August 11, 1999, Wyndham announced its plan to realign its luxury division in its continuing efforts to streamline its organization. As a result, the Phoenix division office was closed on September 10, 1999. Wyndham recorded costs of $2.0 million associated with severance payments for staffing reductions of 19 employees, and $0.5 million for other exit costs. As of September 30, 1999, included in accounts payable and accrued expenses was $2.3 million related to severance costs and other exit costs that have not yet been completed as of September 30, 1999. Wyndham expects these actions to be completed by March 31, 2000.

  As part of the restructuring, the preferred stockholders of Old Wyndham were offered an opportunity to exchange their preferred stock for Wyndham class A common stock. Each of the 1.78 million shares of Old Wyndham series A preferred stock and each of the 1.78 million shares of Old Wyndham series B preferred stock were exchanged for one share of Wyndham class A common stock.

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

 Interstate's third-party hotel management business

  On May 27, 1998, Old Wyndham and Old Interstate entered into a settlement agreement, as amended, with Marriott which addressed certain claims asserted by Marriott in connection with Old Wyndham's then proposed merger with Old Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed Old Wyndham's merger with Old Interstate to close. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Old Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by Wyndham of the third-party management business.

  Effective June 18, 1999, Old Wyndham distributed approximately 92% of Interstate in the form of a dividend to shareholders. Shareholders of record on June 7, 1999 received one share of newly issued Interstate stock for every thirty paired shares of Patriot and Old Wyndham. The remaining 8% is owned equally by Wyndham and Marriott International, Inc.

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

WYNDHAM INTERNATIONAL, INC.

 Results of operations: quarter ended September 30, 1999 compared with quarter ended September 30, 1998

  For the three months ended September 30, 1999, Wyndham (including its consolidated subsidiaries) had hotel revenues of $562,720,000 as compared to $554,331,000 during the three months ended September 30, 1998. The increase of $8,389,000 or 1.5% was primarily a result of several offsetting factors. Revenues increased from the acquisition of leaseholds from DTR North Canton Inc. (the "Doubletree Lessee") and North Coast Hotels, L.L.C. ("North Coast"), the buyout of the controlling interest of two hotels, Crowne Plaza Ravinia and Wyndham Windwatch, and by the opening of several hotels which were previously under development. This increase was offset by a series of assets sales that have occurred from November 1998 and the spin-off of Interstate's third party management business, which also included several leased hotels. Hotel expenses increased $11,556,000 from $417,814,000 to $429,370,000, as with revenues, this 2.8% difference was a result of the offsetting factors as discussed above.

  Participating lease revenue declined to $341,000 from $8,932,000, in the third quarter of 1999 as a result of the acquisition of the leaseholds from third party lessees as discussed above. At September 30, 1999, Wyndham owned one hotel that was leased to a third party, as compared to fourteen at September 30, 1998.

  Management fee and service fee income was $13,968,000 and $24,358,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease is primarily the result of the spin-off of Interstate's third party management business on June 18, 1999.

  Interest and other income decreased from $6,274,000 for the three months ended September 30, 1998 to $2,252,000 for the three months ended September 30, 1999. This decrease is primarily the result of $2,623,000 of business interruption insurance proceeds received in the third quarter of 1998 as a result of hurricane Georges.

  Total revenues and expenses from the racecourse facility operations were $9,955,000 and $8,810,000 respectively, for the three months ended September 30, 1998. There were no revenues or expenses for the same period in 1999, as the racetrack operations were sold in February of 1999.

  General and administrative expenses were $32,238,000 for the three months ended September 30, 1999 as compared to $26,571,000 for the same period last year. This increase of $5,667,000 is due in part to increases in salaries and costs to attract and retain top management in the Company. In addition, Wyndham has also reflected in general and administrative expenses, costs of $2,028,000 for the quarter associated with becoming Year 2000 compliant and $2,000,000 of additional professional fees related to the reorganization of the Company. The increase was partially offset by the spin-off of Interstate's third party management business.

  As discussed in Note 4, Wyndham recorded a restructuring charge of $3,906,000 for the third quarter of 1999. Wyndham recorded these costs primarily due to realignment of the luxury division. This resulted in the closure of the Phoenix division office, and costs associated with severance payments for staffing reductions, and office lease cancellation costs.

  Depreciation and amortization expense was $75,653,000 for the three months ended September 30, 1999, compared to $68,236,000 for the three months ended September 30, 1998. The increase in depreciation was primarily due to the increase in capital renovations during the year, as well as the placement in service of additional assets that were previously under development.

  Interest expense for the three months ended September 30, 1999 was $85,478,000 compared to $82,739,000 in 1998 resulting in an increase of $2,739,000. This increase was primarily a result of lower capitalized interest for the current period. In the third quarter of 1999, capitalized interest totaled $575,000 as compared to $3,619,000 for the same period last year. This decrease was a result of the placement in service of several hotels that were under development in the third quarter of 1998.

  In connection with the acquisition of certain leaseholds and license agreements, Wyndham recognized an expense of $3,940,000 related to the cost of acquiring these agreements for the third quarter of 1998; no such expenses were recognized for the same period in 1999.

  In the third quarter of 1998, $525 million in treasury interest rate locks with specified interest rates of 6.06%, 6.07% and 5.62% were settled resulting in a charge to earnings of $49,225,000, no such charge was recognized for the same period in 1999.

  Wyndham's share of losses from unconsolidated subsidiaries was $931,000 for the three months ended September 30, 1999 as compared to income of $1,888,000 in 1998. The decrease is primarily a result of two hotels, Crowne Plaza Ravinia and Wyndham Windwatch, no longer being accounted for as an equity investment. In June of 1999, Wyndham acquired the 1% controlling interest in these hotels, and as a result they are now being accounted for on a consolidated basis.

  Minority interest's share of loss associated with the Operating Partnerships was $4,722,000 for the nine months ended September 30, 1998. There was no minority interest's share of loss associated with the Operating Partnerships for the third quarter of 1999 due to amendments in the partnership agreements at June 30, 1999, which amended the allocation of profit and loss to the limited partners.

  Minority interest's share of income in Wyndham's other consolidated subsidiaries was $760,000 in the third quarter 1999 as compared to $4,500,000 in the same period in 1998. This reduction in minority interest is due primarily to the acquisition of the third party's interests in four hotels from Snavely, five hotels from CIGNA, and the Omni Baltimore.

  The benefit for income taxes was $3,868,000 for the three months ended September 30, 1999 as compared to a provision of $6,783,000 for the three months ended September 30, 1998. For federal income tax purposes, the taxable income from these entities cannot be consolidated with Wyndham's taxable income or loss, and hence cannot be offset by operating losses created at the Wyndham Partnership.

  The extraordinary loss of $1,257,000 for the three months ended September 30, 1998, was a result of the charge for the write-off of deferred loan costs associated with debt refinancing of certain mortgage debt; no such expenses were recognized for the same period in 1999.

  Primarily as a result of the foregoing, the Company reported a net loss of $44,565,000 for the three months ended September 30, 1999 compared to a net loss of $59,415,000 for the three months ended September 30, 1998.

 Results of operations: nine months ended September 30, 1999 compared with nine months ended September 30, 1998

  For the nine months ended September 30, 1999, hotel revenues were $1,829,882,000 as compared to $1,266,985,000 during the nine months ended September 30, 1998. Of the approximate $562,897,000 increase, approximately $376,451,000 was attributable to the 1998 acquisitions including Interstate, Summerfield, Arcadian International and WHG, net of the leases which were included in the Interstate spin-off. In addition, the purchase of the remaining third party leaseholds interests, primarily CHC Lease Partners, NorthCoast Hotels, and Doubletree Lessee, in June 1998, December 1998 and January 1999 led to increases of hotel revenue of $110,934,000 as the operations of the hotels during 1999 were consolidated in the statement of operations, whereas in 1998, Wyndham was receiving a participating rent payment. Additionally, $20,421,000 can be attributed to the hotels now in operation which were previously under development, and the consolidation of two hotels which were previously accounted on as an equity investment. Hotel expenses increased from $924,471,000 in 1998 to $1,325,646,000 in 1999. As with revenues, the vast majority of this increase is a result of these acquisitions and the acquisition of the third party leaseholds. As a percentage of revenue, gross operating profits remained relatively constant between periods rising from 27.0% in 1998 to 27.6% in 1999.

  The contributing factor of the decline in participating lease revenue from $49,627,000 during the nine months ended September 30, 1998, to $929,000 for the same period in 1999 was the acquisition of the third party leaseholds as discussed above.

  Management fee and service fee income was $57,186,000 and $61,574,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily the result of a decrease in incentive fee income associated with seventeen management contracts which were renewed in 1998 with no provision to earn incentive fees, and management contracts lost during the period. This was partially offset by the acquisition of third party management contracts acquired through the Summerfield acquisition in June 1998, and the Interstate management contracts also acquired in June 1998, but were included in the Interstate spin-off on June 18, 1999.

  Interest and other income was $12,949,000 in 1998 as compared to $8,951,000 in 1999. The decrease of $3,998,000 resulted from a termination fee of $2,950,000 and $2,623,000 of business interruption insurance proceeds received in 1998.

  Total revenues from the racecourse facility operations (including interest and other income) were $4,561,000 for the nine months ended September 30, 1999 compared to $34,945,000 for the same period last year. Total costs and expenses associated with the racecourse operations (included marketing costs, and general and administrative expenses) were $3,867,000 for the nine months ended September 30, 1999 compared to $29,667,000 for the same period last year. These decreases are due to the sale of Bay Meadows racecourse effective February 1999.

  General and administrative expenses were $143,596,000 for the 1999 period compared to $64,558,000 for the 1998 period. In part, the increase of $79,038,000 is due to the increased overhead associated with the growth in the portfolio of owned managed and leased hotels during 1998. However, the significant portion of the increase was due to several factors as follows:

    As a result of the $1 billion equity investment, Wyndham incurred costs of $6,737,000 due to the acceleration of vesting of certain employees' stock awards and Wyndham incurred $3,818,000 of expenses in reviewing different strategic alternatives. The reorganization resulted in work associated with a high yield bond offering and a bond offering in Puerto Rico to cease, resulting in a write-off of costs associated with the offerings totaling $3,710,000 and $5,228,000 in other abandoned transaction costs.

    Wyndham also incurred $4,681,000 in legal and unwind fees in order to settle the forward equity contracts at September 30, 1999 and $5,095,000 of costs associated with the spin-off on Intestate's third-party management business.

    In addition, Wyndham has also reflected in general and administrative expenses, costs associated with becoming Year 2000 compliant of $5,703,000 during 1999.

    Wyndham also recorded $4,695,000 in bad debt expense for the write-off of receivables from a hotel that Wyndham no longer intends to manage and has terminated the management contract.

  Cost of acquiring license agreements and leaseholds was $803,000 for the nine months ended September 30, 1999 as compared to $61,000,000 for the same period in 1998. This decrease is primarily due to the prior year amount including the purchase of 17 leasehold interest acquired in connection with the CHCI merger.

  As discussed in Note 4, Wyndham recorded $189,288,000 of costs associated with the restructuring. The costs primarily consisted of the following:
$83,094,000 for the write off of an intangible asset associated with the paired share structure which was abandoned on June 30, 1999, and $4,675,000 associated with severance payments due to the elimination of job responsibilities. In addition, Wyndham reflected $82,957,000 in costs to write-down assets to estimated fair values, including goodwill of $28,394,000 as a result of management's strategy to exit from the European market for non-branded assets which will be sold, and $7,226,000 in staffing reductions and other exit costs, primarily lease cancellations, necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. Wyndham also recorded a charge of $8,263,000 for the write-off of the Carefree trade name that will no longer be used with any existing or future hotels. In the third quarter, Wyndham decided to close its Phoenix division office and recorded $2,500,000 of costs associated with severance, lease cancellations, and other exit costs, and $573,000 of additional professional fees.

  Interest expense for the nine months ended September 30, 1999 was $266,678,000 as compared to $172,191,000 for the same period last year. The increase is due in part to the closing of $1.45 billion in debt in June 1998 for the merger with Old Interstate. Secondly, as a result of extending certain maturities of the credit facilities, Wyndham paid $11,700,000 in fees which has been reflected in interest expense. Finally, Wyndham assumed, and incurred additional debt in order to finance the Summerfield, Interstate and Arcadian transactions during 1998.

  In 1998, $525 million in treasury rate locks with specified interest rates of 6.06%, 6.07%, and 5.62% were settled resulting in a charge to earnings of $49,225,000. No such charge was recognized for the same period in 1999.

  Depreciation and amortization expense was $232,558,000 for the nine months ended September 30, 1999 compared to $155,165,000 for the nine months ended September 30, 1998. Of the $77,393,000 increase, $47,700,000 was attributable to the significant transactions which occurred during the first nine months of 1998, which included Arcadian International in April 1998, and Summerfield, CHCI, and Interstate in June 1998. The remaining increase is due to depreciation on renovations at the hotels and amortization of goodwill.

  Wyndham's share of income from unconsolidated subsidiaries was $3,000,000 for the nine months ended September 30, 1999 as compared to $7,375,000 for the nine months ended September 30, 1998. The decrease is primarily a result of two hotels, Crowne Plaza Ravinia, and Wyndham Windwatch no longer being accounted for as an equity investment. In June of 1999, Wyndham acquired the 1% controlling interest in these hotels, and thus are now being accounted for on a consolidated basis. In addition, the decrease is due to the allocation of losses from the company's approximate 55% investment in Interstate.

  The provision for income taxes increased from $11,273,000 for the nine months ended September 30, 1998 to $651,053,000 for the nine months ended September 30, 1999. The increase is primarily due to the $675,000,000 charge recorded during June 1999 due to Patriot converting from a REIT to a C corporation, and the operations of certain special purpose controlled subsidiaries, which separately report and pay taxes on their taxable income. For federal income tax purposes, the taxable income from these subsidiaries cannot be consolidated with Wyndham's taxable income or loss and hence can not be offset by operating losses created at the Wyndham Partnership.

  Minority interest's share of loss associated with the Operating Partnerships was $6,642,000 for the nine months ended September 30, 1999 as compared to $6,169,000 for the same period last year due to increased losses in the Operating Partnerships prior to the amendments in the partnership agreements.

  Minority interest's share of income in Wyndham's other consolidated subsidiaries was $4,824,000 in 1999 as compared to $7,514,000 in 1998. This reduction in minority interest's share of income is due primarily to the acquisition of the outside interests in four hotels from Snavely, five hotels from CIGNA, and the Omni Baltimore.

  For the nine months ended 1998, certain debt obligations of Old Wyndham, Interstate and Summerfield were repaid upon the merger and acquisition of these entities. In addition, certain debt of WHG was refinanced in 1998. As a result, Wyndham incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt resulting in an extraordinary loss of $31,817,000, net of minority interest and income taxes. In connection with the new debt financing in 1999, Wyndham wrote off the remaining balance of unamortized deferred financing costs associated with the Old Credit facility resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes.

  As a result, the net loss was $921,223,000 for the nine months ended September 30, 1999 and $67,257,000 for the nine months ended September 30, 1998.

 Results of reporting segments: Quarter ended September 30, 1999 compared with quarter ended September 30, 1998

  Wyndham's results of operations are classified into six reportable segments. Those segments include Wyndham hotels, resort properties, all suite properties, other proprietary branded properties, non-proprietary branded properties and other.

  Wyndham hotel properties include Wyndham Hotels, Wyndham Gardens and Wyndham Grand Heritage and represent approximately 22.0% and 19.7% of total revenue for the three months ended September 30, 1999 and 1998, respectively. Total revenue was $127,636,000 compared to $119,200,000 for the quarters ended September 30, 1999 and 1998, respectively. Operating income for the Wyndham hotels was $31,916,000 compared to $26,264,000 for the quarters ended September 30, 1999 and 1998, respectively. The increases in both revenue and operating income is primarily attributed to the opening of several Wyndham branded hotels subsequent to the third quarter of 1998, such as Wyndham Dallas Park Central, Wyndham Boston, Wyndham Downtown Atlanta, Wyndham Billerica, and the acquisition of the controlling interest in the Wyndham Windwatch.

  Resort hotel properties, including Grand Bay and Wyndham represent approximately 19.3% and 15.5% of total revenue for the quarters ended September 30, 1999 and 1998, respectively. Total revenue was $111,827,000 compared to $93,344,000 for the quarters ended September 30, 1999 and 1998, respectively. The increase of $18,483,000 is attributable in large part to increased revenues at three resorts in Puerto Rico. These three hotels experienced an increase in revenues of $16,372,000, primarily because their revenues for the third quarter of 1998 were significantly affected by hurricane Georges. Operating income for the resort properties was $11,667,000 compared to $7,886,000 for the quarters ended September 30, 1999 and 1998, respectively. As with revenues, the increase in operating income of $3,781,000 can be attributed to the three resorts in Puerto Rico. These resorts reflected a $3,745,000 increase from the prior quarter, as again the third quarter of 1998 was impacted by hurricane Georges.

  All suite properties, including Summerfield and Sierra, represent approximately 6.4% and 5.7% of total revenue for the three months ended September 30, 1999 and September 30, 1998. Total revenue and operating income were $37,128,000 and $8,253,000, respectively, for the three months ended September 30, 1999, compared to $34,295,000 and $9,499,000, respectively, for the three months ended September 30, 1998. The increase in revenues can primarily be attributed to the branding of the Plaza Park hotel as a Summerfield Suites. In the third quarter of 1998, this hotel was leased to a third party, NorthCoast hotels.

  Other proprietary branded properties, including Malmaison, Grand Heritage, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 4.7% and 4.4% of total revenue for the quarters ended September 30, 1999 and 1998, respectively. Total revenue was $27,150,000 compared to $26,426,000 for the quarters ended September 30, 1999 and 1998, respectively. Operating income for these properties was $8,317,000 and $8,885,000 for the quarters ended September 30, 1999 and 1998, respectively.

  Non-proprietary branded properties, including Hilton, Holiday Inn, Marriott, Ramada, Radisson, Hampton and other major hotel franchises, represent approximately 44.6% and 46.5% of total revenue for the quarters ended September 30, 1999 and 1998, respectively. Total revenue was $258,978,000 compared to $281,066,000 for the quarters ended September 30, 1999 and 1998, respectively. The decrease is due primarily to the spin-off of several leases in connection with the Interstate spin-off on June 18, 1999, as well as the sale of non-proprietary branded assets throughout the year. This decrease was partially offset by the acquisitions of leaseholds from North Coast and the Doubletree Lessee in November 1998 and January 1999. Operating income for these properties was $61,492,000 and $57,403,000 for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating income is primarily attributable to the acquisition of leaseholds from NorthCoast and the Doubletree Lessee.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Wyndham recorded restructuring expenses that have also been included in this segment. Total revenue for the other segment was $16,562,000 and $49,519,000 for the quarters ended September 30, 1999 and 1998, respectively. The overall $31,488,000 decrease in this segment's revenue was caused by several factors including, the sale of the Bay Meadows Race Track operations and leasehold effective February 1, 1999 which reduced revenue by approximately $9,955,000. The purchase of the remaining third party leasehold interests, North Coast Hotels in June and December of 1998, respectively, reduced participating lease revenue by $8,591,000 and third party management fees decreased by $10,390,000 primarily from the spin-off of Interstate's third party management business. Operating losses for the segment were $167,905,000 and $163,422,000 for the quarters ended September 30, 1999 and 1998, respectively. In addition to the decrease in revenues, the increase in the segment's operating loss is a result of increased expenses. Interest expense increased $2,739,000, depreciation and amortization increased $7,417,000 and corporate general and administrative expense increased $5,667,000. The sale of the Bay Meadows Race Track accounted for an approximate $8,810,000 decrease in expenses. Wyndham also recorded a restructuring charge of $3,906,000.

 Results of reporting segments

  Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

  Wyndham hotel properties represent approximately 21.9% and 27.3% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Total revenue was $417,572,000 in 1999 as compared to $388,847,000 in 1998 or an increase of 7.3%. Operating income was $114,762,000 in 1999 as compared to $99,045,000 in 1998. The increase in both revenues and operating income is primarily a result of the rebranding of certain hotels acquired in 1998 from non-proprietary brand to Wyndham Hotels, as well as the opening of several Wyndham hotels which were under development now placed in service.

  Resort hotel properties represent approximately 20.9% and 20.6% of total revenue for the nine months ended September 30, 1999 and 1998 respectively. Total revenue increased from $293,570,000 to $397,482,000 while operating income increased from $67,058,000 in 1998 to $98,824,000 in 1999. The increase is primarily due to the acquisition of the remaining partner's interest in resorts acquired in the merger with WHG Casinos & Resorts Inc. ("WHG") in March 1998. Prior to the acquisition, Wyndham accounted for its investment in El Conquistador and El San Juan, on the equity basis of accounting. Subsequent to the purchase of the partners' interest, the operations were consolidated into the statement of operations. In addition, hurricane Georges adversely affected 1998's third quarter revenues and earnings at several Wyndham resort properties.

  All suite properties represent approximately 5.5% and 3.1% of total revenue for the nine months ended September 1999, as compared to the same period in 1998. Total revenue increased from $44,470,000 to $105,433,000 and operating income increased from $10,313,000 to $22,663,000 for the nine months ended 1998 to 1999, respectively. Summerfield was not acquired until June of 1998; the timing of the acquisition is the primary reason for the increase of both revenues and operating income.

  Other proprietary branded properties represent approximately 3.9% and 3.9% of total revenue for the nine months ended September 1999, as compared to the same period in 1998. Total revenue increased from $55,691,000 to $73,860,000 and operating income increased from $18,945,000 to $21,794,000 for the nine months ended 1998 to 1999. The hotels acquired in the Arcadian acquisition were not acquired until April of 1998, accounting primarily for the increase of both revenues and operating income.

  Non-proprietary branded properties represent approximately 43.9% and 34.0% of total revenue for the nine months ended September 1999, as compared to 1998. Total revenue increased from $484,406,000 to $835,535,000 and operating income increased from $118,424,000 to $197,971,000 for the nine months ended 1998 to 1999, respectively. The increase is due primarily to the acquisition of the owned and leased Interstate properties, and the leasehold interest in CHC Lease Partners, NorthCoast, and the Doubletree Lessee. The increases were partially offset by asset sales during the year, as well as the loss of certain leaseholds in the Interstate spin-off.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in the segment are primarily interest, depreciation and amortization and cooperate general and administrative expenses. In 1999, Wyndham also recorded restructuring expenses that have also been included in this segment. Total revenue for the other segment was $71,627,000 and $159,096,000 for the nine months ended September 30, 1999 and September 30, 1998 respectively. The overall $87,469,000 decrease in this segment's revenue was caused by several factors. The sale of Bay Meadows Race Track operations and leasehold effective February 1, 1999 reduced revenue by $30,384,000. The purchase of the third party leasehold interests, primarily CHC Lease Partners and NorthCoast Hotels reduced participating lease revenue by $48,698,000. Operating losses for the segment were $721,164,000 and $343,982,000 for the nine months ended September 30, 1999 and 1998, respectively. In addition to the decrease in revenues, the increase in the segment's operating loss is a result of increased expenses resulting from the mergers and acquisitions in 1998. Interest expense increased $94,487,000, depreciation and amortization increased $77,393,000 and corporate and general and administrative expenses increased $79,038,000. The sale of the Bay Meadows Racetrack accounted for an approximate $25,800,000 decrease in expenses, and the cost of acquiring the third party leaseholds in 1998 decreased expenses by an additional $60,197,000. However, Wyndham recorded a restructuring charge in 1999 of $189,288,000 contributing to the loss in this segment.

 Statistical information

  During 1999, Wyndham's portfolio of owned and leased hotels experienced moderate growth in both average daily rate ("ADR") and revenue per available room ("REVPAR") of approximately 1.2% and 0.8% for the three months ended September 30, 1999, and 2.0% and 1.2% for the nine months ended September 30, 1999, respectively, while occupancy remained relatively stable. Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for Wyndham's owned and leased hotels for the three and nine month periods ended September 30, 1999 and 1998 as if the hotels were owned at the beginning of the periods presented.

                                         Three months ended September 30
                                    -------------------------------------------
                                    Occupancy         ADR           REVPAR
                                    ----------  --------------- ---------------
                                    1999  1998   1999    1998    1999    1998
                                    ----  ----  ------- ------- ------- -------
Wyndham Branded Hotels............. 70.6% 70.7% $107.59 $105.17 $ 75.99 $ 74.35
Grand Bay Hotels & Resorts......... 67.2% 64.7% $232.88 $232.99 $156.42 $150.62
Summerfield and Sierra Suites...... 82.4% 85.7% $120.61 $116.98 $ 99.35 $100.21
Malmaison.......................... 84.8% 83.4% $121.65 $123.49 $103.15 $102.99
Clubhouse.......................... 60.5% 69.5% $ 65.90 $ 67.53 $ 39.88 $ 46.95
Arcadian........................... 66.3% 62.4% $143.30 $148.88 $ 94.94 $ 92.80
Non Proprietary Brands............. 72.3% 72.2% $101.88 $101.89 $ 73.66 $ 73.57
Weighted average................... 72.0% 72.3% $107.53 $106.21 $ 77.45 $ 76.83
                                         Nine months ended September 30
                                    -------------------------------------------
                                    Occupancy         ADR           REVPAR
                                    ----------  --------------- ---------------
                                    1999  1998   1999    1998    1999    1998
                                    ----  ----  ------- ------- ------- -------
Wyndham Branded Hotels............. 72.2% 72.6% $120.73 $117.71 $ 87.16 $ 85.48
Grand Bay Hotels & Resorts......... 71.3% 69.8% $279.76 $277.65 $199.36 $193.75
Summerfield and Sierra Suites...... 81.6% 83.3% $118.05 $117.12 $ 96.38 $ 97.56
Malmaison.......................... 84.0% 78.1% $124.23 $120.94 $104.30 $ 94.41
Clubhouse.......................... 60.1% 68.5% $ 66.91 $ 68.19 $ 40.21 $ 46.70
Arcadian........................... 65.0% 58.4% $135.09 $139.03 $ 87.81 $ 81.23
Non Proprietary Brands............. 71.7% 72.3% $103.56 $102.25 $ 74.29 $ 74.01
Weighted average................... 72.3% 72.9% $113.95 $111.74 $ 82.42 $ 81.46

  LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents as of September 30, 1999 were $216.1 million, including restricted cash of $102.3 million. Cash and cash equivalents as of September 30, 1998 were $147.4 million, including capital improvement reserves of $29.1 million.

 Cash flow provided by operating activities

  Wyndham's principal source of cash to fund operating expenses and pay dividends on its preferred stock is cash flow provided by operating activities. Wyndham's principal source of cash flow is from the operation of the hotels that it owns, leases and manages. Cash flows from operating activities were $104.2 million for the nine months ended September 30, 1999, and $231.3 million for the nine months ended September 30, 1998. The decrease is primarily due to increased interest expense and general and administration expenses related to evaluating strategic alternatives and certain severance costs.

  As a result of the reorganization, Wyndham will pay significantly more in federal income taxes, but will have the ability to retain significantly more earnings than was previously the case because Wyndham is not required to distribute at least 95% or more of its taxable income to its shareholders. Wyndham anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions. Wyndham does not anticipate paying a dividend to its common shareholders. However, for the first six years, dividends on the series B convertible preferred stock are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the investors' preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of series B convertible preferred stock as determined by the Board of Directors. After year ten, dividends are payable solely in cash. The series A convertible preferred stock, which has the same economic terms as the series B convertible preferred stock, will also require dividend payments in cash and additional shares of series A convertible preferred stock, with the aggregate amounts being dependent upon the number of shares of series A convertible stock purchased pursuant to the rights offering.

 Cash flows from investing and financing activities

  Cash flows used in investing activities of Wyndham were $220.3 million for the nine months ended September 30, 1999, resulting primarily from the acquisition of hotel properties, property renovations and improvements, and cash deposited as escrows and property improvement reserves. Cash flows provided by financing activities of $106.8 million for the nine months ended September 30, 1999 were primarily related to the net proceeds from the sale of the series B preferred stock, the net proceeds from the new credit facility and the net proceeds from the new mortgage debt, partially offset by the repayment of the old credit facility, term loans, and the settlement of the forward equity contracts.

  Cash flows used in investing activities of Wyndham were $1.5 billion for the nine months ended September 30, 1998, resulting primarily from the acquisition of hotel properties and management companies, renovation expenditures at certain hotels, as well as cash deposited as collateral under the forward equity contracts. Cash flows from financing activities of $1.3 billion for the nine months ended September 30, 1998 were primarily related to borrowings under the revolving credit facility and mortgage notes, and net proceeds from private placements of equity securities, net of payments of dividends and distributions.

  As of September 30, 1999, Wyndham had approximately $1.3 billion outstanding under the term loan, $650 million outstanding under the increasing rate loan facility, and $100 million outstanding under the revolving credit facility. Additionally, Wyndham had outstanding letters of credit totaling $24.4 million. As of September 30, 1999, Wyndham also had over $1.5 billion of mortgage debt outstanding that encumbered 84 hotels and approximately $35.6 million in other debt, resulting in total indebtedness of approximately $3.5 billion. As of September 30, 1999, Wyndham had $375.6 million of additional availability under the new revolving credit facility.

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

 Credit facility and term loan

  Wyndham's old credit facility with The Chase Manhattan Bank, Chase Securities, Inc. and Paine Webber Real Estate consisted of a $900 million revolving credit facility and a series of term loans in the aggregate amount of $1.8 billion. Interest rates were based on Wyndham's leverage ratio and varied from 1.5% to 3.0% over LIBOR. On June 30, 1999 the credit facility and term loans were repaid with net proceeds of the $1 billion equity investment and the new credit facilities.

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

  Interest rates are based upon LIBOR spread varying from 2.75% to 3.50% per annum for the term loan, and 1.25% to 2.75% per annum for the revolving credit facility, based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. If any of the increasing rate loan facility remains outstanding, the applicable margins shall be increased by 0.25%. The term loan and the revolving credit facility are guaranteed by the domestic subsidiaries of Wyndham, and are secured by pledges of equity interest held by Wyndham and its subsidiaries. Wyndham's ability to borrow under its revolving credit facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios.

  Interest rates for the increasing rate loans are based on LIBOR rates (less statutory reserves), plus 3.50% through September 30, 1999, and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%. The lender under the increasing rate loans receive the benefit of the same guarantees and pledges of security provided under the new term loan, and revolving credit facility.

 New mortgage debt

  Effective June 30, 1999, Wyndham also closed on a $346 million mortgage loan with Bear, Stearns Funding, Inc., which is secured by twenty-five properties. The loan matures on July 1, 2004 and bears interest at the LIBOR rate, plus 3.25% per annum. Proceeds from the mortgage debt were used to retire existing mortgage indebtedness.

  Additionally, effective June 30, 1999, Wyndham closed on a $235 million mortgage loan with Lehman Brothers Holdings Inc., which is secured by ten properties. The mortgage loan has a three-year term, with a one year extension option, and bears interest at the LIBOR rate plus 3.50% per annum, plus an additional 1.75% on the principal amount payable at maturity. Proceeds from this mortgage loan were used to retire existing mortgage indebtedness.

 Renovations and capital improvements

  During the first nine months of 1999, Wyndham invested approximately $146.5 million in capital improvements, development projects and renovations. Management reserves an average of 4.0% of total hotel revenues, and believes such amounts are sufficient to fund recurring capital expenditures for the hotels. Capital expenditures, exclusive of renovations, may exceed 4.0% of total hotel revenues in a single year.

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

 Year 2000 Compliance

  Many computer systems were not designed to interpret any dates beyond 1999, which could lead to business disruptions in the United States and internationally (the "Year 2000 issue"). Wyndham recognized the importance of minimizing the number and seriousness of any disruptions that may occur as a result of Year 2000 and implemented an extensive compliance program. The compliance program involved three major program areas:

  . corporate information technology infrastructure and reservation systems

  . other electronic assets, which include automated time clocks; point-of-sale systems; non-information technology systems, such as embedded technologies that operate fire-life safety systems, phone systems, energy management systems; and other similar systems

  . third parties with whom Wyndham conducts business

  Wyndham applied a three phase approach to each program area:

  . Inventory Phase--identified systems and third parties that may be affected by Year 2000 issues

  . Assessment Phase--prioritized the inventoried systems and third parties, assessed their Year 2000 readiness, and planned corrective actions

  . Remediation Phase--implemented corrective actions, verified implementation, and formulated contingency plans

  Wyndham, working with its consultants, identified various systems that were not Year 2000 compliant and developed appropriate remediation plans. To determine which of its systems were not compliant, Wyndham inventoried and assessed its corporate information technology infrastructure and reservation systems, and the information technology and other electronic assets located in Wyndham's hotels (the "Wyndham Compliance Hotels") for which it could implement independently or was authorized to implement its Year 2000 compliance program. At September 30, 1999, Wyndham could not initiate independently, nor was it authorized to implement, its compliance program at 72 hotels, of which 31 were either managed, but not owned, by Wyndham and 41 were owned, but not operated, by Wyndham (the "Third Party Compliance Hotels").

  Wyndham believes that it has effected or will effect the necessary remediation of its systems and other electronic assets that were identified as failing to be Year 2000 compliant, and thereby will avoid substantial problems arising from Year 2000 issues. Wyndham continues to monitor and randomly test its systems to confirm the successful remediation of its systems. As a result of those efforts, Wyndham may undertake additional reprogramming, upgrading and systems replacements in limited circumstances in order to further correct any problems that did not surface during the initial implementation and testing of those systems. Other than those limited circumstances, Wyndham has completed its remediation efforts involving its corporate information technology infrastructure and reservation systems, and the Wyndham Compliance Hotels other than 16 hotels that are expected to be completed during November 1999. To avoid any additional Year 2000 induced conflicts in its systems or introduction of additional non-compliant systems, Wyndham expects to limit any non-essential changes to its information technology systems and related equipment until after January 1, 2000.

  Of the 41 Third Party Compliance Hotels owned by Wyndham, the managers of 16 of those hotels have completed remediation plans and the managers of the other 25 hotels have recommended remediation plans to Wyndham and are expected to complete those plans in the fourth quarter of 1999. Of the 31 Third Party Compliance Hotels owned by third parties the owners of 26 hotels committed to effecting their own remediation, without Wyndham's involvement, and as of September 30, 1999, had informed Wyndham that 7 hotels were completed and the remaining 19 were to be completed during the fourth quarter of 1999. The third party owners of the remaining 5 Third Party Compliance Hotels have neither informed Wyndham of whether they have undertaken any remediation nor authorized Wyndham to effect any remediation on their behalf. At September 30, 1999 the 24 Third Party Compliance Hotels that were not owned by third parties which had not yet completed or informed Wyndham of their compliance efforts represent 11 percent of Wyndham's hotels (based on number of rooms).

  Wyndham has surveyed the Year 2000 compliance of the owners of the hotels that are franchised under the Wyndham brand but are not managed by Wyndham. Wyndham has informed those owners of the appropriate standards to make their equipment, which operates or interacts with Wyndham's systems, Year 2000 compliant. As of September 30, 1999, 5 of the 11 franchisees had informed Wyndham that their hotels were Year 2000 compliant. An additional 6 franchisees provided assurances to Wyndham that they would be in compliance prior to the end of the fourth quarter of 1999. One franchisee has yet to confirm the status of its hotel. As the systems at the franchised hotels are not under Wyndham's control, Wyndham must rely on the information provided by those owners or managers/operators and will not be able to test the assessment or remediation effected at the franchised hotels.

  As of September 30, 1999, Wyndham had expended or committed to expend approximately $24 million in connection with Year 2000 issues, and expects to spend an additional $6 million. Wyndham does not expect the anticipated expenditures to increase materially during the fourth quarter of 1999.

  As part of the settlement of litigation arising out of Wyndham's merger with Old Interstate, Wyndham agreed to contribute to a new company the management rights that were acquired in that merger, and then dispose of substantially all of that new company's stock by means of a spin-off to stockholders or otherwise. That spin-off was completed as of June 18, 1999, and Wyndham does not expect to bear any of the costs related to the inventory, assessment or remediation of those hotels.

  Wyndham identified the vendors and service providers critical to its businesses and requested those parties to provide information concerning their Year 2000 compliance and remediation efforts. Wyndham received responses from 59 percent of those vendors as of September 30, 1999. Based on preliminary responses, Wyndham believes that its most critical vendors and service providers will not cause Wyndham's operations to be materially disrupted as a result of Year 2000 issues. Wyndham continues to seek additional information from those parties that did not respond or did not provide sufficient information, but cannot guarantee that all vendors or service providers will comply with these requests. More importantly, Wyndham must rely on the information provided by those third parties and will not be able to test their compliance to verify the reported state of compliance. Wyndham intends to continue to evaluate the extent to which it will be able to replace vendors and service providers that are expected to be non-compliant. Considering the lack of responses from vendors and due to the lack of alternate sources, Wyndham expects it will be required to remain with potentially non-compliant vendors and service providers.

  In addition to those systems within Wyndham's control and the control of Wyndham's vendors and service providers, there are other systems that may impact Wyndham's business as a result of failing to become Year 2000 compliant by January 1, 2000. These systems could affect the operations of the air traffic control system and airlines or other segments of the lodging and travel industries, or the economy and travel generally. In addition, the systems at the Third Party Compliance Hotels or the hotels franchised under Wyndham's brands whose owners and managers/operators are implementing their own compliance programs may fail to become Year 2000 compliant. The systems that are outside of Wyndham's control or influence could adversely affect Wyndham's financial condition, results of operations or its business reputation.

  Wyndham believes that the most likely consequences of Year 2000 induced failures will be local in nature and result in disruptions to utilities, transportation and food services. Wyndham has developed contingency plans to address these types of potential Year 2000 induced failures in addition to contingency plans that anticipate the failure of one or more information systems. Wyndham's contingency plans are based on existing plans for operations during storms and other natural disasters resulting in the disruption of these types of services and are intended to permit a hotel to continue its operations for a reasonable short-term period without these services. While Wyndham has developed an individualized contingency plan for each hotel it manages and operates, any disruption in utilities or other key local services could have the effect of disrupting operations of several hotels located in that geographic area, thereby eliminating the potential back-up services from another hotel and impairing the implementation of the contingency plans.

  Wyndham's financial condition, results of operations and its business reputation could be affected adversely as a result of Year 2000 issues if:

  . Wyndham's remediation efforts were unsuccessful and its contingency plans were not effective or implemented successfully

  . third parties' failure to become Year 2000 compliant disrupts the operation of Wyndham's hotels or decreases the demand for Wyndham's services generally

  . the Third Party Compliance Hotels' remediation efforts were unsuccessful

  . the third-party managers/operators of hotels owned by Wyndham fail to develop effective contingency plans or to implement them successfully

  . demand for hotel services decreases due to travelers' general concerns in regard to Year 2000 issues

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

  Wyndham's primary market risk exposure is to future changes in interest rates related to its derivative financial instruments and other financial instruments including debt obligations, interest rate swaps, interest rate caps, and future debt commitments.

  Wyndham manages its debt portfolio by periodically entering into interest rate swaps and caps to achieve an overall desired position of fixed and floating rates or to limit its exposure to rising interest rates.

  The following table provides information about Wyndham's derivative and other financial instruments that are sensitive to changes in interest rates.

  . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at September 30, 1999. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at September 30, 1999.

  . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 1999.

                                                                                             Face       Fair
                            1999       2000       2001      2002      2003    Thereafter    Value      Value
                          --------  ----------  --------  --------  --------  ----------  ---------- ----------
                                                      (dollars in thousands)
Debt
Long-term debt
 obligations including
 Current Portion
 Fixed Rate.............  $  1,167  $   33,790  $  8,288  $ 46,092  $  6,726  $  335,191  $  431,254 $  431,254
 Average Interest Rate..      8.59%       8.68%     7.83%     8.89%     8.55%       8.17%
 Variable Rate..........  $  6,588  $  178,060  $146,102  $280,110  $ 38,078  $2,469,348  $3,118,286 $3,118,286
 Average Interest Rate..      9.09%       7.65%     7.72%     8.50%     8.30%       8.78%
Interest Rate Derivative
 Financial Instruments..
 Related to Debt........
Interest Rate Swaps
 Pay Fixed/Receive
  Variable..............       --   $  491,603  $ 30,453  $500,000  $250,000         --   $1,272,056 $1,277,440
 Average Pay Rate.......      5.94%       5.94%     5.98%     6.00%     5.84%
 Average Receive Rate...      5.83%       5.88%     6.36%     6.58%     6.67%
Interest Rate Caps
 Notional Amount........  $208,750  $1,500,000  $ 57,475       --        --   $   28,600  $1,794,825 $1,795,140
 Strike Rate............      7.39%       7.04%     7.80%     8.50%     8.50%       8.50%
 Forward Rate...........      5.83%       5.88%     6.36%     6.58%     6.67%       6.73%

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

  The parties have negotiated and entered into a stipulation of settlement to settle these four putative consolidated class action lawsuits, dated on or about September 17, 1999. The Stipulation of settlement sets forth the principal bases for the settlement, which include, among other things, the modification of Wyndham's obligations to make the optional $300 million rights offering (the "Rights Offering") specified in Section 6.13 of the Securities Purchase Agreement, as follows: (a) Wyndham shall make the Rights Offering;
(b) the Rights Offering shall be made no earlier than 60 days after the Closing Date, as defined in the Securities Purchase Agreement (the "Closing Date"), and shall be held open for a period of not less than 30 days, and Wyndham shall use its good faith efforts to commence the Rights Offering no later than 120 days after the Closing Date; provided, however, that Wyndham will not be required to make the Rights Offering if: (i) the SEC does not declare effective any registration statement with regard to securities of Wyndham to be offered in the Rights Offering; (ii) there is a pending court order, motion, legal proceeding or other action to enjoin, prevent or delay the Rights Offering; or (iii) the Rights Offering cannot be completed, despite Wyndham's good faith efforts, within 170 days of the Closing Date. The Stipulation of Settlement has been approved by order of the Delaware Chancery Court dated November 1, 1999.

  In the courts order, the Court certified, for purposes of settlement, a non-opt out, binding class of all persons and entities (exclusive of defendants and their affiliates) who owned shares of Wyndham common stock beneficially or of record, as of September 30, 1999 and/or sold shares of Patriot or Wyndham common stock during the period from January 12, 1999 to and including September 30, 1999 (the "Class"). The Court approved the settlement, including dismissing with prejudice all claims of the plaintiffs and the Class against the Defendants and others and approved an award of attorneys' fees to counsel for the plaintiffs in the amount of $1.125 million. The court order has not yet become final.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. On March 26, 1999, Patriot filed an answer to the complaint in which it denied all liability. Wyndham plans to vigorously defend this lawsuit.

  On May 7, 1999, a putative class action lawsuit was filed in the United States District Court for the Northern District of California on behalf of former shareholders of California Jockey Club and Bay Meadows Operating Company (collectively, "Bay Meadows") who subsequently became shareholders of Patriot, Patriot American Hospitality Operating Company and Wyndham as a result of the merger (the "Merger") of the above companies on or about July 1, 1997 (the "Class"). This lawsuit, captioned Johnson, et al. v. Patriot American Hospitality, Inc. et al., C-99-2153-SI, names as defendants Patriot American Hospitality, Inc., Wyndham International, Inc., PAH GP, Inc. PAH LP, Inc., Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and PaineWebber Group, Inc. This action was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing (May 7, 1999). This action asserts securities fraud claims and alleges that the purported class members wrongfully were induced to tender their Bay Meadows shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. This action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14,
1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American

Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multi-district litigation the California actions have been consolidated with the Susnow action and certain other actions listed below for consolidated pretrial purposes in the Northern District of California. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On or about June 22, 1999, a putative class action lawsuit captioned Levitch
v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Two actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, and Szekely v. Patriot American Hospitality Inc., 3-99CY1866-D filed August 23, 1999 allege substantially the same allegations and claims as mentioned above. By order of the Judicial Panel on Multi-district litigation, these actions have been consolidated with the Susnow action for consolidated pretrial purposes in the Northern District of California. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On May 18, 1999, Patriot received correspondence from Deborah Szekely ("Szekely"), one of the sellers of Golden Door Spa, which Patriot purchased on May 28, 1998. In that correspondence, Szekely threatened to file a complaint sounding in securities fraud based upon allegedly misleading financial information provided to Szekely by Patriot. On May 21, 1999, Patriot received correspondence from counsel for Szekely stating that Szekely would prosecute a civil action against Patriot and related entities. Counsel enclosed a draft Tolling Agreement with that letter. Patriot and potential litigants entered into a Tolling Agreement on May 26, 1999, which extended the period for the sellers to file a complaint to June 29, 1999. The Tolling Agreement subsequently was extended to July 15, 1999 and then to August 2, 1999. Counsel has provided Patriot with a draft complaint which purports to assert claims under California state law for securities fraud, fraud in the inducement, common law fraud, breach of fiduciary duty and deceit. To the best of Patriot's knowledge, Szekely has not yet commenced that action but instead has commenced the action listed above. If a complaint is filed and served on Patriot, Patriot plans to vigorously defend this lawsuit.

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

  On September 17, 1999, Starwood Hotels & Resorts Worldwide Inc. ("Starwood") filed a lawsuit against Fred J. Kleisner, Richard Mahoney and Wyndham in the United States District Court for the Southern District of New York. In the lawsuit, captioned Starwood Hotels & Resorts Worldwide Inc. v. Fred J. Kleisner et al., No. 99 Civ. 9811. The plaintiff alleged that Wyndham tortiously interfered with alleged employment contracts between Starwood and Kleisner and Mahoney, that the defendants misappropriated trade secrets belonging to Starwood, that the defendants tortiously interfered with Starwood's prospective business relationships and that the defendants are unfairly competing with Starwood. The complaint sought injunctive relief and other damages.

  On November 12, 1999, Starwood and Wyndham, Kleisner and Mahoney (the "Wyndham Defendants") entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") under the terms of which all claims against the Wyndham Defendants were dismissed with prejudice and the Wyndham Defendants paid no damages. Under the Settlement Agreement, Wyndham agreed to restrictions on its ability to hire and solicit for employment certain Starwood employees until July 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Since June 30, 1999, Wyndham International, Inc. ("Wyndham") has issued securities in private placements in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in the following amounts and for the consideration set forth below.

  On July 1, 1999, Wyndham issued 450,000 shares of Series B convertible preferred stock to Beacon Capital Partners, L.P. ("Beacon") for $45 million. Beacon transferred its loan receivable from PAH Realty Company, LLC to Wyndham International, Inc. for the purchase of these 450,000 shares of Series B preferred stock. For the series B preferred stock, dividends are payable quarterly, on a cumulative basis, at a rate of 9.75% per year. For the first six years, the dividends are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the investors' series B preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of series B preferred stock, with the cash component initially equal to 30% for the first dividend and declining over the period to approximately 19.8% for the final dividend in year six. For the next four years dividends are payable in cash or additional shares of series B preferred stock as determined by the Board of Directors; and after year 10, dividends are payable solely in cash. If any dividends are paid on the Wyndham common stock, additional dividends will be paid in the amount that would have been paid on the shares of Wyndham common stock into which the series B preferred stock is then convertible. If a change in control or a liquidation of Wyndham occurs within six years following the investment, any dividends remaining for the six years will be accelerated and paid. The series B preferred stock is not redeemable by Wyndham for six years, except that $300 million of the series B preferred stock may be redeemed during the 170 day period following the closing of the investment. The series B preferred stock can vote with the Wyndham common stock on an as-converted basis on matters submitted to the common stockholders and voting as a separate class on specified matters, with special rules applying to the election of directors. The series B preferred stock is also convertible, at the holder's option, into a number of shares of Wyndham common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

   Item No. Description
   -------- -----------
     10.1   Executive employment agreement dated April 19, 1999 between Wyndham
            International, Inc. and Anne L. Raymond.
     10.2   Executive employment agreement dated August 12, 1999 between
            Wyndham International, Inc. and Fred J. Kleisner.
     10.3   Executive employment agreement dated August 18, 1999 between
            Wyndham International, Inc. and James D. Carreker.
     10.4   Letter agreement dated July 7, 1999 between Wyndham International,
            Inc. and Karim Alibhai.
     27.1   Financial Data Schedule--Wyndham (filed herewith).

  (b) Reports on Form 8-K for the quarter ended September 30, 1999.

    (1) Joint Current Report on Form 8-K of Patriot American Hospitality, Inc. and Wyndham International, Inc. dated March 26, 1999 filed March 29, 1999 (Nos. 001-09319 and 001-09320), as amended May 10, 1999, May 24, 1999, and September 3, 1999 filing under Item 5 the pro forma financial information for the year ended December 31, 1998.

    (2) Current Report on Form 8-K of Wyndham International, Inc. dated August 19, 1999 (001-9320) reporting under Item 4, the change in its independent accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP.

    (3) Current Report on Form 8-K of Wyndham International, Inc. dated September 17, 1999 (001-9320) reporting under Item 5, announcing the settlement of certain class action litigation and the record date for its rights offering.

    (4) Current Report on Form 8-K of Wyndham International, Inc. dated November 8, 1999 (001-9320) reporting under Item 5, announcing its earnings for the quarter ended September 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          Wyndham International, Inc.

                                                    /s/ Richard Mahoney
                                          By __________________________________
                                                      Richard Mahoney
                                                  Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)

DATED: November 15, 1999