Form 10-K405
period 1999-12-31
WYNDHAM INTERNATIONAL INC
filed 2000-03-30
CIK 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  (Mark One)

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999

                                      OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from         to

                         Commission File Number 1-9320

                          Wyndham International, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              94-2878485
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

   1950 Stemmons Freeway, Suite 6001
             Dallas, Texas                              75207
    (Address of principal executive                  (Zip Code)
               offices)

                                (214) 863-1000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Class A Common Stock, par value            New York Stock Exchange
            $0.01 per share


    Preferred Stock Purchase Rights            New York Stock Exchange
         (Title of each class)             (Name of each exchange on which
                                                     registered)

          Securities registered pursuant to Section 12(g) of the Act:

                             Series A Convertible
                          Preferred Stock, par value
                                $0.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of Wyndham International, Inc. as of March 22, 2000 was approximately $313 million, based upon a price of $2.0625 per share.

  As of March 22, 2000, there were 167,721,297 shares of Wyndham class A common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders of Wyndham to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                            Form 10-K Annual Report
                                     Index

Item                                                                  Form 10-K
No.                                                                  Report Page
----                                                                 -----------


PART I

1.Business................................................................    3
2.Properties..............................................................    3
3.Legal Proceedings ......................................................   17
4.Submission of Matters to a Vote of Security Holders.....................   19

PART II

5.Market Price for Registrant's Common Equity and Related Stockholder        20
 Matters..................................................................
6.Selected Financial Information..........................................   21
7.Management's Discussion and Analysis of Financial Condition and Results    24
 of Operations............................................................
7a.Qualitative and Quantitative Disclosures about Market Risks............   35
8.Financial Statements and Supplementary Data.............................   36
9.Changes in and Disagreements with Accountants on Accounting and            36
 Financial Disclosure.....................................................

PART III..................................................................   37

PART IV

14.Exhibits, Financial Statements and Schedules, and Reports on Form 8-K..   37

SIGNATURES..................................................................  40

                                    PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

General Development of Business

  Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully-integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel operators with a portfolio totaling 303 hotels and approximately 73,000 rooms.

  Wyndham is a Delaware corporation and its principal executive offices are located at 1950 Stemmons Freeway, Suite 6001, Dallas, Texas 75207. As discussed more fully below, effective June 30, 1999, Wyndham completed a restructuring in which it acquired Patriot American Hospitality, Inc. (together with its subsidiaries, "Patriot"). Unless the context otherwise requires, references herein to "Old Wyndham" refer to Wyndham prior to the June 30, 1999 restructuring and when the term Wyndham is used relating to a period prior to June 30, 1999, such term refers to the combined entity of Old Wyndham and Patriot.

  Patriot was formed in April 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of shares of common stock and commenced operations. Between October 1995 and July 1997, Patriot acquired interests in 56 hotel properties which it leased to various third parties.

  On July 1, 1997, Patriot merged with and into California Jockey Club ("Cal Jockey"), with Cal Jockey being the surviving legal entity. Cal Jockey's shares of common stock were paired and traded together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing agreement. In connection with the Cal Jockey merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc.," referred to herein as Patriot, and Bay Meadows changed its name to "Patriot American Hospitality Operating Company". In January 1998, Patriot acquired Wyndham Hotel Corporation through a merger (the "Wyndham merger"). In connection with the Wyndham merger, Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." and is referred to herein, collectively with its subsidiaries, as "Old Wyndham".

  The Cal Jockey merger was accounted for as a reverse acquisition in which Cal Jockey was considered to be acquired by Patriot. For accounting purposes, Old Wyndham commenced its operations concurrent with the closing of the Cal Jockey merger on July 1, 1997.

  During 1998, Patriot and Wyndham grew rapidly, investing over $4.5 billion in the acquisition of hotels and other related businesses. These acquisitions were financed primarily with funds drawn on the companies' revolving credit facility as well as through the issuance of paired shares and units of limited partnership interests ("OP Units") in two operating partnerships owned principally by Wyndham and Patriot (the "Operating Partnerships").

  In the Wyndham merger, Patriot acquired ownership of 10 Wyndham hotels, 14 ClubHouse hotels, 52 management and franchise contracts, the Wyndham and ClubHouse proprietary brand names and the Wyndham hotel management company. Other major acquisitions during 1998 included (a) the acquisition of three resort hotels in San Juan, Puerto Rico and a majority interest in a related management company, (b) the acquisition of Arcadian International Limited, which owned 10 hotels in England, one hotel in Jersey, five owned and managed Malmaison Hotels, two European resorts under development, the Malmaison proprietary brand name and a 50% interest in a property being redeveloped in London, (c) the acquisition of Interstate Hotels Company, which owned or had controlling interests in 42 hotels representing over 12,000 rooms, leases for 84 hotels representing over 10,100 rooms, and management or service agreements for 82 hotels representing over 20,400 rooms, (d) the acquisition of SF Hotel Company, L.P., which owned four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels and management contracts and franchise interests for 12 additional hotels, and (e) the acquisition of the hospitality related business of CHC International, Inc., including 17 leases and 16 of the associated management contracts related to Patriot hotels, eight third-party management contracts, two third-party asset management contracts, the Grand Bay proprietary brand name and certain other assets.

Restructuring

  Effective June 30, 1999, Wyndham completed a restructuring that included (1) an organizational restructuring, (2) a $1 billion equity investment, (3) a new $2.45 billion credit facility, and (4) the issuance of $581 million of mortgage notes.

 Organizational Restructuring

  As discussed above, prior to the restructuring, Old Wyndham and Patriot operated under a paired share REIT structure. Patriot principally owned and leased hotel properties, and Old Wyndham principally served as an operating company that managed hotel properties, including properties leased from Patriot. The shares of common stock of Old Wyndham were paired and traded together with the shares of common stock of Patriot pursuant to a stock pairing arrangement and were referred to as paired shares.

  On June 30, 1999, a subsidiary of Old Wyndham was merged with and into Patriot and Patriot became a wholly-owned subsidiary of Wyndham. The pairing arrangement was terminated and each outstanding paired share was converted into a share of Wyndham class A common stock. In addition, Patriot's status as a real estate investment trust was terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date.

  Wyndham recorded a one-time charge of $675 million to establish a deferred tax liability that resulted from Patriot's change in tax status from a REIT to a C corporation, as required by Statement of Financial Accounting Standard No.
109. This charge is included in income tax expense in the accompanying 1999 consolidated statement of operations.

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interest accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot. The financial statements prior to the reorganization are presented on a combined basis and include the combined accounts of Patriot and its subsidiaries with Old Wyndham and its subsidiaries.

 Equity Investment

  Pursuant to the terms of the $1 billion equity investment, Wyndham issued
9.55 million shares of series B convertible preferred stock in exchange for gross proceeds of $955 million representing an approximate 41% voting control of Wyndham. The remaining $45 million of this investment was funded through the transfer of one of the investor's loan receivable from PAH Realty Company LLC, a subsidiary of Patriot, to Wyndham for the purchase of 450,000 shares of series B convertible stock. Wyndham incurred approximately $77.6 million in costs directly attributable to the equity investment. Among other terms, this series B preferred stock pays quarterly dividends on a cumulative basis, at a rate of 9.75% per year, and is convertible at the holders' option into Wyndham class B common stock. Proceeds of the equity offering were used to pay down existing indebtedness.

  In the fall of 1999, Wyndham issued to the holders of its class A common stock and to holders of OP units rights to subscribe for up to $300 million of series A preferred stock, with the proceeds from the offering to be used to redeem a portion of the series B preferred stock. The rights offering was completed December 13, 1999 with the issuance by Wyndham of 55,992 shares of series A preferred stock in exchange for gross proceeds of approximately $5.6 million. Wyndham incurred approximately $1.2 million in costs attributable to the issuance of this stock. Wyndham used these proceeds to redeem 55,992 shares of series B preferred stock at a redemption price of $102.00 per share and accrued dividends of $2.0583 per share, or an aggregate of $5.8 million in cash. The series A preferred stock generally has the same economic terms as the series B preferred stock, but has no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods.

 New Credit Facility and Term Loans

  Concurrent with the closing of the $1 billion equity investment described above, Wyndham closed on a new $2.45 billion credit facility which consists of a $1.3 billion term loan with a seven-year term, a $500 million revolving credit facility with a five-year term, and a $650 million increasing rate loan facility with a five-year term. The proceeds, net of closing costs and fees of approximately $41.1 million for the term loan and the revolving credit facility, and approximately $17.9 million for the increasing rate loan facility, were used to retire existing indebtedness. At December 31, 1999, $270 million was drawn on the new revolving credit facility.

  Interest rates are based upon LIBOR plus spreads varying from 2.75% to 3.50% per annum for the term loan, and 1.25% to 2.75% per annum for the revolving credit facility, based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. If any of the increasing rate loan facility remains outstanding, the applicable margins shall be increased by 0.25%. The term loan and the revolving credit facility are guaranteed by the domestic subsidiaries of Wyndham and are secured by pledges of equity interests held by Wyndham and its subsidiaries. Wyndham's ability to borrow under its revolving credit facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios.

  Interest rates for the increasing rate loans are based on LIBOR rates (less statutory reserves), plus 3.50% through September 30, 1999, and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%. The lender under the increasing rate loans receives the benefit of the same guarantees and pledges of security provided under the new term loan and revolving credit facility.

 New Mortgage Loans

  Effective June 30, 1999, Wyndham also closed on a $346 million mortgage loan with Bear, Stearns Funding, Inc., which is secured by twenty-five properties. The loan matures on July 1, 2004 and bears interest at the LIBOR rate plus 3.25% per annum. Proceeds from the mortgage debt were used to retire existing mortgage indebtedness. On November 5, 1999, the loan was modified to bear interest at the LIBOR rate plus spreads of 0.82% through 4.50%.

  Additionally, effective June 30, 1999, Wyndham closed on a $235 million mortgage loan with Lehman Brothers Holdings Inc., which is secured by ten properties. The mortgage loan has a three-year term, with a one-year extension option, and bears interest at the LIBOR rate plus 3.50% per annum, plus an additional 1.75% on the principal amount payable at maturity. Proceeds from this mortgage loan were used to retire existing mortgage indebtedness.

 Restructuring Charges

  In addition to the one-time charge of $675 million to establish a deferred tax liability resulting from Patriot's change in tax status from a REIT to a C corporation, Wyndham incurred restructuring charges of $285.3 million during 1999. The restructuring charges include an $83.1 million charge resulting from termination of the paired share structure and $202.1 million in charges resulting from management's decision to streamline its organization and focus on its core brands primarily by closing several divisional offices, exiting the European market for its non-branded assets, exiting the limited hotel sector and rebranding certain assets. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Background-- Restructuring."

Other 1999 Events

 Sale of Arcadian International Limited

  During 1999, as a part of management's strategy to exit from the European market for their non-branded assets, Wyndham recorded a restructuring charge of $97.9 million primarily for the write-down of assets to estimated fair value, including goodwill of $28.4 million. The restructuring charge also included $9.5 million associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in Arcadian International, its management division in Europe. In 1999, the Company sold 11 hotels for a purchase price of (Pounds)75 million (approximately $119.9 million based on exchange rates at the time of closing). As a result of the sale, the Company recorded a loss on the sale of $8.3 million, net of restructuring charges.

 Spin-off of Interstate Hotels Company

  On May 27, 1998, Patriot, Old Wyndham, and Interstate Hotels Company ("Interstate") entered into a settlement agreement, as amended, with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close on June 2, 1998. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by Patriot of the third-party management business that was operated by Interstate.

  Effective June 18, 1999, Patriot distributed approximately 92% of the shares of Interstate Hotel Corporation ("New Interstate") in the form of a dividend to shareholders. Shareholders of record on June 7, 1999 received one share of New Interstate stock for every thirty shares of Patriot common stock, Patriot series A preferred stock, Old Wyndham series A and B preferred stock, Patriot common and preferred OP units, and Old Wyndham Class A and C preferred OP units. The remaining 8% is owned equally by Wyndham and Marriott.

  As a result of the spin-off, the Company now owns an approximate 55% non-controlling interest in the subsidiary of New Interstate, which operates the third-party management business that Patriot acquired from Interstate.

 SF Hotel Company, L.P.

  In June 1998, Wyndham acquired all of the partnership interests in SF Hotel Company, L.P. for approximately $298.9 million ("the Summerfield acquisition"). The purchase agreement provided that the purchase price was subject to further adjustment based on the market price of the paired shares and achievement of certain performance criteria. Effective January 15, 1999, the Operating Partnerships issued an additional 1,311,709 OP units valued at approximately $9.0 million as additional consideration pursuant to the purchase agreement. Effective February 8, 2000, the Company paid an additional $32.8 million as additional consideration pursuant to the purchase agreement.

 Other

  During 1999, the Company acquired the remaining minority interests in 9 hotel assets. The acquisition of these interests was financed through cash of approximately $4.2 million, additional mortgage indebtedness totaling $49.8 million and the sale of an additional 10% interest in another hotel.

  During 1999, the Company sold a racecourse, land adjacent to the racecourse and 21 hotel properties, including 11 hotels in London discussed above. The Company received net cash proceeds of approximately $123.4 million, after the repayment of mortgage debt of $62.9 million and a mortgage note receivable in the amount of $6.0 million. The Company recorded a net loss of $10.7 million in connection with these transactions.

Recent Developments in 2000

  In January 2000, Wyndham acquired the remaining interests in Wyndham Chicago from Oxford Blackpoint Company II, LLC, for approximately $20.6 million.

  In March 2000, Wyndham sold its Sierra Suites(R) hotel brand, properties and related assets to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53.0 million. The transaction includes the sale by Wyndham of one owned and three leased properties, seventeen franchise and management contracts for Sierra Suites(R) and nine contracts for Summerfield Suites.

  On March 27, 2000, the Company announced that its Board of Directors has named president Fred J. Kleisner to the additional position of chief executive officer. He succeeds James D. Carreker, who will remain as chairman. Additionally, Wyndham accepted the resignations of two senior officers, Anne
L. Raymond, executive vice president and chief investment officer, and Stanley
M. Koonce, Jr. executive vice president and chief administrative officer. David Johnson, president of the Wyndham hotel division, has been named executive vice president, sales and marketing.

Description of Business

  The Company is a fully-integrated hotel enterprise that operates primarily in the upscale and luxury segments. The Company's portfolio consists of 303 owned, leased, managed or franchised hotels with approximately 73,000 rooms. The Company classifies its business into proprietary and non-proprietary brand hotel divisions under which it manages the business.

  The Company's principal proprietary branded assets, Wyndham Hotel & Resorts(R) consist of 171 owned, leased, managed or franchised hotels with approximately 40,855 rooms. The Company offers upscale, full-service accommodations to business and leisure travelers, providing a quality and consistent product through its Wyndham Hotels & Resorts brand and its Wyndham Garden Hotels(R) brand. The Company is positioned in the luxury segment under the Wyndham Luxury Resorts brand. Wyndham Luxury Resorts include five-star resort properties, such as the Boulders and Carmel Valley Ranch. Additionally, the Company offers proprietary branded all-suite accommodations through its upscale Summerfield Suites by Wyndham brand. Other proprietary hotel brands owned and developed by the Company include Malmaison (a chain of unique, lifestyle hotels located in the United Kingdom) and ClubHouse Inns (offering mid-priced hotels focused on the individual corporate traveler).

  The Company's primary growth strategy is to develop its proprietary hotel brands through increasing distribution, generating greater customer awareness, building brand loyalty, offering cutting-edge amenities and services, and maintaining customer satisfaction. The Company intends to continue to expand its Wyndham hotel portfolio through the rebranding of existing non-proprietary branded hotels to one of its proprietary brands and through the selective acquisition and development of hotels in major metropolitan areas and resort destinations. In 1999, the Company converted 10 owned hotels to one of its proprietary upscale or luxury hotel brands consistent with the Company's strategy of increasing distribution in important urban and suburban markets. Additionally, the Company has opened newly constructed Wyndham hotels in major metropolitan markets including Boston, Chicago and Atlanta and acquired the Canal Place Hotel in New Orleans (one of the leading hotels in that city) which was converted to a Wyndham hotel in December. The Company also opened Wyndham Hotels in Billerica (a suburb in Boston's high tech corridor) and Denver Tech Center (the preeminent suburban market in Denver) which are examples of its new suburban hotel prototype. This pattern of establishing significant hotels in strategic urban centers and surrounding them with additional locations in the important suburban sub-markets of the top 25 Metropolitan Statistical Areas ("MSA") are core to the Company's growth strategy going forward.

  On a parallel course, the Company converted a number of independent and non-proprietary branded four-star resort assets in its portfolio to Wyndham Resorts, including the Buena Vista Palace in Orlando and the Casa Marina and Reach Hotels in Key West. The Company also refined the focus of its five-star business strategy to concentrate on full-service resort properties, and folded them into the Wyndham brand through the designation of Wyndham Luxury Resorts. This is designed to strengthen the competitive position of these assets by retaining the individuality of these landmark properties while adding the sales and marketing clout of the Wyndham brand.

  The Company's 74 non-proprietary branded hotels consist of 72 full service hotels and 2 resort hotels. All but 5 of these hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Four Points by Sheraton(R), Marriott(R), and Courtyard by Marriott(R). The Company's non-proprietary branded hotels are primarily operated by one of its management divisions, Performance Hospitality Management ("PHM"). In addition to the Company's owned assets, PHM manages 20 non-proprietary hotels for third parties. It is focused on maximizing hotel profitability at the owned hotels or for third-party hotel owners.

  Consistent with the Company's strategy to grow its proprietary brands, the Company has and will continue to review its portfolio to identify certain non-proprietary hotels that can be converted into one of its Wyndham proprietary brands. The balance of the Company's non-proprietary hotels will be systematically disposed of through asset sales and exchanges to create a source of capital for further expansion of the Wyndham proprietary brand.

Proprietary Brands

  Wyndham is the brand umbrella under which all of its proprietary products are marketed. It includes three four-star, upscale hotel brands that offer full-service accommodations to business and leisure travelers, as well as the five-star luxury resort brand. It has earned recognition as among the best upscale hotel brands for overall customer satisfaction by J.D. Powers and Associates in 1999. With hotels in major urban, suburban and resort markets, the Wyndham brand offers products geared to the specific needs of travelers based on their location, facilities and trip purpose.

  Wyndham Hotels & Resorts includes Wyndham Hotels which are upscale, full-service hotels that contain an average of 400 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space and a full range of guest services and amenities, for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. In 1999, the Company identified new brand standards, which are to be implemented throughout the Wyndham Hotels portfolio in 2000. These brand standards are designed to further strengthen Wyndham's position as a leader in product and service standards in the upscale segment. The upgraded mattresses and bedding which are being introduced in all Wyndham Hotels over the next 12 months are among the new brand product standards. New service offerings include the "Wyndham By Request" guest recognition program which focuses on rewarding repeat guests with on-site amenities and benefits during their stay, as well as rewards for use during future travel. The Company has targeted a number of technology initiatives designed to position Wyndham as a dominant brand for the future. For example, all Wyndham Hotels will offer wireless internet access to their guests. This initiative is a partnership with Wayport, a leader in wireless internet technology. Wireless internet access is expected to be available in all hotels by the third quarter of 2000. Wyndham Resorts are distinctive properties and represent the largest hotel chain in the Caribbean. The full-service and destination resorts average 300 rooms and service leisure and incentive travelers as well as business groups. Primary destinations include Orlando, South Florida and the Caribbean.

  Wyndham Luxury Resorts are five-star, luxury hotel properties featuring between 150 and 300 rooms, numerous fine dining options, and other luxury and recreational amenities. The resorts are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door(R), one of the world's preeminent spas based in Escondido, California. Luxury Resorts are located in Arizona, Colorado, Florida, Puerto Rico, and Mexico.

  Wyndham Garden Hotels, which serve individual business travelers and small business groups, are located principally near major airports and suburban business districts. The full-service hotels feature between 150 and 225 guest rooms, and include up to 5,000 square feet of meeting space. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden(R) libraries and laundry and room service. Consistent with the Company's strategy to grow the Wyndham Hotels & Resorts brand, the Company plans to convert certain of the Wyndham Garden hotels into Wyndham Hotels, which is consistent with the Company's primary focus on expanding the core Wyndham Hotels & Resorts brand.

  Summerfield Suites by Wyndham(TM) hotel brand offers guests the highest quality lodging in the upscale all suites segment. This brand received the highest customer satisfaction score of any upscale all-suite brand in the J.
D. Powers and Associates 1999 survey. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many of the suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers. Each Summerfield Suites hotel contains 86 to 150 suites in either interior or exterior corridor design. The Company plans to lead its growth of this product through franchising.

  Malmaison, the Company's upscale brand in the United Kingdom, is a full-service collection of contemporary hotels with traditional French brasseries catering primarily to the business and corporate traveler. Significant emphasis is placed on the quality of Malmaison's food and beverage options, centered around the philosophy of "the simple things done well" and characterized by the best of produce, great wines, fast service and affordable prices. The recipient of five major industry awards, the Malmaison brand was named the "Best Hotels in the World Under (Pounds)100 Per Night" by England's Tatler magazine in 1998.

  ClubHouse Inns are mid-priced, limited service hotels located principally in secondary markets throughout the Midwest and the Southwest. ClubHouse Inns are targeted at corporate individual travelers and feature an average of 135 rooms, two meeting rooms, full-service breakfast buffets and evening reception. These assets are currently being held for disposition in a portfolio transaction including the trademark rights as they are not consistent with the Company's core strategy to concentrate the focus of future growth in the upscale segment.

Non-Proprietary Brand

  Among its non-proprietary branded hotels, the Company owns and operates 74 hotels aggregating over 21,800 rooms under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Four Points by Sheraton(R), Marriott(R), and Courtyard by Marriott(R). The majority of the Company's non-proprietary branded hotels are full-service and operate in the luxury and upscale price points. Full-service hotels generally offer a range of conference facilities and banquet space, food and beverage accommodations, gift shops, and recreational areas, including swimming pools. These hotels target both business and leisure travelers, including meetings, groups and individuals.

LODGING

  The following table sets forth the number of hotels, number of rooms, total revenue, average daily rate ("ADR"), average occupancy rate, and revenue per available room ("REVPAR"), and capital expenditures (excluding corporate capital expenditures) for the Company's owned and leased hotels by region and worldwide as of December 31, 1999.

                          Number    Room    Total                                Capital
         Region          of Hotels Count   Revenue     ADR   Occupancy REVPAR  Expenditures
         ------          --------- ------ ---------- ------- --------- ------- ------------
                                               (dollars in thousands)
New England.............      8     1,913 $   75,956 $121.35   76.1%   $ 92.39   $  6,870
East North Central......     24     5,406    221,926  106.45   71.6      76.25     10,327
East South Central......      7     1,473     37,955   84.81   57.2      48.54      3,715
Mid Atlantic............     20     5,255    270,560  121.99   77.9      95.05     14,364
South Atlantic..........     48    12,942    561,382  112.54   69.9      78.71     60,190
Mountain................     15     3,118    183,575  121.93   69.1      84.28     10,654
West North Central......     18     3,634    120,360   88.06   65.7      57.83     15,499
West South Central......     24     6,506    214,977   98.41   68.3      67.18     17,160
Pacific.................     29     6,366    289,417  117.31   73.7      86.42     13,928
Canada..................      1       287     13,429   85.65   78.4      67.17        955
Caribbean...............      5     2,319    266,215  180.76   75.9     137.27     14,031
Europe..................      5       460     26,360  124.72   83.1     103.62     17,803
                            ---    ------ ---------- -------   ----    -------   --------
  Total.................    204    49,679 $2,282,112 $113.82   71.2%   $ 81.00   $185,496
                            ===    ====== ========== =======   ====    =======   ========

Total Portfolio

(Number of Hotels as of December 31,
1999)                                    Owned Leased Managed Franchised Total
------------------------------------     ----- ------ ------- ---------- -----
Wyndham Brand Hotels & Resorts..........   68    14      39        8      129
Wyndham Luxury Resorts..................    3   --        3      --         6
Summerfield Suites and Sierra Suites....    7    25      19        1       52
ClubHouse Inns..........................    8   --        2        1       11
Malmaison Hotels........................    5   --      --       --         5
Grand Heritage Hotels...................  --    --        1        1        2
                                          ---   ---     ---      ---      ---
Proprietary Brand Hotels--Subtotal......   91    39      64       11      205
Non-Proprietary Brand Hotels............   74   --       24      --        98
                                          ---   ---     ---      ---      ---
  Total.................................  165    39      88       11      303
                                          ===   ===     ===      ===      ===

 Franchise and Brand Affiliations

  As of December 31, 1999, all but five of the Company's owned hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for hotels which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. The Company generally is the licensee under the franchise agreement related to such hotel. The Company is responsible for making all payments under the franchise agreements to the franchisors. Franchise royalties and fees generally range up to approximately 10% of room revenue. The duration of the franchise agreements are varied, but generally may be terminated upon prior notice and/or upon payment of certain specified fees.

 Management of the Hotels

  As of December 31, 1999, the Company managed 88 hotels for third parties pursuant to management contracts under which it is responsible for the day-to-day operation of the hotels. Of the 88 managed hotels, 64 hotels were managed under proprietary brands of the Company, while 24 hotels were managed under non-proprietary brands of the Company. These operations include managing hotel accommodations, meeting rooms and food and beverage services as well as hiring and training each hotel's staff, planning and providing sales and marketing services, purchasing operating supplies, inventories and furniture, fixtures and equipment, providing routine repairs and maintenance and performing hotel accounting functions, including the preparation of monthly financial statements. The terms of the management contracts vary from hotel to hotel, but range from 1 to 20 years. As of December 31, 1999, the average remaining term for the management contracts was approximately 9.5 years.

 Employees

  As of December 31, 1999, Wyndham had approximately 32,000 employees, and retains appropriate support personnel to manage its operations.

Pending Adoption of Authoritative Statement on Derivative Instruments and Hedging Activities

  In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" which defers the effective date of SFAS No. 133 to be adopted in years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS No. 133 will have on the earnings and financial position of the Company.

Certain Risk Factors

  Set forth below are important risks and uncertainties that could cause Wyndham's actual results to differ materially from those expressed in forward-looking statements made by the management of Wyndham. In this section, the words "we", "us", and "our" refer only to Wyndham and its subsidiaries and not to any other person.

 Hotel Industry Risks

  Operating Risks. Our primary business is buying, selling, leasing and managing hotels. This business is subject to operating risks common to the hotel industry, including:

  . competition for guests from other hotels, a number of which may have greater marketing and financial resources and experience than us and our hotel management companies;

  . increases in operating costs due to inflation and other factors, which may not be offset by increased room rates;

  . dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

  . increases in energy costs and other travel expenses, which may deter travelers; and

  .  adverse effects of general and local economic conditions.

  These factors could adversely affect our ability to generate revenues and our financial condition and results of operations.

  We may be unable to obtain or transfer necessary operating licenses in hotel acquisitions. When we acquire hotels or hotel operating companies, we may be unable to transfer certain operating licenses or obtain new licenses in a timely manner, such as food and beverage licenses. Although hotels can sell alcoholic beverages under interim licenses or licenses obtained before we acquire them, there can be no assurance that these licenses will remain in effect until we (or the hotel management company) obtain new licenses. If a hotel fails to have a food and beverage license or other operating licenses, this failure would adversely affect the hotel's ability to generate revenues and could adversely affect our financial condition and results of operations.

  Internet Reservation Channels. A percentage of our hotel rooms are booked through internet travel intermediaries such as Expedia.com, Travelcity.com, Priceline.com and Click-It weekends. As this percentage increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our lodging brands. If this occurs, it could adversely affect our financial condition and results of operations.

  Hotel Renovation Costs and Capital Expenditures. In general, hotels have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodically replacing or refurbishing furniture, fixtures and equipment. Under the terms of participating leases, we must establish a reserve to pay for certain capital expenditures and for periodically replacing or refurbishing furniture, fixtures and equipment. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash. In addition, we may acquire hotels that require significant renovation. When we renovate hotels, we incur risks, including the risk of environmental problems, construction cost overruns and delays, uncertainties as to market demand after we renovate, market demand deterioration after we begin renovating, and unanticipated competition emerging from other hotels.

  Competition For Hotel Acquisition Opportunities. We may be competing for hotel acquisition opportunities with entities that have substantially greater financial resources. These entities may generally be able to accept more risk than we can prudently manage, including risks of a hotel operator's creditworthiness or a target hotel's geographic location. Competition may generally reduce the number of hotel acquisition opportunities that we believe suitable.

  Seasonality. The hotel industry is seasonal in nature. Revenues at certain hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year. Seasonal variations in hotel revenues may cause quarterly fluctuations in our operating revenues.

Real Estate Risks

  General Risks. Our ability to generate revenues from our hotels may be adversely affected by risks common to the ownership, lease or operation of real property, including:

  .  changes in national economic conditions;

  . changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

  .  changes in interest rates;

  .  changes in the availability, cost and terms of mortgage funds;

  . the impact of present or future environmental legislation and compliance with environmental laws;

  . the ongoing need for capital improvements, particularly in older structures;

  .  changes in real estate tax rates and other operating expenses;

  .  adverse changes in governmental rules and fiscal policies;

  .  adverse changes in zoning laws;

  .  civil unrest;

  . acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and

  .  other factors that are beyond our control.

  Value and Illiquidity of Real Estate. Real estate is a relatively illiquid asset. Therefore, our ability to respond to changes in economic and other conditions will be limited. If we must sell a property, there can be no assurance that we will be able to dispose of it in the time period we desire or that the sales price of any property will equal or exceed the amount of our initial investment in the property.

  Property Taxes. Our properties are subject to real property taxes. The real property taxes on our properties may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may adversely affect our financial condition and results of operations.

  Consents of Ground Lessors Required For Sale of Certain Hotels. Some of our properties are subject to ground leases with third party lessors. In addition, we may acquire properties in the future that are subject to ground leases. If we wish to sell a property that is subject to a ground lease or wish to assign our leasehold interest in the ground lease, we may need the consent of third party lessors. As a result, we may not be able to sell or assign our interest in these properties without the consent of these lessors.

  Environmental Matters. Our operating costs may be affected by the cost of complying with existing and future environmental laws, ordinances and regulations. Under various federal, state and local environmental laws, ordinances and regulations, we may be liable for the costs of removing or remediating hazardous or toxic substances on, under, or in real property currently or previously owned or operated by us. These laws often impose liability whether or not we knew of, or were responsible for, the presence of hazardous or toxic substances. In addition, our ability to borrow by using real property as collateral may be adversely affected by the presence of hazardous or toxic substances, or the failure to remediate the property properly. By arranging for the transportation, disposal or treatment of hazardous or toxic substances, we may also be liable for the costs of removing or remediating these substances at the disposal or treatment facility, even if we never owned or operated the disposal or treatment facility. We could be held liable under environmental laws used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment. Third parties may seek recovery from us for personal injuries associated with exposure to hazardous materials on real property owned or operated by us. Environmental laws may also impose restrictions on the manner in which we may use or transfer a property or in which we operate our business on a property. In connection with our hotels, we may be potentially liable for any environmental costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our results of operations and financial condition. Qualified independent environmental engineers have conducted Phase I environmental site assessments on substantially all of our properties. The purpose of these environmental assessments was to identify potential sources of contamination for which any of our properties may be responsible and to assess the status of environmental regulatory compliance. The environmental assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any environmental liability or compliance concerns. Nevertheless, these environmental assessments may not have revealed all environmental liabilities or compliance concerns. Also, there may be material environmental liabilities or compliance concerns of which we are currently unaware. We have not been notified by any governmental authority, and we have no other knowledge of, any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties.

  Uninsured and Underinsured Losses. Each of the leases with third parties specifies comprehensive insurance to be maintained on each of the applicable leased hotels, including liability, fire and extended coverage. We believe this specified coverage is of the type and amount customarily obtained for hotels. Leases for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature such as earthquakes and floods, that may be uninsurable or not economically insurable. Our Board of Directors and management will use their discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace the property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the damaged property.

  Acquisition and development risks. We currently intend to pursue acquisitions of additional hotels and hotel operating companies and, under appropriate circumstances, may pursue development opportunities. Acquisitions entail risks that the acquired hotels or hotel operating companies will fail to perform according to our expectations or that our cost estimates to market, acquire and operate properties will prove inaccurate. In addition, hotel development is subject to other risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receiving zoning, occupancy and other required governmental approvals and permits, and incurring development costs for projects that are not pursued to completion.

  We depend on management contracts. We manage hotels for third party owners pursuant to management contracts. These contracts may be acquired, terminated, renegotiated or converted to franchise agreements in the ordinary course of our business. However, the hotel property owner may terminate these management contracts if we fail to meet certain performance standards, if the property is sold to a third party, if the owner defaults on indebtedness encumbering the property, upon a foreclosure of the property, closing of the property and certain business combinations involving us in which our name or current management team does not survive.

  There can be no assurance that we will be able to replace terminated management contracts, or that the terms of renegotiated or converted contracts will be as favorable as the terms that existed before such renegotiation or conversion. We also will be subject to the risk that a hotel property owner will be unable to pay management fees to us. In addition, in certain circumstances, we may be required to make loans to or capital investments in hotel properties in connection with management contracts. If any of these hotel properties suffers poor operating results or if we lose our management contract, we may not recover our loan or capital investment.

 Risks of Operating Hotels under Franchise or Brand Affiliations

  We operate some of our hotels under franchise or brand affiliations. In addition, we may acquire hotels in the future which are operated under franchise or brand affiliations. Each franchised hotel must meet specified operating standards and other terms and conditions to continue its franchise license. The continued use of a brand generally depends upon the continuation of the management agreement related to that hotel with the hotel's management entity. Franchisors typically inspect licensed properties periodically to confirm adherence to operating standards. Actions by us, our affiliates or the hotel management entities could cause a breach of these standards or other terms and conditions of a franchise license or the loss or cancellation of a franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements which our Board of Directors determines are too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our Board of Directors may elect to allow the franchise license to lapse which could result in our incurring significant termination costs. If a franchise or brand affiliation is terminated for any reason, we may try to obtain a suitable replacement franchise or brand affiliation, or to operate the hotel independent of a franchise or brand affiliation. If we lose a franchise or brand affiliation, we will lose the associated name recognition, marketing support and centralized reservation systems provided by the franchisor or brand owner. This loss could adversely affect the value of the hotel and our results of operations.

 Risks Relating to Gaming Operations

  Regulation of Gaming Operations. We own and operate several casino gaming facilities at some of our hotels, including El San Juan, El Conquistador, Condado Plaza and Old San Juan in Puerto Rico. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities.

  Typically, gaming regulatory authorities have broad powers related to the gaming operations licenses. They may revoke, suspend, condition or limit our gaming approvals and licenses, impose substantial fines and take other actions, any of which could have a material adverse effect on our business and the value of our hotel/casinos. Our directors, officers and some key employees are subject to licensing or suitability determinations by various gaming authorities. If any of those gaming authorities were to find someone unsuitable, we would have to sever our relationship with that person.

  Risks Associated with High-End Gaming. The high-end gaming business is more volatile than other forms of gaming. Fluctuations in customers' high-end gaming activities could have an adverse impact on our financial condition and results of operations. In addition, a significant portion of our table gaming is attributable to a relatively small number of international customers. If the most significant of these customers reduces or quits his or her gaming, it could have an adverse effect on our financial condition and results of operations.

 Risks Relating to Our Indebtedness

  As of December 31, 1999, our outstanding debt was approximately $3.6 billion and our ratio of debt to total stockholders' equity was approximately 170%. Our aggregate outstanding debt includes the following:

  .  Senior Credit Facility. We have a senior credit facility comprised of
     (1) term loans in an aggregate principal amount of $1.3 billion expiring on June 30, 2006, and (2) a revolving loan facility in an aggregate principal amount of up to $500 million expiring on June 30, 2004. As of December 31, 1999, we had borrowed $270 million under the revolving loan facility. The senior credit facility is guaranteed by our domestic subsidiaries and secured by pledges of our equity interests and the equity interests of our subsidiaries.

  . Increasing Rate Loans. We have an increasing rate loan facility in the aggregate principal amount of $650 million which expires on June 30, 2004. The lenders under the increasing rate loans receive the benefit of the same guarantees and pledges of security provided under the senior credit facility.

  . New Mortgage Debt. On June 30, 1999, we closed on a $346 million mortgage loan secured by first liens on 25 of our hotel properties located throughout the United States and closed on a $235 million mortgage loan secured by first liens on 10 other of our hotel properties located throughout the United States. A separate special purpose entity subsidiary of ours owns each of the hotel properties subject to the liens.

  . Other Mortgage Debt. As of December 31, 1999, we had outstanding $809.5 million of other mortgage and secured debt. The mortgage debt has a weighted average interest rate of 7.92% and a weighted average remaining life of 5.6 years. This mortgage debt is secured by 38 of our properties.

  We also may borrow additional amounts from the same or other lenders in the future, may assume debt in connection with acquisitions, or may issue corporate debt securities in public or private offerings. Our organizational documents do not limit the amount of indebtedness we may incur. However, our ability to borrow under the revolving credit facility is subject to our compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios. Our inability to borrow under the revolving credit facility could adversely affect our ability to fund operations or expand our business. Further, substantially all of our debt bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt. Our debt service requirements will require the use of a substantial portion of our operating cash flow to pay interest on our debt instead of for other corporate purposes.

  There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we may lose some or all of our assets, including hotel properties. Adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments.

  The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

 Risks Relating to Our Rapid Growth

  We have recently experienced a period of rapid growth. We are responsible for the management and operation of several new businesses, including direct hotel management, and branding and franchising, which previously were not part of our operations. In addition, we may acquire other new businesses in the future. The integration of departments, systems and procedures presents a significant management challenge, and the failure to integrate new acquisitions into existing management and operating structures could have a material adverse effect on our results of operations and financial condition.

 Executive Officers of the Registrant

  Set forth below are the names, ages and certain other information concerning the executive officers of Wyndham:

  James D. Carreker has served as Chairman of the Board of Directors since January 1998 and Chief Executive Officer of Wyndham from January 1998 to March 2000. On March 27, 2000, the Company and Mr. Carreker agreed to amend the terms of his employment agreement to provide among other things that he will continue to serve solely as the Chairman of the Board of Directors. In February 1999, Mr. Carreker was also named Chief Executive Officer of Patriot. Prior to the merger of Wyndham Hotel Corporation with the companies in January 1998, Mr. Carreker had served as President and Chief Executive Officer of Wyndham Hotel Corporation from May 1988 to January 1998 and as a director of Wyndham Hotel Corporation from February 1996 to January 1998. He also served as Chief Executive Officer of Trammell Crow Company, a national real estate company, from August 1994 to December 1995. Prior to 1988, Mr. Carreker served as President of Burdine's, the Miami based division of Federated Department Stores. Mr. Carreker also serves as a director of Trammell Crow Company and of Carreker-Antinori, Inc., a computer service company that completed its initial public offering in May 1998. Mr. Carreker holds a B.S. and a Master of Business Administration from Oklahoma State University. Mr. Carreker is 52 years old.

  Fred J. Kleisner became Chief Executive Officer on March 27, 2000. Prior to this position he was President and Chief Operating Officer of Wyndham from August 1999. He was previously President and Chief Operating Officer of The Americas, for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group from 1998 to 1999. His experience in the industry also include senior positions with Westin Hotels and Resorts, where he was President and Chief Operating Officer from 1995 to 1998; Interstate Hotels, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 55 years old.

  Richard Mahoney became Chief Financial Officer of Wyndham in May 1999. Before joining Wyndham, Mr. Mahoney served as Executive Vice President and Chief Operating Officer of Starwood Hotels & Resorts' gaming division. From 1995 to 1998, Mr. Mahoney served as Executive Vice President and Chief Financial Officer of Westin Hotels & Resorts. From 1988 to 1993, he served as Vice President and Controller of Carnival Hotels and Casinos. Mr. Mahoney holds an M.S. in Finance from Boston College. Mr. Mahoney is 47 years old.

  Leslie V. Bentley became an Executive Vice President of Wyndham in January 1998. He was employed by Wyndham Hotel Corporation since March 1985, served as Executive Vice President and President of the Wyndham Garden Division since May 1990 and was elected a director of Wyndham Hotel Corporation in January 1997. From January 1987 to June 1988, Mr. Bentley served as Regional Vice President of Wyndham Hotel Corporation. From June 1988 to December 1988, Mr. Bentley served as Vice President of Operations of Wyndham Hotel Corporation and from December 1988 to May 1990, he served as Senior Vice President of Operations of Wyndham Hotel Corporation. Prior to joining Wyndham Hotel Corporation, Mr. Bentley was employed by Marriott International Hotels for eight years. Mr. Bentley holds a B.S. in Hotel and Restaurant Administration from Pennsylvania State University. Mr. Bentley is 47 years old.

  Michael A. Grossman serves as Executive Vice President of Wyndham and divisional president of the management services division of the Company. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates, a hotel management company. Mr. Grossman joined Patriot American in August 1993 as a Senior Vice President heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality, which initially served as a third party manager for Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University. Mr. Grossman is 46 years old.

  Dave Johnson became executive vice president, sales and marketing, in March 2000. He was previously president of the Wyndham hotel division from August 1999 to March 2000, and president of the Wyndham Garden division from January 1998 to August 1999, prior to these positions, Mr. Johnson was Senior Vice President of Operations for the Eastern United States. His career with senior management began in 1987 as Director of Sales & Marketing for Wyndham Hotels and Resorts. Dave Johnson holds a BA and MA from Northeastern Illinois University.

  Carla S. Moreland was named Executive Vice President--General Counsel of Wyndham in April 1999. She served as Senior Vice President--General Counsel of Wyndham from January 1998 to April 1999. Ms. Moreland served as general counsel of Wyndham Hotel Corporation from April 1994 until January 1998. From 1987 to 1994 she practiced law with the firm of Weil Gotshol and Manges. Ms. Moreland holds a B.A. and J.D. from The College of William and Mary. Ms. Moreland is 40 years old.

ITEM 3. LEGAL PROCEEDINGS

  On June 29, 1992, an action for trademark infringement was filed in the New York Supreme Court, County of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al v. Wyndham Hotel Company. Ltd. It is based upon the Madoses' alleged use of the mark WYNDHAM in connection with the Wyndham Hotel located in Manhattan, New York City, and operated by the Madoses since 1966 pursuant to a lease agreement entered into by the Madoses on June 1, 1957. The case was tried in May 1996, and an order and partial judgement was entered in March 1998. The order enjoins us from using the name and mark "Wyndham" in connection with the advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on Wyndham's use of the name and mark "Wyndham" in all other areas of New York outside of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. In December 1998, Wyndham appealed that judgment to the New York Supreme Court, Appellate Division, First Department. In January 1999, Wyndham moved for a stay of the injunction pending appeal which motion was granted by the Appellate Division, First Department on February 4, 1999. On May 18, 1999 the Appellate Division, First Department rendered a decision and order affirming the final judgment. On May 24, 1999, Wyndham filed a motion for permission to appeal that decision to the Court of Appeals of the State of New York. In July 1999, Wyndham received notice that the Court of Appeals of the State of New York would not hear the appeal.

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

  On or about January 12, 1999, a purported class action lawsuit was filed on behalf of the shareholders of Patriot and Wyndham in the Delaware Chancery Court. The lawsuit, captioned Fraschilla v. Paul A. Nussbaum, et al., No. 16895NC, named as defendants certain persons who then were directors of Patriot, as well as certain other individuals and entities alleged to be investors in the Company (the "Investors"). The lawsuit alleged that the director defendants breached their fiduciary duties to Patriot's shareholders with respect to Patriot's financial condition and breached their fiduciary duties to Patriot's shareholders by "effectively selling control" of Patriot to the Investors for inadequate consideration and without having adequately considered or explored all other alternatives to this sale or having taken steps to maximize stockholder value. The lawsuit also alleged that the Investors aided and abetted the director defendants in their purported breaches of fiduciary duty. The plaintiffs sought monetary damages from the director defendants as well as an injunction preventing the consummation of the proposed transaction with the Investors. On January 19, 1999, three nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives: (i) Sybil R. Meisel and Steven Langsam, Trustees, No. 16905NC; (ii) Crandon Capital Partners, No. 16906NC; and (iii) Robert A. Staub, No. 16907NC. All of the actions were consolidated into the Fraschilla action. In September 1999, the parties entered into a Stipulation of Settlement to settle these lawsuits. Pursuant to the Stipulation of Settlement, Wyndham agreed that it would make the rights offering it previously announced it may make, no later than December 17, 1999, and to hold this offering open for a period of not less than 30 days. On November 1, 1999, the Delaware Chancery Court approved the amended Stipulation of Settlement along with class counsels' fee request of $1,125,000 and entered an order and final judgment dismissing all of these lawsuits (the "Order"). The Order became final on or about December 2, 1999. Currently, Wyndham is seeking recovery for costs incurred in the defense and settlements of these lawsuits from its directors and officers insurance carriers.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No. 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with

Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. The case presently is in the early discovery stage. Wyndham intends to defend the suit vigorously.

  On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former stockholders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed
June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints, and no discovery has been taken. Wyndham intends to defend the suits vigorously.

  On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and
Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded stockholders by issuing false statements about the company. The complaint was filed on behalf of all shareholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher
v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints, and no discovery has been taken. Wyndham intends to defend the suits vigorously.

  Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under the California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

  Patriot and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with an additional $5 million to be paid if PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September, 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes it $5 million and alleges that it acted negligently, fraudulently and in bad faith in attempting to get the approval for the development. The complaint has been amended to allege fraud, allegedly entitling the plaintiff to rescission of the sale. Patriot has answered the complaint, but to date, no discovery has been taken. Wyndham intends to defend the suit vigorously.

  Patriot American Hospitality, Inc., IHC/Jacksonville Corporation and IHC Realty Partnership, are parties to a dispute with another limited partner of the Partnership relating to a proposed hotel development in Jacksonville, Florida. The case is captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but later removed and now pending in the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ. J 20B. Wyndham plans to vigorously defend this lawsuit.

  On September 17, 1999, Starwood Hotels & Resorts Worldwide Inc. ("Starwood") filed a lawsuit against Fred J. Kleisner, Richard Mahoney and Wyndham in the United States District Court for the Southern District of New York. In the lawsuit, captioned Starwood Hotels & Resorts Worldwide Inc. v. Fred J. Kleisner et al, No. 99 Civ. 9811, the plaintiff alleged that Wyndham tortiously interfered with alleged employment contracts between Starwood and Kleisner and Mahoney, respectively, that the defendants misappropriated trade secrets belonging to Starwood, that the defendants tortiously interfered with Starwood's prospective business relationships and that the defendants are unfairly competing with Starwood. The complaint sought injunctive relief and other damages.

  On November 12, 1999, Wyndham, Kleisner, Mahoney (the "Wyndham Defendants") and Starwood entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") under the terms of which all claims against the Wyndham Defendants were dismissed with prejudice and the Wyndham Defendants paid no damages. Under the Settlement Agreement, Wyndham agreed to restrictions on its ability to hire and solicit for employment certain Starwood employees until July 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  The following table sets forth the quarterly high and low sale prices per share as reported on the New York Stock Exchange ("NYSE") of the paired shares as reported on the NYSE (symbol "PAH") through June 29, 1999. Effective June 30, 1999, Patriot and Old Wyndham completed a series of transactions, which included a restructuring of their existing organizational structure. The stock pairing agreement was terminated; Patriot became a wholly owned subsidiary of Wyndham International Inc., and on June 30, 1999, the shares of Wyndham class A common stock commenced trading on the NYSE under the symbol "WYN". The sale prices and distributions in the table have been adjusted to reflect the stock dividend of $0.44 declared on December 22, 1998 and distributed to shareholders of record on December 30, 1998.

                                                                     Per Share
                                                    High(1) Low(1)  Dividend(1)
                                                    ------- ------- -----------
1998:
  First Quarter.................................... $29.50  $ 24.00   $0.2981
  Second Quarter................................... $28.25  $ 19.75   $0.2981
  Third Quarter.................................... $24.50  $ 11.50   $   -- (2)
  Fourth Quarter................................... $13.25  $ 5.313   $0.4400(3)
1999:
  First Quarter.................................... $ 7.00  $4.4375   $   --
  Second Quarter................................... $ 5.50  $  4.00   $   -- (4)
  Third Quarter.................................... $4.875  $ 2.625   $   --
  Fourth Quarter................................... $3.875  $2.4375   $   --

--------
(1) Represents paired shares for periods from January 1998 and through June 29, 1999, and Wyndham class A common stock subsequent to June 29, 1999. Dividends have been paid only on shares of Patriot common stock for periods after January 1, 1998. No dividends have been paid on Wyndham common stock.
(2) On October 5, 1998, Patriot made a significant capital contribution to Wyndham to facilitate an acquisition by Wyndham. This contribution resulted in a "deemed distribution" for tax purposes to holders of Patriot common stock of $0.7081 per share. No cash was actually distributed to the shareholders. However, for tax purposes the distribution is treated by shareholders as though cash was received and then contributed to Wyndham. On November 20, 1998, Patriot announced that it would not declare a dividend with respect to the third quarter of 1998.
(3) On December 22, 1998, Patriot declared a stock dividend of $0.44 cents per share of common stock for the fourth quarter of 1998. The dividend was paid on January 25, 1999 to shareholders of record on December 30, 1998.
(4) On June 18, 1999 there was a spin-off of Interstate Hotel Corporation. Each record holder as of June 7, 1999 received one share of newly issued Interstate stock for every 30 shares held of Patriot common stock, Patriot series A preferred stock, Old Wyndham series A and B preferred stock, Patriot American Hospitality Partnership L.P. common and preferred OP units, and Wyndham International L.P. class A and class C preferred OP units.

Holders

  As of March 22, 2000, there were approximately 1,497 record holders of the Company's shares of class A common stock, including shares held in "street name" by nominees who are record holders, and approximately 22,200 shareholders.

Dividends

  Prior to the restructuring, the Board of Directors of Patriot determined the actual distribution rate based on a number of factors, including the amount of cash available for distribution, Patriot's financial condition, capital expenditure requirements for Patriot's properties, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and such other factors as the Board of Directors deemed relevant. Patriot's status as a REIT was terminated as a result of the restructuring and the Company is no longer required to pay dividends to its common shareholders.

  The Company does not anticipate paying a dividend to its common shareholders and is prohibited under the terms of its new credit facility and term loans from paying dividends on its common stock. However, for the first six years, dividends on the series A and series B convertible preferred stock are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of series A or series B convertible preferred stock, as the case may be, as determined by the Board of Directors. After year ten, dividends are payable solely in cash.

Recent Sales of Unregistered Securities

  None

ITEM 6. SELECTED FINANCIAL INFORMATION

  The following tables set forth selected consolidated historical financial information for the Company. The following financial information should be read in conjunction with, and is qualified in its entirety by, the historical financial statements and notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. The selected financial and other data for the Company for 1999 has been derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants.

                             WYNDHAM INTERNATIONAL
           Selected Condensed Consolidated Historical Financial Data

                                                                                 Period
                                                                             October 2, 1995
                                    Year Ended December 31,                   (Inception of
                         ------------------------------------------------  Operations) through
                            1999         1998         1997        1996      December 31, 1995
                         -----------  -----------  -----------  ---------  -------------------
                                       (in thousands, except per share data)
Operating Data:
Total revenue........... $ 2,495,335  $ 2,056,341  $   335,035  $  76,493       $  11,095
(Loss) income before
 income tax provision,
 minority interest and
 extraordinary item.....    (491,335)    (112,508)       4,142     44,813           7,064
(Loss) income before
 extraordinary item.....  (1,062,131)    (126,406)         362     37,991           6,096
Net (loss) income....... $(1,071,969) $  (158,223) $    (2,172) $  37,991       $   5,359
Per Share Data (1):
Basic earnings per
 share:
  (Loss) income before
   extraordinary item... $     (7.02) $     (1.13) $      0.01  $    0.84       $    0.16
  Extraordinary item,
   net of minority
   interest.............       (0.06)       (0.23)       (0.04)       --            (0.02)
                         -----------  -----------  -----------  ---------       ---------
  Net (loss) income per
   share................ $     (7.08) $     (1.36) $     (0.03) $    0.84       $    0.14
                         ===========  ===========  ===========  =========       =========
  Diluted earnings per
   share(2)............. $     (7.20) $     (2.57) $     (0.03) $    0.83       $    0.14
                         ===========  ===========  ===========  =========       =========
  Dividends per
   share(3)............. $       --   $    1.0362  $    1.0878  $  0.9154       $  0.2236
                         ===========  ===========  ===========  =========       =========
Cash Flow Data:
Cash provided by
 operating activities... $   202,302  $   244,493  $   108,110  $  61,196       $   7,618
Cash used in investing
 activities.............    (289,953)  (2,076,359)  (1,202,124)  (419,685)       (306,948)
Cash provided by
 financing activities...     175,510    1,943,384    1,134,846    360,324         304,099

                                              As of December 31,
                              --------------------------------------------------
                                 1999       1998       1997      1996     1995
                              ---------- ---------- ---------- -------- --------
                                                (in thousands)
Balance Sheet Data:
Investment in real estate
 and related improvements
 and land held for
 development, at cost, net..  $5,413,178 $5,585,616 $2,044,649 $641,825 $265,759
Total assets................   7,003,490  7,415,670  2,507,853  760,931  324,224
Total debt..................   3,643,556  3,857,521  1,112,709  214,339    9,500
Minority interest in
 Operating Partnerships.....      22,435    253,970    220,177   68,562   41,522
Minority interest in
 consolidated subsidiaries..     166,483    229,537     49,694   11,711      --
Stockholders' equity........   2,137,662  2,603,037    989,892  437,039  261,778

                                                                   Period
                                                               October 2, 1995
                              Year Ended December 31,           (Inception of
                         ----------------------------------- Operations) through
                           1999      1998     1997    1996    December 31, 1995
                         --------  -------- -------- ------- -------------------
                                             (in thousands)
Other Data:
EBITDA(4)............... $158,765  $369,401 $105,743 $69,558       $ 9,006
Weighted average number
 of common shares
 outstanding............  161,255   137,764   64,260  45,997        39,407
Ratio of earnings to
 fixed charges..........    (0.36)     0.59     1.08    7.00         80.37
Deficiency of earnings
 to fixed charges.......  491,335   112,508      --      --            --

Notes to Selected Financial Information

(1) On January 30, 1997, the Patriot Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend on March 18, 1997 to stockholders of record on March 7, 1997. On July 1, 1997, by operation of the Cal Jockey Merger, each issued and outstanding share of Patriot common stock was converted into 0.51895 paired shares. In addition, on July 10, 1997, the respective Boards of Directors of Patriot and Wyndham declared a 1.927-for-1 stock split on their shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to stockholders of record on July 15, 1997. All references herein to the number of shares, per share amounts and market prices of the paired shares and options to purchase Paired shares have been restated to reflect the impact of the Cal Jockey Merger and the above-described stock splits, as applicable.

    In addition, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. The earnings per share amounts presented herein have been restated to reflect the impact of Statement 128.

    On December 22, 1998, Patriot declared a stock dividend of $0.44 cents per share of common stock for the fourth quarter of 1998. The dividend was paid on January 25, 1999 to shareholders of record on December 30, 1998. Each shareholder received the option to receive the dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share, of Patriot.

    Earnings per common share, weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

    On June 30, 1999, a subsidiary of Old Wyndham was merged with and into Patriot and Patriot became a wholly-owned subsidiary of Wyndham. The pairing arrangement was terminated and each outstanding paired share was converted into a share of Wyndham class A common stock.

(2) For 1999, the dilutive effect of unvested stock grants of 803,000; the option to purchase common stock of 59,000 and preferred stock of 64,367,000 were not included in the computation of earnings per share because they are anti-dilutive. For 1998, the dilutive effect of unvested stock grants of 880,000 shares, the option to purchase common stock of 753,000 shares of common stock; 2,507,000 shares issued in connection with forward equity contracts; and 6,613,000 preferred shares, were not included in the computation of earnings per share because they are anti-dilutive. For 1997, the effect of unvested stock grants of 804,000 and the option to purchase common stock of 1,017,000 were excluded in the computation of diluted earnings per share because they are anti-dilutive.

(3) Dividends for the year ended 1998 include a $0.44 stock dividend. Dividends paid for the year ended December 31, 1997 include a special dividend of $0.06 per share paid by Patriot's predecessor on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey Merger, Patriot was required to distribute to its stockholders any undistributed "real estate investment trust taxable income" for its short taxable year ending with the consummation of the Cal Jockey Merger. Old Wyndham did not pay any dividends for the six months ended December 31, 1997.

(4) EBITDA represents earnings of the Company before interest, taxes, depreciation and amortization expense. The Company believes that EBITDA is a widely accepted financial indicator used by investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance. Readers should not consider EBITDA in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. While EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation. A reconciliation from net income to EBITDA for the years ended December 31, 1999, 1998, 1997, 1996 and for the period from October 2, 1995 (inception of operation) through December 31, 1995 is as follows:

                                                                            Period
                                                                        October 2, 1995
                                   Year Ended December 31,               (Inception of
                            ----------------------------------------- Operations) through
                              1999(a)     1998(b)   1997(c)    1996    December 31, 1995
                            -----------  ---------  --------  ------- -------------------
                                              (dollars in thousands)
   Net (loss) income....... $(1,071,969) $(158,223) $ (2,172) $37,991       $5,359
   Extraordinary loss......       9,838     31,817     2,534      --           --
   Minority interest in
    operating
    partnerships...........      (6,642)   (12,651)    1,684    6,767          968
   Income taxes............     571,421     17,122       481      --           --
   Depreciation and
    amortization...........     302,890    231,233    52,685   17,420        2,590
   Interest expense........     353,227    260,103    50,531    7,380           89
                            -----------  ---------  --------  -------       ------
   EBITDA.................. $   158,765  $ 369,401  $105,743  $69,558       $9,006
                            ===========  =========  ========  =======       ======

--------
(a) For the year ended December 31, 1999, EBITDA would be $622,061 after adjusting for the following unusual or non-recurring items: restructuring expenses and strategic reorganization costs of $316,886, Interstate spin-off costs of $5,435, abandoned transaction costs of $13,530, Y2K costs and preopening expenses of $21,131, impairment loss on assets held for sale of $70,912, loss on the sale of assets of $10,702, allocable percentage of EBITDA from unconsolidated subsidiaries and third party minority interest of $13,068, and other non-recurring charges of $11,632.
(b) For the year ended December 31, 1998, EBITDA would be $568,200 after adjusting for the following unusual or non-recurring items: cost of acquiring leaseholds and license agreements of $64,407, treasury lock settlement of $49,334, loss on sale of assets of $9,453 and impairment loss on assets held for sale of $51,081, abandoned transaction costs of $14,813, amortization of unearned compensation of $9,670, and other costs of $41.
(c) For the year ended December 31, 1997, EBITDA would be $160,242 after adjusting for the cost of acquiring leaseholds of $54,499.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements this Form 10-K constitute "forward-looking statements" as that term is defined under (S)21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", "estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Company, the Company's ability to effect sales of assets on favorable terms and conditions, risks associated with the hotel industry and real estate markets in general; risks associated with debt financing and the risks discussed above in Part I--Business and Properties-- Certain Risk Factors.

Background

 Organization

  Patriot was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of shares of common stock and commenced operations. Between October 2, 1995 and July 1, 1997, Patriot acquired interests in 56 hotel properties. These hotels were leased to various third party lessees.

  On July 1, 1997, Patriot merged with and into California Jockey Club, with Cal Jockey being the surviving legal entity, hereinafter referred to as the "Cal Jockey merger". Cal Jockey's shares of common stock were paired and traded together with the shares of common stock of Bay Meadows Operating Company ("Bay Meadows") as a single unit pursuant to a stock pairing agreement. In connection with the Cal Jockey merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." ("Patriot") and Bay Meadows changed its name to "Patriot American Hospitality Operating Company". Subsequent to December 31, 1997, as a result of the merger of Wyndham Hotel Corporation with and into Patriot as discussed below (the "Wyndham merger"), Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." and is referred to herein, collectively with its subsidiaries, as "Old Wyndham".

  Subsequent to the Cal Jockey merger through December 31, 1998, the Company went through a series of mergers and acquisitions including the Wyndham merger, the merger with WHG Casinos & Resorts Inc. ("WHG") and acquisition of partners' interests, the merger with Arcadian International ("Arcadian"), the Summerfield acquisition, the merger with CHCI International Inc. ("CHCI") and the merger with Interstate.

  Effective June 30, 1999, a subsidiary of Old Wyndham merged with and into Patriot with Patriot being the surviving entity and becoming a subsidiary of Old Wyndham. In connection with this restructuring, the pairing agreement between Patriot and Old Wyndham was terminated, Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date. This merger converted each previously outstanding paired share into one share of Wyndham class A common stock. Old Wyndham and its subsidiaries, which now include Patriot, is hereafter referred to as Wyndham or the Company.

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interest accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot. The financial statements prior to the reorganization are presented on a combined basis and include the combined accounts of Patriot and its subsidiaries with Old Wyndham and its subsidiaries.

 Restructuring

  During 1999, the Company recorded $285.3 million of costs associated with the restructuring of the organization. As a condition of the $1 billion equity investment, Old Wyndham was required to terminate the pairing agreement with Patriot. As a result, the Company recorded a charge of approximately $83.1 million for the write-off of the unamortized intangible asset associated with the paired share structure which was abandoned June 30, 1999. In addition, the Company incurred approximately $4.7 million in severance and employee related costs for seven employees in the New York corporate office and two employees in the Dallas corporate office, and $0.7 million in legal costs. The New York office was closed on June 30, 1999 and its employees were terminated at that time.

  The Company recorded a charge of $97.9 million for the write-down of assets to estimated fair value, including goodwill of $28.4 million as a result of management's strategy to exit from the European market for its non-branded assets which will be sold. In addition, the Company recorded costs of $9.5 million associated with severance costs for 67 employees and other exit costs necessary to reduce the Company's infrastructure in Arcadian International, the Company's management division in Europe.

  On August 11, 1999, the Company announced its plan to realign its luxury division, in its continuing efforts to streamline its organization. As a result, the Phoenix division office was closed on September 10, 1999. The Company recorded costs of $2.5 million associated with severance payments for staffing reductions of 19 employees, and other exit costs. In addition, management has decided to focus on the Company's core brands, and has rebranded many of the Grand Bay Resorts (formerly Carefree Resorts) to Wyndham Luxury Resorts, to signal a more apparent relationship to Wyndham. As such, a charge of $12.8 million for the tradename intangibles attributable to the Grand Bay and Carefree brands was recorded.

  The Company also announced it would close its Wichita divisional office and as a result, recorded $1.9 million in severance payments for 82 employees.

  In addition, Wyndham recorded a charge of $72.2 million including a write-down of assets to estimated fair value. The write-down included $8.8 million of intangible assets as a result of management's strategy to exit from the limited service hotel sector. The following table details the restructuring charges incurred by the Company during 1999.

                                   Cash/Non-   Restructuring Accrued Balance at
    Description                      Cash         Charge          12/31/99
    -----------                  ------------- ------------- ------------------
                                                 (in thousands)
Organizational Restructuring
Write-down of intangible
 assets........................  Non-cash        $ (83,094)       $   --
Severance packages.............  Cash/non-cash      (4,675)          (500)
Downsizing European division
Write-down of assets held for
 sale..........................  Non-cash          (69,491)           --
Write-down of intangible
 assets........................  Non-cash          (28,394)           --
Severance packages.............  Cash               (3,578)        (2,458)
Lease cancellations and
 commitments...................  Cash               (1,907)        (1,907)
Other exit costs...............  Cash               (4,062)        (2,408)
Exiting limited service market
 sector
Write-down of assets held for
 sale..........................  Non-cash          (63,328)           --
Write-down of intangible
 assets........................  Non-cash           (8,834)           --
Closing the Phoenix division
 office
Severance packages.............  Cash               (2,006)          (312)
Lease cancellations and
 commitments...................  Cash                 (492)          (321)
Closing of the Wichita division
 office
Severance packages.............  Cash               (1,872)        (1,872)
Elimination of certain hotel
 brands
Write-down of intangible
 assets........................  Non-cash          (12,821)           --
Other
Other exit costs...............  Cash                 (713)           --
Effect of foreign currency
 translation...................                        --               8
                                                 ---------        -------
  Total........................                  $(285,267)       $(9,770)
                                                 =========        =======

  As of December 31, 1999, the Company owned interests in 165 hotels with an aggregate of over 43,900 guestrooms and leased 39 hotels from third parties with over 5,700 rooms. In addition, Wyndham manages 88 hotels for third party owners with over 20,800 guestrooms and franchises 11 hotels with over 2,600 guestrooms.

Results of Operations: Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

  For the year ended December 31, 1999 hotel revenues were $2,409,046,000 as compared to $1,842,682,000 during 1998. Of the approximate $566,364,000 increase, approximately $337,377,000 was attributable to the

1998 acquisitions including Interstate, Summerfield, Arcadian and WHG, net of leases which were included in the Interstate spin-off. In addition, the purchase of the remaining third party leasehold interests, primarily CHC Lease Partners, NorthCoast Hotels L.L.C. ("NorthCoast"), and the DTR North Canton Inc (the "Doubletree Lessee"), in June 1998, December 1998 and January 1999 led to increases in hotel revenue of $124,712,000 as the operations of the hotels during 1999 were consolidated in the statement of operations, whereas in 1998, the Company was receiving a participating rent payment. Additionally, $25,072,000 can be attributed to the consolidation of two hotels which were previously accounted as an equity investment.

  Hotel expenses increased from $1,351,872,000 in 1998 to $1,759,993,000 in 1999. As with revenues, the vast majority of this increase is a result of acquisitions and the acquisition of third party leaseholds.

  The contributing factor in the decline in participating revenue from $58,440,000 during the year ended December 31, 1998 to $1,194,000 for the same period in 1999 was the acquisition of the third party leaseholds discussed above.

  Management fee and service fee income was $69,278,000 in 1999 compared to $89,067,000 in 1998. The decrease is primarily the result of a decrease in incentive fee income associated with seventeen management contracts which were renewed in 1998 with no provision to earn incentives fees, and management contracts lost during the period. This was partially offset by the acquisition of third party management contracts acquired in June 1998 and the Interstate management contracts also acquired in June 1998, but were included in the Interstate spin-off on June 18, 1999.

  Interest and other income was $11,256,000 in 1999 as compared to $14,893,000 in 1998. The decrease resulted from a management termination fee of $2,950,000 in 1998.

  Total revenues from the racecourse facility operations (including interest and other income) were $4,561,000 for 1999 compared to $51,259,000 in 1998. Total costs and expenses associated with the racecourse operations (included marketing costs, and general and administrative expenses) were $3,867,000 for 1999 compared to $43,198,000 for 1998. These decreases are due to the sale of Bay Meadows racecourse effective February 1999.

  General and administrative expenses were $190,770,000 for 1999 compared to $117,666,000 for 1998. In part, the increase is due to the overhead required due to the growth in the portfolio of owned, managed and leased hotels during 1998. However, the significant portion of the increase was due to the following factors:

  As a result of the $1 billion equity investment, the Company incurred $13,047,000 of strategic reorganization costs, including fees to settle the forward equity contracts, and the acceleration of vesting of certain employees' stock awards. The reorganization resulted in work associated with a high yield bond offering and a bond offering in Puerto Rico to cease, resulting in a write-off of costs associated with the offerings totaling $3,917,000 and $13,530,000 in other abandoned transaction costs.

  The Company also incurred $5,435,000 of costs associated with the spin-off of Interstate's third-party management business, $21,131,000 with costs associated with becoming Year 2000 compliant and conversion costs, and $4,695,000 in bad debt expense for the write-off of receivables from a hotel that Wyndham no longer intends to manage and has terminated the management contract.

  Interest expense for 1999 was $353,227,000 as compared to $260,103,000 for 1998. The increase is due in part to the closing of $1.45 billion in debt in June of 1998 for the merger with Old Interstate. Secondly, as a result of extending certain maturities of the credit facilities, Wyndham paid $11,700,000 in fees, which were amortized and included in interest expense. Finally, Wyndham assumed and incurred additional debt in order to finance the Summerfield, Interstate and Arcadian transactions during 1998.

  Cost of acquiring license agreements and leaseholds was $1,296,000 for 1999 as compared to $64,407,000 for 1998. This decrease is primarily due to the prior year amount including the purchase of 17 leasehold interest acquired in connection with the CHCI merger.

  The Company recognized a loss on the sale of assets of $10,702,000 based on the excess book value over the cash proceeds received in the sale as compared to $9,453,000 in the prior year.

  For the year ended December 31, 1999, the Company recognized approximately $70,912,000 of impairment losses related to assets held for sale. In 1998, the Company recognized approximately $51,081,000 of impairment losses. In accordance with SFAS No. 121, when management identifies an asset held for sale a fair value is estimated. If the fair value of the asset is less than the carrying value amount, a reserve for impairment is established.

  As discussed in Note 6 to the financial statements, the Company recorded $285,267,000 of costs associated with the restructuring. These costs primarily relate to the non-cash write down of assets of approximately $265,962,000 as the Company exits from certain business sectors, and focuses on its core brands and products. In management's attempt to streamline its organization, it has closed offices in New York, London, Phoenix, and Wichita. Severance, lease cancellation costs, legal costs and other costs to exit to close these offices resulted in the Company recording costs of $19,305,000.

  Depreciation and amortization expense was $302,890,000 for the year ended December 31, 1999 compared to $231,233,000 for the year ended December 31, 1998. A significant number of assets were acquired in 1998 as a result of the mergers and acquisition as discussed, and therefore twelve months of depreciation is not reflected in 1998 as compared to 1999. Of the $71,657,000 increase, $34,817,000 of depreciation was attributable to the significant transactions which occurred during 1998, which included Arcadian in April 1998, and Summerfield, CHCI and Interstate in June 1998. The remaining increase is due to depreciation on renovations at the hotels which were under construction in 1998, but in service in 1999 as well as full year amortization of goodwill and other intangible assets in 1999 for those intangibles acquired in the mergers during 1998.

  The Company's share of losses from unconsolidated subsidiaries was $7,746,000 for the year ended December 31, 1999 as compared to income of $9,498,000 for the year ended December 31, 1998. The decrease is primarily a result of two hotels, no longer being accounted for as equity investments. In June 1999, Wyndham acquired the 1% controlling interest in these hotels, and they are now being accounted for on a consolidated basis. In addition, the decrease is due to the allocation of losses from the Company's approximate 55% investment in Interstate.

  The provision for income taxes increased from $17,122,000 for 1998 to $571,421,000 for 1999. The increase is primarily due to the $675,000,000 charge recorded during June 1999 due to Patriot converting from a REIT to a C corporation, and the operations of certain special purpose controlled subsidiaries which separately report and pay taxes on their taxable income. For federal income tax purposes, the taxable income from these subsidiaries cannot be consolidated with Wyndham's taxable income or loss and hence cannot be offset by operating losses created at the Wyndham Partnership. Additionally, the provision was decreased by benefits recorded in conjunction with certain restructuring changes taken during 1999.

  Minority interest's share of loss associated with the Operating Partnerships was $6,642,000 for the year ended December 31, 1999 as compared to $12,651,000 for 1998 due to increased losses in the Operating Partnerships prior to the amendments in the partnership agreements on June 30, 1999.

  Minority interest's share of income in other consolidated subsidiaries were $6,017,000 in 1999 as compared to $9,427,000 in 1998. This reduction in minority interest's share of income is due primarily to the acquisition of the outside interests in nine hotels.

  For the year ended 1998, certain debt obligations of Old Wyndham, Interstate and Summerfield were repaid upon the merger and acquisition of these entities. In addition, certain debt of WHG was refinanced in 1998. As a result, Wyndham incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt, resulting in an extraordinary loss of $31,817,000, net of minority interest and income taxes. In connection with the new debt financing in 1999, Wyndham wrote off the remaining balance of unamortized deferred financing costs associated with the old credit facility, resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes.

  As a result, the net loss was $1,071,969,000 for 1999 and $158,223,000 for 1998.

Results of Operations: Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

  Concurrent with the closing of the Cal Jockey merger, the Company began operating four hotels and commenced its hotel management operations on July 1, 1997. At December 31, 1997, the Company owned 91 hotels of which it operated 55 of those hotels, leased 34 hotels to third party lessees, and two hotels were owned through special purpose entities. At December 31, 1997, it managed 12 hotels for third parties. In 1998, the Company underwent a series of mergers and acquisitions, including Wyndham, WHG, Summerfield, Interstate and CHCI. As a result of the mergers and acquisitions, at December 31, 1998 the Company owned interests in 178 hotels, leased 121 hotels from third parties, and managed 161 hotels for third party owners. This significant increase in the number of hotels operated by the Company is the primary cause of the increases in revenues and expenses between 1997 and 1998.

  Hotel revenues were $1,842,682,000 for the year ended December 31, 1998 as compared to $167,727,000 for the same period December 31, 1997. The increase in revenues is due not only to the increase in the number of hotels operated, but also due in increases in REVPAR experienced by the hotel portfolio as a whole.

  Hotel expenses increased to $1,351,872,000 for 1998 as compared to $140,392,000 for 1997. The increases are due to the full year's results in 1998 for hotels leased to third parties during 1997 and the additional hotels acquired during 1998.

  Racecourse facility revenue increased from $26,511,000 for 1997 to $51,259,000 for 1998. Racecourse facility expenses increased from $21,620,000 for 1997 to $43,198,000 for 1998. The increase is due to the number of racing days in 1998 of 106 as opposed to the number of race days in 1997 of 63.

  Management fee and service fee income increased from $7,088,000 for 1997 to $89,067,000 for 1998. This increase is primarily the result of a net increase of 149 management contracts during the year primarily from the mergers and acquisitions that occurred during 1998, as discussed above.

  Interest and other income increased from $6,676,000 in 1997 to $14,893,000 in 1998. The increase is primarily attributable to the mergers and acquisitions of the hotel management and related business of Interstate, Summerfield, Wyndham and Arcadian during 1998, and interest and dividend income earned on cash investments, and notes receivables assumed during those transactions.

  General and administrative expenses increased from $17,181,000 in 1997 to $117,666,000 in 1998. Of this increase, salaries and wages is the major component. This increase is due primarily to the overhead required due to the growth in portfolio and managed and leased hotels during 1998. Also, the Company recorded $14,813,000 costs associated with evaluating properties and companies which were ultimately not acquired in 1998.

  Interest expense for 1998 was $260,103,000 compared to $50,531,000 for 1997. The increase is a result of the increase in the Company's outstanding debt obligations from $1,112,709,000 to $3,857,521,000. The increase in the Company's debt outstanding is the result of borrowings to fund the cash purchase prices of acquisition of hotel properties and companies during 1998 and the assumption of debt in connection with various mergers executed during 1998.

  In 1998, the Company recognized $64,407,000 in costs of acquiring leaseholds, as compared to $54,499,000 in 1997. The primary component of the expense in both years was the acquisition of leaseholds from CHC lease partners, eight leasehold interest in 1997 and 17 in 1998.

  During 1998, the Company recorded a $49,334,000 one-time charge to earnings as a result of the settlement of three treasury interest rate lock agreements. These agreements were executed to protect the Company against the possibility of rising interest rates in anticipation of closing mortgage loans in the near future. Under the rate lock agreements, the Company received or made payments based on the difference between specified interest rates, 6.06%, 6.07%, and 5.62%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000,000. Due to the substantial downward movement in the underlying treasury security market and the Company's liquidity situation, the agreements were settled and the settlement cost was recorded as a charge against earnings.

  In the connection with the assets in 1998, the Company recognized a loss on the sale of assets of $9,453,000 based on the excess book value over the cash proceeds received in the sale.

  For the year ended December 31, 1998, the Company recognized approximately $51,081,000 of impairment losses related to assets held for sale. In accordance with SFAS No. 121, when management identifies an asset held for sale a fair value is estimated. If the fair value of the asset is less than the carrying value amount, a reserve for impairment is established.

  Depreciation and amortization expense was $231,233,000 for 1998, compared to $52,685,000 in 1997. The increase is primarily due to the net increase in owned and leased hotel properties to 299 at December 31, 1998 from 91 in 1997.

  Minority interest share of loss was $12,651,000 in 1998 as compared to income of $1,684,000 as a result of certain non-recurring expenses recognized by the operating partnerships in 1998.

  Minority interest in other consolidated subsidiaries increased from $1,615,000 to $9,427,000 as a result of an increase in unconsolidated subsidiaries acquired through various mergers and acquisitions during 1998.

  In connection with the Wyndham merger, the Interstate merger, the Summerfield acquisition, and the WHG acquisition, the Company repaid certain debt obligations of Old Wyndham, Interstate, Summerfield and WHG. As a result, the Company incurred prepayment penalties and wrote-off the remaining balance of unamortized deferred financing costs associated with such debt in the amount of $31,817,000, net of minority interest share of the net loss. This has been reported as an extraordinary item. Concurrent with the repayment of the old line of credit, Patriot wrote off the remaining balance of unamortized deferred financing costs associated with the old line of credit in the amount of $2,534,000 of minority interest share of the net loss, has been reported as an extraordinary item.

  As a result, net loss was $158,223,000 for 1998, compared to net loss of $2,172,000 for 1997.

Results of reporting segments

  For the year ended December 31, 1999 compared with the year ended December 31, 1998

  Wyndham hotel properties include Wyndham Hotels, Wyndham Gardens and Wyndham Grand Heritage and represent approximately 22.8% and 29.7% of total revenue for the years ended December 31, 1999 and 1998, respectively. Total revenue was $568,584,000 in 1999 as compared to $610,523,000 in 1998 for a decrease of 6.9%. Operating income was $149,688,000 in 1999 as compared to $153,723,000 in 1998, or a decrease of 2.6%. This decrease was a result of the repositioning of three Wyndham hotels to Wyndham resorts in 1999. The total revenue included in 1998 for those three properties was $97,755,000 and operating income of $22,817,000. Excluding those three hotels, Wyndham hotel revenue actually increased by 10.9% with operating income increasing 14.3%. The increase in both revenues and operating income is primarily a result of the rebranding of certain hotels acquired in 1998 from non-proprietary brands to Wyndham Hotels, as well as the opening of several Wyndham hotels which were under development in 1998 and opened in 1999.

  Resort properties including Wyndham Luxury Resorts and Wyndham Resort hotel properties represent approximately 20.9% and 15.4% of total revenue for the years ended December 31, 1999 and 1998, respectively. Total revenue increased from $315,674,000 in 1998 to $520,813,000 in 1999 while operating income increased from $76,349,000 in 1998 to $120,254,000 in 1999. The increase is primarily due to the repositioning of the above mentioned hotels and the acquisition of the remaining partners' interest in certain resorts in March 1998. Prior to the acquisition, Wyndham accounted for its investment in these resorts, on the equity basis of accounting. Subsequent to the purchase of the partners' interest, the operations were consolidated into the statement of operations. In addition, Hurricane Georges adversely affected 1998's third and fourth quarter revenues and earnings at several Wyndham resort properties.

  All suite properties including Summerfield and Sierra represent approximately 5.6% and 3.6% of total revenue for the year ended December 31, 1999 as compared to 1998. Total revenue increased from $74,333,000 to $138,900,000 and operating income increased from $14,690,000 to $27,059,000 from 1998 to 1999, respectively. Summerfield was not acquired until June of 1998; and therefore only reflect seven months of operations. In addition, 1999 results reflected the opening of additional Summerfield and Sierra Suites which were under development in 1998 but operational in 1999.

  Other proprietary branded properties, including Malmaison, Grand Heritage, ClubHouse and hotels acquired in the Arcadian acquisition, represent approximately 3.8% of total revenue for the year ended December 31 1999, as compared to 3.9% for 1998. Total revenue increased from $80,998,000 to $95,669,000 and operating income increased from $26,492,000 to $27,405,000 for the years ended 1998 to 1999, respectively. The hotels acquired in the Arcadian acquisition were not acquired until April of 1998, accounting primarily for the increase of both revenues and operating income. In addition, 1999 results reflected the opening of an additional hotel which was under development in 1998 and the addition of the controlling interest in a third hotel in September of 1999. However, these increases were partially offset by the sale of the 11 hotels from Arcadian in December of 1999 and the decreases in revenues and operating income for the ClubHouse branded hotels.

  Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Doubletree(R), Radisson(R) and other major hotel franchises, represent approximately 43.4% and 37.0% of total revenue for the year ended December 31, 1999 as compared to 1998. Total revenue increased from $761,154,000 to $1,085,080,000 and operating income increased from $183,703,000 to $259,616,000 for the years ended 1998 and 1999, respectively.
The increase is due primarily to the acquisition of the owned and leased Interstate properties, and the leasehold interest in CHC Lease Partners, NorthCoast and the Doubletree Lessees. The increases were partially offset by asset sales during the year, as well as the loss of certain leaseholds in the Interstate spin-off.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Total revenue for the other segment was $86,289,000 and $213,659,000 for 1999 and 1998, respectively. The overall
$127,370,000 decrease in this segment's revenue was caused by several factors. The sale of Bay Meadows Race Track operations and leasehold effective February 1, 1999 reduced revenue by $46,698,000. The purchase of the third party leasehold interests, primarily CHC Lease Partners and NorthCoast Hotels, reduced participating lease revenue by $57,246,000. Operating losses for the segment were $1,067,611,000 and $576,963,000 for the years ended December 31, 1999 and 1998, respectively. In addition to the decrease in revenues, the increase in the segment's operating loss is a result of increased expenses resulting from the mergers and acquisitions in 1998. Interest expense increased $93,124,000, depreciation and amortization increased $71,657,000 and corporate and general and administrative expenses increased $73,104,000. The sale of the Bay Meadows Racetrack accounted for an approximate $39,331,000 decrease in expenses and the cost of acquiring the third party leaseholds in 1998 decreased expenses by an additional $63,111,000.

  For the year ended December 31, 1998 compared with the year ended December 31, 1997

  Wyndham hotels properties represent approximately 29.7% and 3.2% of total revenue for 1998 and 1997, respectively. Total revenue was $610,523,000 for the year ended December 31, 1998 compared to $10,711,000 in 1997. The increase is primarily due to the additional hotels acquired as a result of the acquisition of hotels and mergers in 1998. Operating income for the Wyndham hotels was $153,723,000 for the year ended December 31, 1998 compared to $2,388,000 for 1997.

  Resort properties represent approximately 15.4% and 9.1% of total revenue for 1998 and 1997, respectively. Total revenue was $315,674,000 for the year ended December 31, 1998 compared to $30,334,000 in 1997. The increase is primarily due to the additional hotels acquired as a result of the acquisition of hotels and mergers in 1998. Operating income for the resort properties was $76,349,000 for the year ended December 31, 1998 compared to $6,628,000 for 1997.

  All suite properties represent approximately 3.6% of total revenue for 1998. Patriot purchased 4 properties and Patriot and Wyndham acquired 26 leaseholds in 1998 and leased them to Wyndham. Total revenue was $74,333,000 for the year ended December 31, 1998 and operating income was $14,690,000 in 1998.

  Other proprietary branded properties represent approximately 3.9% and 2.9% of total revenue for 1998 and 1997, respectively. Total revenue was $80,998,000 for the year ended December 31, 1998 compared to $9,595,000 in 1997. The increase is primarily due to the additional hotels acquired as a result of the acquisition of hotels and mergers in 1998. Operating income for these properties was $26,492,000 for the year ended December 31, 1998 compared to $1,436,000 for 1997.

  Non-proprietary branded properties represent approximately 37.0% and 34.4% of total revenue for 1998 and 1997, respectively. Total revenue was $761,154,000 for the year ended December 31, 1998 compared to $115,223,000 in 1997. The increase is primarily due to the additional hotels acquired as a result of the acquisition of hotels and mergers in 1998. Operating income for these properties was $183,703,000 for the year ended December 31, 1998 compared to $29,947,000 for 1997.

  Other represents revenue from various operating businesses including Bay Meadows racetrack, management and other service companies as well as participating lease revenue for those hotels leased to third parties. Total revenue for the other segment was $213,659,000 and $169,172,000 for the years ended December 31, 1998 and 1997, respectively. The increase in total revenue is a result of a full year of operations reflected in 1998 compared to six months of operations in 1997. Operating loss of the other segment was $576,963,000 for 1998 compared to $42,272,000 in 1997. The increase in operating loss is a result of the following items: the treasury lock settlement of $49,334,000; the loss on the sale of the North Coast Transaction assets of $9,453,000; the impairment loss on assets held for sale (including the Bay Meadows racetrack) of $51,081,000; the increase in the costs of acquiring leaseholds in 1998 over 1997 of $9,908,000; the increase in interest expense of $209,572,000 as a result of the increased borrowings to fund the 1998 mergers and acquisitions; and the increase in depreciation and amortization of $178,548,000 as a result of the 1998 mergers and acquisitions.

 Statistical Information

  During 1999, the Company's portfolio of 204 owned and leased hotels experienced moderate growth in both average daily rate ("ADR") and revenue per available room ("REVPAR") of approximately 2.8% and 1.3%, respectively, while occupancy decreased slightly by 1.4%. Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been repositioned and converted, as well as to the current market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Company's 204 owned and leased hotels for 1999 and 1998 as if the hotels were owned or leased for the entire periods presented.

                                   Occupancy         ADR           REVPAR
                                   ----------  --------------- ---------------
                                   1999  1998   1999    1998    1999    1998
                                   ----  ----  ------- ------- ------- -------
Wyndham Hotels.................... 69.3% 70.7% $109.81 $107.57 $ 76.07 $ 76.08
Wyndham Resorts................... 73.4  70.9   160.09  153.06  117.55  108.58
Wyndham Luxury Resort (formerly
 Grand Bay Hotels & Resorts)...... 72.0  68.6   300.97  312.52  216.63  214.41
Summerfield Suites & Sierra
 Suites........................... 80.2  81.2   116.65  116.08   93.56   94.26
Malmaison......................... 83.1  79.0   124.72  123.13  103.62   97.27
ClubHouse......................... 58.3  66.4    66.20   68.06   38.62   45.21
Non-proprietary brands............ 70.9  72.3   102.22   99.78   72.44   72.16
                                   ----  ----  ------- ------- ------- -------
  Weighted average................ 71.2% 72.2% $113.82 $110.68 $ 81.00 $ 79.92
                                   ====  ====  ======= ======= ======= =======

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents as of December 31, 1999 were $246.8 million, including restricted cash of $102.5 million. Cash and cash equivalents as of December 31, 1998 were $158.9 million, including restricted cash of $35.9 million.

Cash Flow Provided by Operating Activities

  The Company's principal source of cash flow is from the operations of the hotels that it owns, leases and manages. Cash flows from operating activities were $202.3 million for 1999. Cash flows from operating activities of the Company were $244.5 million 1998, which represent a combination of collection of rents under participating leases with third party lessees and cash flows generated by the hotels operated by the Company. Cash flows from operating activities were $108.1 million for 1997, which primarily represent collection of rents under participating leases.

  As a result of the reorganization, the Company will pay significantly more in federal income taxes, but will have the ability to retain significantly more earnings than was previously the case because the Company is not required to distribute at least 95% or more of its taxable income to its shareholders. The Company anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions. The Company does not anticipate paying a dividend to its common shareholders. However, for the first six years, dividends on the series A and series B convertible preferred stock are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of series A or series B convertible preferred stock, as the case may be, as determined by the Board of Directors. After year ten, dividends are payable solely in cash.

Cash Flows from Investing and Financing Activities

  Cash flows used in investing activities of the Company were approximately $290.0 million for 1999, resulting primarily from the acquisition of hotel properties, property renovations and improvements, and cash deposited as escrows and property improvement reserves.

  Cash flows provided by financing activities of approximately $175.5 million for 1999 were primarily related to the net proceeds from the sale of the series B preferred stock, the net proceeds from the new credit facility and the net proceeds from the new mortgage debt, partially offset by the repayment of the old credit facility, term loans, and the settlement of the forward equity contracts.

  During 1998, the Company continued to experience rapid growth through the merger and acquisition of hotel properties and management companies. These transactions were funded with a combination of issuance and or assumption of debt as well as sale of registered securities, issuance of OP units and proceeds from the forward equity transactions. The proceeds from the forward equity transactions were used to repay borrowings under the credit facility. The credit facility was then used to fund the cash portion of the Company's mergers and acquisitions.

  Cash flows used in investing activities of the Company were approximately $2.1 billion for 1998, resulting primarily from the merger and acquisition of various hotel properties and management companies and the renovation expenditures at certain hotels. Cash flows used in investing activities of the Company were approximately $1.2 billion for the year ended December 31, 1997, resulting primarily from the Cal Jockey merger, the acquisition of various hotel properties and management companies, and the renovation of certain hotels.

  Cash flows from financing activities of $1.9 billion for 1998 were primarily related to the borrowings on the credit facility, the term loans and mortgage notes and net proceeds from public and private placement of equity securities, net of payments of dividends and distributions. Cash flows from financing activities of approximately $1.1 billion for 1997 were primarily related to borrowings under the credit facility, the term loans and mortgage notes and net proceeds from public and private equity securities, net of payments of dividends and distributions.

  Concurrent with the closing of the $1 billion equity investment, Wyndham closed on a new $2.45 billion credit facility which consists of a $1.3 billion term loan with a seven-year term, a $500 million revolving credit facility with a five-year term, and a $650 million increasing rate loan facility with a five-year term. The proceeds, net of closing costs and fees of approximately $41.1 million, for the term loan and the revolving credit facility, and approximately $17.9 million, for the increasing rate loan facility, were used to retire existing indebtedness. At December 31, 1999, $270 million was drawn on the new revolving credit facility.

  Interest rates are based upon LIBOR plus spreads varying from 2.75% to 3.50% per annum for the term loan, and 1.25% to 2.75% per annum for the revolving credit facility, based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. If any of the increasing rate loan facility remains outstanding, the applicable margins shall be increased by 0.25%. The term loan and the revolving credit facility are guaranteed by the domestic subsidiaries of Wyndham and are secured by pledges of equity interests held by Wyndham and its subsidiaries. Wyndham's ability to borrow under its revolving credit facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios.

  Interest rates for the increasing rate loans are based on LIBOR rates (less statutory reserves), plus 3.50% through September 30, 1999, and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%. The lender under the increasing rate loans receives the benefit of the same guarantees and pledges of security provided under the new term loan and revolving credit facility.

  As of March 22, 2000, the Company had approximately $315 million outstanding under the revolving credit facility and $1.3 billion outstanding on the term loans, and $650 million outstanding under the increasing rate loans. Additionally, the Company had outstanding letters of credit totaling $21.2 million. As of such date, the Company also had over $1.4 billion of mortgage debt outstanding that encumbered 74 hotels, resulting in total indebtedness of approximately $3.7 billion. As of March 22, 2000, the Company had $163.8 additional availability under the Revolving Credit Facility.

  In March 2000, the Company entered into three additional interest rate hedges for a total notional amount of $1.5 billion. The hedges are structured such that each hedge has a series of trigger levels in which the hedge can become ineffective for any reset period that the 1-month LIBOR rises above the trigger level. If LIBOR resets below the trigger level, the hedge becomes effective again. The Company paid approximately $34.3 million in premiums, which will be amortized over the terms of the contracts, to enter into these transactions. The hedges are as follows:

                                        Notional                        Trigger
   Hedge                                 Amount     Terms      Rate      Level
   -----                              ------------ -------- ---------- ---------
   Interest Rate Swap................ $700 million  5 years 6.1%-6.75% 7.0%-8.5%
   Interest Cap...................... $250 million  3 years      4.75%      7.5%
   Interest Corridor................. $550 million  3 years      5.25%      7.5%

  In addition, the Company shortened the terms of three existing hedges and received net proceeds of approximately $6.8 million. The hedges were as follows:

                                        Notional   Original  Revised
   Hedge                                 Amount    Maturity  Maturity    Rate
   -----                              ------------ -------- ---------- ---------
   Interest Rate Swap................ $375 million 11/01/02    3/01/02     6.26%
   Interest Rate Swap................ $125 million 11/01/02    3/01/02     5.56%
   Interest Rate Swap................ $250 million 06/01/03    3/01/02     5.84%

 Forward Equity Transactions

  The Company was party to transactions with three counterparties involving the sale of an aggregate of 13.3 million paired shares, with related purchase price adjustment mechanisms. The Company's aggregate obligation under the forward equity transactions was approximately $335.8 million at June 30, 1999. Effective June 30, 1999, the Company settled in full all of the forward equity transactions in cash with part of the proceeds of the $1 billion equity investment. The 100.7 million shares owned or held by the counterparties were retired effective June 30, 1999.

Renovations and Capital Improvements

  During 1999, the Company completed approximately $230.7 million in total capital improvements and renovations on various hotel properties. These major renovations included upgrading the quality of the furniture and fixtures in guest rooms, public meeting space and lobby areas as well as adding additional rooms to certain of the hotels. During 2000, the Company anticipates spending approximately $198.8 million in capital expenditures, including (i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to converting certain Wyndham Garden hotels to Wyndham hotels,
(iii) costs related to enhancing the revenue-producing capabilities of its hotels, and (iv) costs related to recurring maintenance capital expenditures.

  The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. However, no assurance can be made that such renovations and capital improvements will not impact the results of operations. Capital expenditures will be financed through the capital expenditure reserves, the credit facility, other financing sources, or with working capital.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

  The Company's primary market risk exposure is to future changes in interest rates related to the Company's derivative financial instruments and other financial instruments including debt obligations, interest rate swaps, interest rate caps, and future debt commitments.

  The Company manages its debt portfolio by periodically entering into interest rate swaps and caps to achieve an overall desired position of fixed and floating rates or to limit its exposure to rising interest rates.

  The following table provides information about the Company's derivative and other financial instruments that are sensitive to changes in interest rates.

 . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 1999. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 1999.

 . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1999.

                             2000       2001      2002      2003       2004     Thereafter  Face Value Fair Value
                          ----------  --------  --------  --------  ----------  ----------  ---------- ----------
                                                       (dollars in thousands)
Debt
Long-term debt
 obligations
 Including Current
  Portion Fixed Rate....  $   23,896  $ 17,915  $ 46,092  $  6,726  $   52,467  $  282,731  $  429,827 $  429,827
 Average Interest Rate..        8.95%     7.92%     8.89%     8.55%       8.21%       8.17%
 Variable Rate..........  $  106,281  $144,804  $278,853  $ 37,853  $1,326,589  $1,319,349  $3,213,729 $3,213,729
 Average Interest Rate..        8.51%     7.88%     8.67%     8.29%       9.13%       8.68%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps
 Pay Fixed/Receive
  Variable..............  $  491,988  $ 31,000  $500,000  $250,000  $      --   $      --   $1,272,988 $   16,440
 Average Pay Rate.......        5.93%     5.98%     6.00%     5.84%        --          --
 Average Receive Rate...        7.20%     7.57%     7.56%     7.56%        --          --
Interest Rate Caps
 Notional Amount........  $1,500,000  $ 57,475  $    --   $    --   $  340,615         --   $1,898,090 $   (1,887)
 Strike Rate............        7.08%     7.38%     7.37%     7.37%       7.37%        --
 Forward Rate...........        7.20%     7.57%     7.56%     7.56%       7.58%        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The independent auditors' reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On August 19, 1999, the Company dismissed Ernst & Young LLP as its independent accountants. The reports of Ernst & Young LLP on the financial statements of the Company for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit committee of the Board of Directors of the Company participated in and approved the decision to change independent accountants. In connection with Ernst & Young LLP's audits for Wyndham's two most recent fiscal years ended December 31, 1998 and in the subsequent interim period, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference to the subject matter in their report. There were no reportable events as defined in Regulation S-K Item 304(a) (1) (v).

                                   PART III

  The information called for by this Part III (other than the information required by Item 10 with respect to executive officers of Wyndham, which information appears under the heading "Executive Officers of the Registrant" in Part I hereof) is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in the Company's definitive proxy statement for the annual meeting of stockholders of Wyndham to be held May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                                    PART IV

ITEM 14. Exhibits, Financial Statements and Schedules, and Reports on Form 8K

(a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-1 through F-49. The following financial statement schedule is included herein at pages F-50 through F-61:

    Schedule III--Real Estate and Accumulated Depreciation for Wyndham International, Inc.

    All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b) Reports on Form 8-K for the quarter ended December 31, 1999:

    Current Report on Form 8-K of Wyndham International, Inc. dated November 8, 1999 (001-9320) reporting under Item 5, announcing its earnings for the quarter and the nine months ended September 30, 1999.

(c) Exhibits:

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Securities Purchase Agreement dated as of February 18, 1999 by and among Patriot American Hospitality, Inc. ("Patriot"), Wyndham
         International, Inc. ("Wyndham"), Patriot American Hospitality
         Partnership, L.P., Wyndham International Operating Partnership, L.P.
         and the Investors named therein, incorporated by reference to Exhibit
         2.1 to Wyndham's Registration Statement on Form S-4/A (SEC file no.
         33379527) filed June 1, 1999.

   2.2 Amendment to Securities Purchase Agreement, dated as of June 28, 1999, by and among Patriot, Wyndham, Patriot American Hospitality
         Partnership, L.P., Wyndham International Operating Partnership, L.P.
         and the parties identified on the signature page as the Original
         Investors, incorporated by reference to Exhibit 2.2 to Wyndham's
         Current Report on Form 8-K filed July 13, 1999.

   2.3 Restructuring Plan, incorporated by reference to Exhibit 2.2 to Wyndham's Registration Statement on Form S-4/A (SEC file no. 33379527) filed June 1, 1999.

   2.4 Agreement and Plan of Merger, dated as of March 26, 1999, by and among Wyndham, Wyndham International Acquisition Subsidiary, Inc. and
         Patriot, incorporated by reference to Exhibit 2.3 to Wyndham's
         Registration Statement on Form S-4/A (SEC file no. 33379527) filed
         June 1, 1999.

   3.1 Amended and Restated Certificate of Incorporation of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham's Registration
         Statement on Form S-8 filed July 2, 1999.

   3.2   Amended and Restated Bylaws of Wyndham, incorporated by reference to
         Exhibit 3.2 to Wyndham's Registration Statement on Form S-8 filed July
         2, 1999.

 Exhibit
 Number                                Description
 -------                               -----------
    4.1  Certificate of Designation of Series A Convertible Stock of Wyndham,
         incorporated by reference to Exhibit 99.5 to Wyndham's and Patriot's
         Current Report on Form 8-K dated March 2, 1999 (filed March 2, 1999).

    4.2  Certificate of Designation of Series B Convertible Preferred Stock of
         Wyndham, incorporated by reference to Exhibit 4.2 to Wyndham's
         Registration Statement on Form S-4/A (SEC file no. 33379527) filed
         June 1, 1999.

    4.3  Certificate of Designation of Series C Junior Participating Cumulative
         Preferred Stock of Wyndham, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed July 12, 1999).

    4.4 Registration Rights Agreement, dated as of February 18, 1999, by and among Wyndham and the holders of Series B Convertible Preferred Stock of Wyndham party thereto, incorporated by reference to Exhibit 4.1 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 1999.

    4.5  Registration Rights Agreement, dated as of June 30, 1999, by and among
         Wyndham and former Operating Partnership unit holders party thereto, incorporated by reference to Exhibit 10.1 to Wyndham's Registration
         Statement on Form S-3 (SEC file no. 33386189) filed August 30, 1999.

    4.6  Shareholder Rights Agreement, dated as of June 29, 1999, between
         Wyndham and American Stock Transfer and Trust Company, as Rights
         Agent, incorporated by reference to Exhibit 4.1 to Wyndham's Current
         Report on Form 8-K, filed July 12, 1999.

  *10.1 Credit Agreement, dated as of June 30, 1999, by and among Wyndham and the Lenders named therein.

  *10.2  Increasing Rate Note Purchase and Loan Agreement, dated as of June 30,
         1999, by and among Wyndham and the Lenders named therein.

   10.3  Letter Agreement, dated February 26, 1999, by and among Wyndham,
         Patriot and Paul A. Nussbaum, incorporated by reference to Exhibit
         99.1 to Wyndham's and Patriot's Current Report on Form 8-K dated
         February 26, 1999 (filed March 3, 1999).

  *10.4  Executive Employment Agreement As Amended and Restated, dated as of
         April 19, 1999, between Wyndham and Leslie V. Bentley.

  *10.5  Executive Employment Agreement As Amended and Restated, dated as of
         April 19, 1999, between Wyndham and Michael A. Grossman.

  *10.6  Executive Employment Agreement As Amended and Restated, dated as of
         April 19, 1999, between Wyndham and Stanley M. Koonce, Jr.

  *10.7  Executive Employment Agreement As Amended and Restated, dated as of
         April 19, 1999, between Wyndham and Carla S. Moreland.

   10.8  Executive Employment Agreement As Amended and Restated, dated as of
         May 26, 1999 between Wyndham and Richard Mahoney, incorporated by reference to Exhibit 10.5 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

  *10.9  Non-qualified Stock Option Agreement dated as of May 7, 1999 between
         Wyndham and Richard Mahoney.

  10.10  Letter agreement dated July 12, 1999 between Lawrence S. Jones and
         Wyndham incorporated by reference to Exhibit 10.6 to Wyndham's
         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

 Exhibit
 Number                                Description
 -------                               -----------
  10.11  Letter agreement dated July 12, 1999 between William W. Evans III and
         Patriot incorporated by reference to Exhibit 10.7 to Wyndham's
         Quarterly Report on Form 10-Q for the quarterly period ended June 30,
         1999.

 *10.12  Executive Employment Agreement As Amended and Restated, dated as of
         April 19, 1999, between Wyndham and Anne L. Raymond.

 *10.13  Executive Employment Agreement, dated as of August 12, 1999, between
         Wyndham and Fred J. Kleisner.

 *10.14  Executive Employment Agreement, dated as of August 18, 1999, between
         Wyndham and James D. Carreker.

 *10.15  Amendment No. 1 to Executive Employment Agreement, dated as of March
         27, 2000 between Wyndham and James D. Carreker.

  10.16 Letter agreement dated July 7, 1999 between Wyndham and Karim Alibhai, incorporated by reference to Exhibit 10.4 to Wyndham's Quarterly
         Report on Form 10-Q for the quarterly period ended September 30, 1999.

 *10.17 Letter Agreement dated November 3, 1999 between Richard A. Holtzman and Wyndham.

 *10.18  Letter Agreement dated November 3, 1999 between Thomas W. Lattin and
         Wyndham.

 *10.19  Letter Agreement dated March 22, 2000 between Stanely M. Koonce, Jr.
         and Wyndham.

 *10.20  Amended and Restated Wyndham International, Inc. 1997 Incentive Plan.

 *12.1   Statement Regarding Computation of Ratios.

 *21.1   Significant Subsidiaries of Wyndham.

 *23.1   Consent of Ernst & Young LLP.

 *23.2   Consent of PricewaterhouseCoopers LLP.

 *27.1   Financial Date Schedule.

--------
* Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2000

                                          Wyndham International, Inc.

                                                  /s/ Fred J. Kleisner
                                          By: _________________________________
                                                      Fred J. Kleisner
                                                       President and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                Capacities in which signed        Date
              ---------                --------------------------        ----

      /s/ James D. Carreker            Chairman of the Board of     March 29, 2000
______________________________________  Directors
          James D. Carreker

       /s/ Fred J. Kleisner            President and Chief          March 29, 2000
______________________________________  Executive Officer
           Fred J. Kleisner

       /s/ Richard Mahoney             Executive Vice President     March 29, 2000
______________________________________  and Chief Financial
           Richard Mahoney              Officer

        /s/ Karim Alibhai              Director                     March 29, 2000
______________________________________
            Karim Alibhai

        /s/ Leonard Boxer              Director                     March 29, 2000
______________________________________
            Leonard Boxer

         /s/ Milton Fine               Director                     March 29, 2000
______________________________________
             Milton Fine

                                       Director                      March  , 2000
______________________________________
           Susan Groenteman

        /s/ Paul Nussbaum              Director                     March 29, 2000
______________________________________
            Paul Nussbaum


              Signature                Capacities in which signed        Date
              ---------                --------------------------        ----

         /s/ Rolf Ruhfus               Director                     March 29, 2000
______________________________________
             Rolf Ruhfus

                                       Director                      March  , 2000
______________________________________
            Leon D. Black

      /s/ Norman Brownstein            Director                     March 29, 2000
______________________________________
          Norman Brownstein

       /s/ Stephen T. Clark            Director                     March 29, 2000
______________________________________
           Stephen T. Clark

                                       Director                      March  , 2000
______________________________________
            Paul Fribourg

        /s/ Thomas H. Lee              Director                     March 29, 2000
______________________________________
            Thomas H. Lee

      /s/ Alan M. Leventhal            Director                     March 29, 2000
______________________________________
          Alan M. Leventhal

         /s/ William Mack              Director                     March 29, 2000
______________________________________
             William Mack

         /s/ Lee Neibert               Director                     March 29, 2000
______________________________________
             Lee Neibert

          /s/ Marc Rowan               Director                     March 29, 2000
______________________________________
              Marc Rowan

         /s/ Scott Schoen              Director                     March 29, 2000
______________________________________
             Scott Schoen

        /s/ Scott Sperling             Director                     March 29, 2000
______________________________________
            Scott Sperling

                          WYNDHAM INTERNATIONAL, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        HISTORICAL FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Wyndham International, Inc.:
  Report of Independent Accountants--PricewaterhouseCoopers LLP...........  F-2

  Report of Independent Auditors--Ernst & Young LLP.......................  F-3

  Consolidated Balance Sheets as of December 31, 1999 and 1998............  F-4

  Consolidated Statements of Operations for the years ended December 31,
   1999, 1998 and 1997....................................................  F-5

  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999, 1998 and 1997.......................................  F-6

  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  F-8

  Notes to Financial Statements........................................... F-10

  Report of Independent Accountants on Financial Statement Schedule....... F-50

  Financial Statement Schedule:

  Schedule III--Real Estate and Accumulated Depreciation.................. F-51

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Wyndham International, Inc.

  In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows present fairly in all material respects the financial position of Wyndham International, Inc. and its subsidiaries (the "Company") at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted auditing in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above. The financial statements of the Company as of December 31, 1998 and 1997 and for the years then ended were audited by other independent accountants whose report dated March 1, 1999 expressed an unqualified opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 15, 2000, except as to the
 information in Note 21 for which
 the date is March 27, 2000

                        Report of Independent Auditors

Board of Directors and Shareholders
 Wyndham International, Inc.

We have audited the accompanying consolidated balance sheet of Wyndham International, Inc. as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wyndham International, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Dallas, Texas
March 1, 1999

                          WYNDHAM INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                           (in thousands,
                                                        except share amounts)
                       ASSETS
Current assets:
 Cash and cash equivalents..........................   $  144,333   $  123,085
 Restricted cash....................................      102,480       35,869
 Accounts and lease revenue receivable..............      186,321      194,583
 Inventories........................................       23,304       23,583
 Prepaid expenses and other assets..................       21,197       35,346
                                                       ----------   ----------
 Total current assets...............................      477,635      412,466
                                                       ----------   ----------
Investment in real estate and related improvements
 net of accumulated depreciation of $478,494 in 1999
 and $252,580 in 1998...............................    5,413,178    5,585,616
Investment in unconsolidated subsidiaries...........      165,663      146,912
Mortgage notes and other receivables from
 unconsolidated subsidiaries........................        2,168       78,403
Notes and other receivables.........................       40,485       41,334
Management contract costs, net of accumulated
 amortization $26,359 in 1999 and $11,258 in 1998...      129,362      194,014
Leasehold costs, net of accumulated amortization of
 $15,305 in 1999 and $5,989 in 1998.................      133,102      179,922
Trade names and franchise costs, net of accumulated
 amortization of $11,328 in 1999 and $6,670 in
 1998...............................................      116,521      125,974
Deferred acquisition costs..........................        2,584       16,144
Goodwill and intangibles, net of accumulated
 amortization of $30,141 in 1999 and $20,895 in
 1998...                                                  378,916      553,889
Deferred expenses, net of accumulated amortization
 of $46,614 in 1999 and $29,136 in 1998.............       97,767       37,998
Other assets........................................       46,109       42,998
                                                       ----------   ----------
 Total assets.......................................   $7,003,490   $7,415,670
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..............   $  322,195   $  313,657
 Deposits...........................................       39,452       26,392
 Current portion of borrowings under credit
  facility, term loans, mortgage notes and capital
  lease obligations.................................      130,177    1,274,918
                                                       ----------   ----------
 Total current liabilities..........................      491,824    1,614,967
                                                       ----------   ----------
Borrowings under credit facility, term loans,
 mortgage notes and capital lease obligations.......    3,513,379    2,582,603
Deferred income taxes...............................      656,164      123,463
Due to unconsolidated subsidiaries..................          --         7,919
Deferred income.....................................       15,543          174
Minority interest in the Operating Partnerships.....       22,435      253,970
Minority interest in other consolidated
 subsidiaries.......................................      166,483      229,537
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  10,344,662 in 1999................................          103          --
 Preferred stock, $0.01 par value; authorized:
  100,000,000 shares; shares issued and outstanding:
  8,981,886 in 1998.................................          --            90
 Excess stock, $0.01 par value; authorized:
  750,000,000 shares; no shares issued and
  outstanding.......................................          --           --
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,193,696 in 1999 and 213,521,647 in 1998.......        1,672        4,270
 Additional paid in capital.........................    3,753,235    3,024,540
 Receivable from shareholders and affiliates........      (17,210)     (16,364)
 Unearned stock compensation, net of accumulated
  amortization of $19,297 in 1999 and $13,447 in
  1998..............................................         (255)      (5,494)
 Unrealized loss on securities available for sale...       (1,000)      (1,245)
 Unrealized foreign exchange (loss) gain............       (7,576)       2,749
 Accumulated deficit................................   (1,591,307)    (405,509)
                                                       ----------   ----------
 Total shareholders' equity.........................    2,137,662    2,603,037
                                                       ----------   ----------
  Total liabilities and shareholders' equity........   $7,003,490   $7,415,670
                                                       ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 1999         1998       1997
                                              -----------  ----------  --------
                                              (in thousands, except per share
                                                         amounts)
Revenue:
 Hotel revenue..............................  $ 2,409,046  $1,842,682  $167,727
 Participating lease revenue................        1,194      58,440   127,033
 Racecourse facility and land lease
  revenue...................................        4,561      51,259    26,511
 Management fee and service fee income......       69,278      89,067     7,088
 Interest and other income..................       11,256      14,893     6,676
                                              -----------  ----------  --------
 Total revenue..............................    2,495,335   2,056,341   335,035
                                              -----------  ----------  --------
Expenses:
 Hotel expenses.............................    1,759,993   1,351,872   140,392
 Racing facility operations.................        3,867      43,198    21,620
 General and administrative.................      190,770     117,666    17,181
 Interest expense...........................      353,227     260,103    50,531
 Cost of acquiring leaseholds and license
  agreements................................        1,296      64,407    54,499
 Treasury lock settlement...................          --       49,334       --
 Loss on sale of assets.....................       10,702       9,453       --
 Impairment loss on assets held for sale....       70,912      51,081       --
 Restructuring charge.......................      285,267         --        --
 Depreciation and amortization..............      302,890     231,233    52,685
                                              -----------  ----------  --------
 Total expenses.............................    2,978,924   2,178,347   336,908
                                              -----------  ----------  --------
Operating loss..............................     (483,589)   (122,006)   (1,873)
 Equity in (losses) earnings of
  unconsolidated subsidiaries...............       (7,746)      9,498     6,015
                                              -----------  ----------  --------
(Loss) income before income tax provision,
 minority interests and extraordinary item..     (491,335)   (112,508)    4,142
 Income tax provision.......................     (571,421)    (17,122)     (481)
                                              -----------  ----------  --------
(Loss) income before minority interests and
 extraordinary item.........................   (1,062,756)   (129,630)    3,661
 Minority interest in the Operating
  Partnerships..............................        6,642      12,651    (1,684)
 Minority interest in consolidated
  subsidiaries..............................       (6,017)     (9,427)   (1,615)
                                              -----------  ----------  --------
(Loss) income before extraordinary item.....   (1,062,131)   (126,406)      362
 Extraordinary loss from early
  extinguishment of debt, net of minority
  interest and income taxes.................       (9,838)    (31,817)   (2,534)
                                              -----------  ----------  --------
Net loss....................................  $(1,071,969) $ (158,223) $ (2,172)
                                              ===========  ==========  ========
Basic loss attributable to common
 shareholders:
 Net loss...................................  $(1,071,969) $ (158,223) $ (2,172)
 Adjustment for equity forwards.............      (19,372)    (21,151)      --
 Preferred stock dividends..................      (50,190)     (7,956)      --
 Excess of fair value of consideration to
  redeem preferred stock....................         (115)        --        --
                                              -----------  ----------  --------
 Basic net loss.............................  $(1,141,646) $ (187,330) $ (2,172)
                                              ===========  ==========  ========
Basic (loss) earnings per common share:
 (Loss) income before extraordinary item....  $     (7.02) $    (1.13) $   0.01
 Extraordinary loss.........................        (0.06)      (0.23)    (0.04)
                                              -----------  ----------  --------
 Net loss per common share..................  $     (7.08) $    (1.36) $  (0.03)
                                              ===========  ==========  ========
Diluted loss attributable to common
 shareholders:
 Net loss...................................  $(1,071,969) $ (158,223) $ (2,172)
 Adjustment for equity forwards.............      (39,322)   (188,392)      --
 Preferred stock dividends..................      (50,190)     (7,956)      --
 Excess of fair value of consideration to
  redeem preferred stock....................         (115)        --        --
                                              -----------  ----------  --------
 Diluted net loss...........................  $(1,161,596) $ (354,571) $ (2,172)
                                              ===========  ==========  ========
Diluted (loss) earnings per common share:
 (Loss) income before extraordinary item....  $     (7.14) $    (2.34) $   0.01
 Extraordinary loss.........................        (0.06)      (0.23)    (0.04)
                                              -----------  ----------  --------
 Net loss per common share..................  $     (7.20) $    (2.57) $  (0.03)
                                              ===========  ==========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    Preferred Stock          Common Stock
                    --------------- --------------------------------                 Notes
                                                                                   Receivable                 Accumulated
                                      Patriot      Wyndham           Additional       From        Unearned    Deficit and
                     Number    Par    Number       Number      Par    Paid in     Shareholders     Stock       Dividend
                    of Shares Value  of Shares    of Shares   Value   Capital    and affiliates Compensation Distributions
                    --------- ----- -----------  -----------  ------ ----------  -------------- ------------ -------------
                                                                    (in thousands, except share amounts)
 Balance,
 December 31,
 1996............         --  $ --   43,613,496          --   $  436 $  442,104     $    --       $(5,427)     $     (74)
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......         --    --   12,824,433   57,135,658     699    231,247          --           --             --
 Issuance of
 shares, net of
 offering
 expenses........         --    --   15,830,033   15,830,033     318    386,417          --           --             --
 Issuance of
 shares to
 employees and
 directors.......         --    --      547,867        4,167       5     12,896          --       (12,839)           --
 Forfeiture of
 unvested
 employee stock
 grants..........         --    --      (42,900)     (42,900)    --        (464)         --           464            --
 Issuance of
 shares for
 exercise of
 options.........         --    --      314,967      310,938       6      2,301          --           --             --
 Issuance of
 shares to redeem
 OP units........         --    --      188,820       38,820       2      2,554          --           --             --
 Redemption price
 of OP units in
 excess of book
 value...........         --    --          --           --      --      (6,082)         --           --             --
 Net loss........         --    --          --           --      --         --           --           --          (2,172)
 Amortization of
 unearned stock
 compensation....         --    --          --           --      --         --           --         4,686            --
 Cash dividends..         --    --          --           --      --         --           --           --         (67,185)
                    --------- ----- -----------  -----------  ------ ----------     --------      -------      ---------
 Balance,
 December 31,
 1997............         --    --   73,276,716   73,276,716   1,466  1,070,973          --       (13,116)       (69,431)
 Issuance of
 shares for
 mergers and
 acquisitions of
 properties......   8,423,230    85  59,491,863   59,491,863   1,190  1,607,050          --           --             --
 Issuance of
 shares, net of
 offering
 expenses........         --    --   64,084,627   64,084,627   1,282    257,439          --           --             --
 Return of
 capital.........         --    --          --           --      --     (52,873)         --           --             --
 Issuance of
 shares to
 employees and
 directors.......         --    --       39,790       39,790     --         928          --           --             --
 Issuance of
 shares for
 exercise of
 options.........         --    --    1,210,737    1,210,737      24     15,250          --           --             --
 Issuance of
 shares to redeem
 OP units........         --    --    1,362,316    1,362,316      28     27,868          --           --             --
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....         --    --          --           --      --         --       (18,617)         --             --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......         --    --          --           --      --         --          (863)         --             863
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......         --    --          --           --      --         --         3,116          --             --
 Amortization of
 unearned stock
 compensation....         --    --          --           --      --         --           --         7,622            --
 Net loss........         --    --          --           --      --         --           --           --        (158,223)
 Foreign currency
 translation
 adjustment......         --    --          --           --      --         --           --           --             --
 Unrealized loss
 on securities
 held for sale...         --    --          --           --      --         --           --           --             --
                    --------- ----- -----------  -----------  ------ ----------     --------      -------      ---------
 Comprehensive
 loss............
                    --------- ----- -----------  -----------  ------ ----------     --------      -------      ---------
 Cash dividends..         --    --          --           --      --         --           --           --         (87,390)
 Stock dividends
 declared........     558,656     5  14,055,598   14,055,598     280     97,905          --           --         (91,328)
                    --------- ----- -----------  -----------  ------ ----------     --------      -------      ---------
 Balance,
 December 31,
 1998............   8,981,886 $  90 213,521,647  213,521,647  $4,270 $3,024,540     $(16,364)     $(5,494)     $(405,509)
                      Accumulated Other
                     Comprehensive Income
                    ----------------------
                              Unrealized
                    Foreign     Loss on
                    Currency  Securities
                    Exchange Held for Sale   Total
                    -------- ------------- -----------
 Balance,
 December 31,
 1996............    $  --      $   --     $  437,039
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......       --          --        231,946
 Issuance of
 shares, net of
 offering
 expenses........       --          --        386,735
 Issuance of
 shares to
 employees and
 directors.......       --          --             62
 Forfeiture of
 unvested
 employee stock
 grants..........       --          --            --
 Issuance of
 shares for
 exercise of
 options.........       --          --          2,307
 Issuance of
 shares to redeem
 OP units........       --          --          2,556
 Redemption price
 of OP units in
 excess of book
 value...........       --          --         (6,082)
 Net loss........       --          --         (2,172)
 Amortization of
 unearned stock
 compensation....       --          --          4,686
 Cash dividends..       --          --        (67,185)
                    -------- ------------- -----------
 Balance,
 December 31,
 1997............       --          --        989,892
 Issuance of
 shares for
 mergers and
 acquisitions of
 properties......       --          --      1,608,325
 Issuance of
 shares, net of
 offering
 expenses........       --          --        258,721
 Return of
 capital.........       --          --        (52,873)
 Issuance of
 shares to
 employees and
 directors.......       --          --            928
 Issuance of
 shares for
 exercise of
 options.........       --          --         15,274
 Issuance of
 shares to redeem
 OP units........       --          --         27,896
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....       --          --        (18,617)
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......       --          --            --
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......       --          --          3,116
 Amortization of
 unearned stock
 compensation....       --          --          7,622
 Net loss........       --          --       (158,223)
 Foreign currency
 translation
 adjustment......     2,749         --          2,749
 Unrealized loss
 on securities
 held for sale...       --       (1,245)       (1,245)
                    -------- ------------- -----------
 Comprehensive
 loss............                            (156,719)
                    -------- ------------- -----------
 Cash dividends..       --          --        (87,390)
 Stock dividends
 declared........       --          --          6,862
                    -------- ------------- -----------
 Balance,
 December 31,
 1998............    $2,749     $(1,245)   $2,603,037

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    Preferred Stock              Common Stock
                    -----------------  -----------------------------------                  Notes
                                                                                          Receivable                 Accumulated
                                         Patriot       Wyndham              Additional       From        Unearned    Deficit and
                      Number     Par      Number        Number       Par     Paid in     Shareholders     Stock       Dividend
                    of Shares   Value    of Shares    of Shares     Value    Capital    and affiliates Compensation Distributions
                    ----------  -----  ------------  ------------  -------  ----------  -------------- ------------ -------------
                                                                       (in thousands, except share amounts)
 Settlement of
 forward equity
 contracts.......          --    --    (100,701,863) (100,701,863)  (2,014)   (327,466)         --           --              --
 Merger of PAH
 Inc. into
 Wyndham
 International
 Inc.............   (4,860,876)  (50)  (142,865,949)    4,860,876   (1,380)      1,430          --           --              --
 Exchange of Old
 Wyndham
 preferred stock
 to common
 stock...........   (3,562,354)  (36)           --      3,562,354       36         --           --           --              --
 Redemption of
 PAH Inc.
 Preferred B
 Stock...........     (558,656)   (5)           --            --       --      (13,961)         --           --             (896)
 Issuance of
 shares net of
 offering
 expenses........   10,000,000   100     29,239,336    29,239,336      585     917,306          --           --              --
 Issues of shares
 to employees and
 directors.......          --    --         538,496       955,757       14      11,820          --          (611)            --
 Issuance of
 shares to redeem
 OP units........          --    --         268,333    15,390,452      156     114,381          --           --              --
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......          --    --             --      1,336,276       13       6,030          --           --              --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......          --    --             --            --       --          --          (846)         --              846
 Amortization of
 unearned stock
 compensation....          --    --             --            --       --          --           --         5,850             --
 Retirement of
 stock...........          --    --             --       (971,139)      (8)    (15,307)         --           --              --
 Net loss........          --    --             --            --       --          --           --           --       (1,071,969)
 Foreign currency
 translation
 adjustment......          --    --             --            --       --          --           --           --              --
 Unrealized gain
 on securities
 held for sale...          --    --             --            --       --          --           --           --              --
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Comprehensive
 loss............
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Interstate Spin-
 off Dividend....          --    --             --            --       --          --           --           --          (64,602)
 Cash Dividends..          --    --             --            --       --          --           --           --          (14,711)
 Stock
 Dividends.......      344,662     4            --            --       --       34,462          --           --          (34,466)
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Balance as of
 December 31,
 1999............   10,344,662  $103            --    167,193,696  $ 1,672  $3,753,235     $(17,210)      $ (255)    $(1,591,307)
                    ==========  ====   ============  ============  =======  ==========     ========       ======     ===========
                      Accumulated Other
                     Comprehensive Income
                    -----------------------
                               Unrealized
                    Foreign      Loss on
                    Currency   Securities
                    Exchange  Held for Sale    Total
                    --------- ------------- ------------
 Settlement of
 forward equity
 contracts.......       --           --        (329,480)
 Merger of PAH
 Inc. into
 Wyndham
 International
 Inc.............       --           --             --
 Exchange of Old
 Wyndham
 preferred stock
 to common
 stock...........       --           --             --
 Redemption of
 PAH Inc.
 Preferred B
 Stock...........       --           --         (14,862)
 Issuance of
 shares net of
 offering
 expenses........       --           --         917,991
 Issues of shares
 to employees and
 directors.......       --           --          11,223
 Issuance of
 shares to redeem
 OP units........       --           --         114,537
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......       --           --           6,043
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......       --           --             --
 Amortization of
 unearned stock
 compensation....       --           --           5,850
 Retirement of
 stock...........       --           --         (15,315)
 Net loss........       --           --      (1,071,969)
 Foreign currency
 translation
 adjustment......   (10,325)         --         (10,325)
 Unrealized gain
 on securities
 held for sale...       --           245            245
                    --------- ------------- ------------
 Comprehensive
 loss............                            (1,082,049)
                    --------- ------------- ------------
 Interstate Spin-
 off Dividend....       --           --         (64,602)
 Cash Dividends..       --           --         (14,711)
 Stock
 Dividends.......       --           --             --
                    --------- ------------- ------------
 Balance as of
 December 31,
 1999............   $(7,576)     $(1,000)   $ 2,137,662
                    ========= ============= ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
                                                    (in thousands)
Cash flows from operating activities:
Net loss................................  $(1,071,969) $  (158,223) $    (2,172)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization.........      302,890      231,233       52,787
  Amortization of unearned stock
   compensation.........................        5,850        7,622        4,686
  Amortization of deferred loan costs...       34,946       26,914        2,630
  Net loss on sale of assets............       10,702        9,453          --
  Impairment loss on assets held for
   sale.................................      203,731       51,081          --
  Write-off of intangible assets........      133,143          --           --
  Write-off of deferred acquisition
   costs................................        8,349          --           --
  Forgiveness of debt...................        7,898          --           --
  Cost of acquiring leaseholds..........          --        64,407       54,499
  Payment of interest on notes
   receivable from unconsolidated
   subsidiaries.........................          --           --         5,001
  Treasury lock settlement..............          --        49,225          --
  Award of unearned stock compensation
   and other............................          --           928           61
  Equity in losses (earnings) of
   unconsolidated subsidiaries..........        7,746       (9,498)      (6,015)
  Minority interest in income of
   Operating partnerships...............       (6,642)     (12,652)       1,684
  Minority interest in consolidated
   subsidiaries.........................        6,017        9,427        1,615
  Deferred income taxes.................      539,313      (14,665)         --
  Extraordinary items...................        9,838       31,817        2,534
  Changes in assets and liabilities:
    Accounts receivable.................       (6,168)     (65,927)     (19,494)
    Prepaid expenses and other assets...        6,552       47,020       (5,965)
    Lease revenue receivable............        3,440          924       (4,359)
    Due to/from affiliates..............          --           --          (421)
    Accounts payable and other accrued
     expenses...........................        6,666      (24,593)      21,039
                                          -----------  -----------  -----------
      Net cash provided by operating
       activities.......................      202,302      244,493      108,110
                                          -----------  -----------  -----------
Cash flows from investing activities:
Acquisition of hotel properties and
 related working capital assets, net of
 cash acquired..........................     (264,086)  (1,946,227)    (933,948)
Improvements and additions to hotel
 properties.............................     (230,653)    (189,885)     (82,269)
Proceeds from sale of assets............      205,553       77,325          --
Termination of management contracts.....       16,086          --           --
Change in other assets..................         (772)         880          --
Collection on other notes receivable....        2,681       12,009          --
Deferred acquisition costs..............         (613)     (19,926)     (67,743)
Investment in unconsolidated
 subsidiaries...........................      (10,077)     (24,557)      (1,574)
Principal payments received on mortgage
 and other notes receivable.............        2,357          --          (500)
Investment in other mortgage and other
 notes receivable.......................      (10,429)      14,022     (116,090)
                                          -----------  -----------  -----------
      Net cash used in investing
       activities.......................     (289,953)  (2,076,359)  (1,202,124)
                                          -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                                               Years Ended December 31,
                                          ------------------------------------
                                             1999         1998        1997
                                          -----------  ----------  -----------
                                                    (in thousands)
Cash flows from financing activities:
Borrowings under line of credit facility
 and mortgage notes.....................  $ 2,930,205  $2,883,719  $ 1,865,634
Repayments of borrowings under credit
 facility and other debt................   (3,153,525)   (997,436)  (1,001,236)
Payment of deferred loan costs..........     (110,655)    (39,923)     (24,471)
Proceeds from issuance of common stock..          --      273,995      388,621
Net proceeds from issuance of preferred
 stock..................................      921,702         --           --
Cost to retire Patriot series B
 preferred stock........................      (13,966)        --           --
Cash settlement with Interstate upon
 spin-off...............................      (17,102)        --           --
Contributions received from minority
 interest in consolidated subsidiaries..          180       5,952       35,829
Distribution made to minority interest
 in other partnerships..................      (29,907)    (11,081)         --
Collections on notes receivables from
 shareholders...........................          --        3,116          --
Payments to redeem OP units.............          --          --       (63,826)
Dividends and distributions paid........      (15,607)   (124,834)     (65,705)
Forward equity settlements..............     (329,480)    (52,873)         --
Foreign currency translation
 adjustment.............................       (6,379)      2,749          --
Other...................................           44         --           --
                                          -----------  ----------  -----------
  Net cash provided by financing
   activities...........................      175,510   1,943,384    1,134,846
                                          -----------  ----------  -----------
Net increase in cash and cash
 equivalents............................       87,859     111,518       40,832
Cash and cash equivalents at beginning
 of period..............................      158,954      47,436        6,604
                                          -----------  ----------  -----------
Cash and cash equivalents at end of
 period.................................  $   246,813  $  158,954  $    47,436
                                          ===========  ==========  ===========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for
   interest.............................  $   338,675  $  224,444  $    48,254
                                          ===========  ==========  ===========
  Cash paid during the period for income
   taxes................................  $    31,978  $   26,729  $       325
                                          ===========  ==========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                 (dollars in thousands, except share amounts)

1. Organization:

  Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. Wyndham International, Inc. (collectively with its subsidiaries, "Old Wyndham") was formed in connection with Patriot's merger with and into California Jockey Club and Bay Meadows Operating Company on July 1, 1997 (the "Cal Jockey Merger"). Patriot and Old Wyndham are both Delaware corporations.

  Wyndham International Inc., as currently constituted, was formed through the June 30, 1999 restructuring and reorganization of Patriot and Old Wyndham. Prior to June 30, 1999, the shares of common stock of Patriot were paired and traded together with the shares of Old Wyndham, on a one for one basis, as a single unit pursuant to a stock pairing arrangement, and were referred to as a paired share.

  Effective June 30, 1999, a subsidiary of Old Wyndham merged with and into Patriot with Patriot being the surviving entity and becoming a subsidiary of Old Wyndham. In connection with this restructuring, the pairing agreement between Patriot and Old Wyndham was terminated, Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date. This merger converted each previously outstanding paired share into one share of Wyndham class A common stock. Old Wyndham and its subsidiaries, which now include Patriot, is hereafter referred to as Wyndham or the Company. Unless otherwise stated herein, all information with respect to shares refers to Wyndham class A common stock since June 30, 1999 and to paired shares for periods before June 30, 1999.

  Wyndham primarily operates through Patriot and the Wyndham International Operating Partnership, L.P. (the "Wyndham Partnership") in which it owns a 1% general partnership interest and an approximate 98% limited partnership interest. Patriot primarily operates through Patriot American Hospitality Operating Partnership, L.P. (the "Patriot Partnership") in which it owns a 1% general partnership interest and an approximate 98% partnership interest. The Patriot Partnership primarily owns interests in hotel properties and third party leaseholds. The Wyndham Partnership primarily leases hotel properties from the Patriot Partnership, owns interests in hotel properties, and manages and franchises hotels for third parties. The Patriot Partnership and the Wyndham Partnership are collectively referred to as the Operating Partnerships.

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interest accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot. The financial statements prior to the reorganization are presented on a combined basis and include the combined accounts of Patriot and its subsidiaries with Old Wyndham and its subsidiaries.

  As of December 31, 1999, Wyndham owned interests in 165 hotels with an aggregate of over 43,900 guest rooms and leased 39 hotels from third parties with over 5,700 rooms. In addition, Wyndham managed 88 hotels for third party owners with over 20,800 guest rooms and franchises 11 hotels with over 2,600 guest rooms.

2. Summary of Significant Accounting Policies:

 Principles of Consolidation

  The consolidated financial statements for 1999 include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest.

  Partnerships--The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Corporations and Limited Liability Companies--The condition for control is the ownership of a majority voting interest.

  The financial statements prior to the reorganization are presented on a combined basis and include the combined accounts of Patriot and its subsidiaries with Old Wyndham and its subsidiaries.

 Investment in Real Estate and Related Improvements

  The hotel properties are stated at lower of cost or fair market value. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 to 40 years for the hotel buildings and improvements, 7 years for the racecourse facility and 3 to 10 years for furniture, fixtures and equipment. These estimated useful lives are based on management's knowledge of the properties and the industry in general.

  Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

  Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $6,910, $12,112 and $2,562 was capitalized in 1999, 1998 and 1997, respectively.

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company would record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

  When management identifies an asset as held for sale, the Company estimates the fair value of such assets. If in management's opinion, the fair value of the asset is less than the carrying amount of the asset, a reserve for losses is established. Fair value is estimated as the amount at which the asset could be bought or sold less costs to sell. Impairment is evaluated based on undiscounted cash flows to be generated by the assets held for sale, as well as prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The Company recognized approximately $70,912 and $30,578 of impairment losses for the years ended December 31, 1999 and 1998, respectively. During 1999, the Company also recorded a restructuring charge of $132,819 associated with write-down of assets to estimated fair market value, as the Company will exit from these business sectors. The Company also recognized approximately $10,702, net of impairment, and $9,453 of losses related to other assets sold during 1999 and 1998, respectively.

 Cash and Cash Equivalents

  All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

 Investment in Unconsolidated Subsidiaries

  The Company's investments in unconsolidated subsidiaries include investments in 18 entities ranging from approximately 5% to 55%. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when the Company has a 20% or more ownership interest or exercises significant influence over the venture. If the Company owns less than 20% and does not exercise significant influence, the investment is accounted under the cost method.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


 Management contracts, trade names and franchise costs

  The costs associated with the acquisition of management contracts, trade names and franchises have been recorded as deferred costs. Amortization of management contracts is computed using the straight-line method over the term of the related management agreements. Amortization of trade names and franchise costs is computed using the straight-line method over estimated useful lives ranging from 12 to 20 years.

 Leaseholds

  The costs associated with the acquisition of leaseholds for hotel properties leased from third party owners have been recorded as deferred costs. Leasehold costs are amortized using the straight-line method over the terms of the related leasehold agreement.

 Goodwill and intangibles

  Goodwill and intangibles recognized in connection with the acquisition of certain businesses are amortized utilizing the straight-line method over a period of 10 to 40 years. The carrying value of goodwill is reviewed based on undiscounted cash flows over the remaining amortization period. Should this review indicate that the goodwill will not be recoverable, a reserve for impairment is established. During 1999, the Company recorded a write-down of goodwill and intangibles of $112,702, as a result of the Company's restructuring plan. During 1998, Wyndham recognized approximately $20,503 impairment loss on goodwill, related to assets and business held for sale at December 31, 1998.

 Deferred Expenses

  Deferred expenses consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Deferred loan costs...................................... $140,038  $ 61,708
   Costs of non-compete agreements..........................    1,479     1,479
   Franchise fees...........................................    1,147       616
   Other....................................................    1,717     3,331
                                                             --------  --------
                                                              144,381    67,134
   Less: accumulated amortization...........................  (46,614)  (29,136)
                                                             --------  --------
                                                             $ 97,767  $ 37,998
                                                             ========  ========

  Deferred loan costs are amortized to interest expense on a straight-line basis (which approximates the interest method) over the terms of the related loans, which range from one to ten years. Deferred loan costs include $32,503 of fully-amortized costs associated with Patriot's old credit facility and other debt which was repaid on June 30, 1999. Costs of non-compete agreements are amortized using the straight-line method over the terms of the related agreement. Franchise costs are amortized using the straight-line method over the terms of the related franchise agreements.

 Inventories

  Inventories consist of food, beverages, china, linen, glassware and silverware and are stated at cost, which approximates market.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

 Other Assets

  Leasehold improvements and furniture, fixtures and equipment related to the corporate offices are carried at cost and amortized over estimated useful lives of 5 to 7 years. Insurance premiums included in other assets are expensed on a pro-rata basis over the life of the related policies. Security deposits paid in connection with certain leasehold agreements of approximately $46,109 are included in other assets.

 Dividends

  Patriot paid sufficient dividends in order to maintain its status as a REIT under the Internal Revenue Code in 1998 and 1997. At June 30, 1999, as a result of the reorganization, Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date. The Company does not anticipate paying a dividend to its common shareholders.

 Deposits

  Deposits represent cash received from guests for future hotel reservations at the hotels that Wyndham manages.

 Income Taxes

  Wyndham records its provision for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method of Statement 109, deferred taxes are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse (see Note 14).

  Wyndham recorded a one-time charge of $675,000 to establish a deferred tax liability that resulted from Patriot's change in tax status from a REIT to a C corporation, as required by SFAS No. 109. This charge is included in income tax expense in the accompanying 1999 consolidated statement of operations.

 Minority Interest in the Operating Partnerships

  Minority interest in the Operating Partnerships includes adjustments for the minority partners' share of the current period net income and certain other adjustments for the issuance or redemption of OP units.

 Minority Interest in Consolidated Subsidiaries

  The Company has entered into a number of joint ventures in which a third party owns a minority interest. For financial reporting purposes, the financial position and results of operations for each joint venture is included in the consolidated financial statements of the Company.

 Forward Equity Transactions Subject to Price Adjustments

  The Company was party to transactions with three cournterparties involving the sale of paired shares, with the related price adjustment mechanisms. The original agreements and subsequent amendments provided for a settlement mechanism in either cash or additional paired shares. At each settlement date, the Company recorded an adjustment to equity for the change in fair market value of the Company's paired shares until the forward equity contracts were settled in full. See Note (10) for additional details on the forward equity transactions.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

 Stock Splits

  On January 30, 1997, the Board of Directors declared a 2-for-1 stock split on Patriot common stock effected in the form of a stock dividend distributed on March 18, 1997 to shareholders of record on March 7, 1997.

  In addition, on July 10, 1997, the respective Boards of Directors of Patriot and Old Wyndham declared a 1.927-for-1 stock split on its shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to shareholders of record on July 15, 1997.

  Unless otherwise indicated, all references in the consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock have been restated to reflect the impact of the conversion of each share of Patriot common stock into 0.51895 paired shares issued in the Cal Jockey merger and the 1.927-for-1 stock split. In addition, all references in the consolidated financial statements to the number of shares, per share amounts, and market prices of the common stock and options to purchase common stock related to periods prior to the 2-for-1 stock split distributed in March 1997 have been restated to reflect the impact of such stock split.

  As a result of the 2-for-1 stock split in March 1997, the Cal Jockey merger and the 1.927-for-1 stock split in July 1997, the number of OP units outstanding and the OP unit conversion factor has been adjusted to re-establish a 1-for-1 exchange ratio of OP units to common shares.

 Stock Dividend

  On December 22, 1998, Patriot declared a stock dividend of $0.44 cents per share of common stock for the fourth quarter of 1998. The dividend was paid on January 25, 1999 to shareholders of record on December 30, 1998. Each shareholder received the option to receive the dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share, of Patriot.

  Per share data (including dividends), weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

 Earnings per Share

  The Company has adopted SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of SFAS No. 128. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Shares of common stock granted to officers and employees of the Company are included in the computation only after the shares become fully vested. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the "treasury stock" method, unvested stock grants and other restricted awards to officers and employees, convertible preferred shares and collateral shares issued in conjunction with certain forward equity transactions (see Note 9).

 Stock Compensation

  The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and intends to

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

continue to do so. See Note 13 for a discussion of the Company's stock compensation arrangements and pro forma disclosure of the effect on income from operations and earnings per share of such arrangements pursuant to the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

 Revenue Recognition

  The Company primarily owns, operates and manages hotel properties. Hotel revenue, management fees, service and other fees, are recognized when earned.

 Foreign Currency Translation

  Financial statements of foreign subsidiaries not maintained using U.S. dollars are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Assets and liabilities of non-U.S. operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses of non-U.S. operations are translated at the weighted average exchange rate during the year. Resulting translation adjustments are reflected in shareholders' equity. Realized foreign currency gains and losses are included in results of operations.

 Advertising Costs

  The Company participates in various advertising and marketing programs. All costs are expensed in the period incurred. The Company has recognized advertising expenses of $68,834 and $61,468 for 1999 and 1998 respectively.

 Self Insurance

  The Company is self insured for various levels of general liability, workers' compensation and employee medical coverage. Accrued expenses include the estimated cost from unpaid incurred claims.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentrations

  The Company currently invests primarily in hotel properties. The hotel industry is highly competitive and the Company's hotel investments are subject to competition from other hotels for guests. Each of the Company's hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. The Company believes that brand recognition, location, quality of the hotel, services provided and price are the principal competitive factors affecting its hotel investments.

 Derivative Instruments and Hedging Activities

  In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" which defers the effective date of SFAS No. 133 to be adopted in years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS No. 133 will have on the earnings and financial position of the Company.

 Seasonality

  The hotel industry is seasonal in nature. Revenues at certain hotels are greater in the first and second quarters of a calendar year and at other hotels in the second and third quarters of a calendar year.

 Reclassification

  Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or retained earnings.

3. Investments in Real Estate and Related Improvements and Land Held for
Development:

  Investments in real estate and related improvements and land held for development consists of the following:

                                                  As of December 31, 1999
                                              ---------------------------------
                                                Hotel     Racecourse
                                              Properties   Facility    Total
                                              ----------  ---------- ----------
Land......................................... $  466,573   $    --   $  466,573
Land held for development....................     68,266        --       68,266
Buildings and improvements...................  4,640,150        --    4,640,150
Furniture, fixtures and equipment............    810,743        --      810,743
Renovations in progress......................     44,729        --       44,729
                                              ----------   --------  ----------
                                               6,030,461        --    6,030,461
Less: impairment reserve.....................   (138,789)       --     (138,789)
Less: accumulated depreciation...............   (478,494)       --     (478,494)
                                              ----------   --------  ----------
                                              $5,413,178   $    --   $5,413,178
                                              ==========   ========  ==========
                                                  As of December 31, 1998
                                              ---------------------------------
                                                Hotel     Racecourse
                                              Properties   Facility    Total
                                              ----------  ---------- ----------
Land......................................... $  491,458   $  2,340  $  493,798
Land held for development....................     81,314        --       81,314
Buildings and improvements...................  4,480,174     21,865   4,502,039
Furniture, fixtures and equipment............    636,598        837     637,435
Renovations in progress......................    153,652        536     154,188
                                              ----------   --------  ----------
                                               5,843,196     25,578   5,868,774
Less: impairment reserve.....................    (11,484)   (19,094)    (30,578)
Less: accumulated depreciation...............   (248,832)    (3,748)   (252,580)
                                              ----------   --------  ----------
                                              $5,582,880   $  2,736  $5,585,616
                                              ==========   ========  ==========

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

  The Company has approximately $423,870 of assets held for sale which are included in investments in real estate and related improvements and land held for development in the accompanying financial statements which are expected to be sold during 2000. The assets held for sale include approximately $343,994 of non-proprietary branded segment assets, $26,368 of Wyndham segment assets and $53,508 of other segment assets. See Note 17 for Segment Reporting. The Company has recorded an impairment reserve of approximately $138,789 related to these assets held for sale. The impairment relates to 29 hotels, which had a combined net operating income of $12,440 for the year ended December 31, 1999. At December 31, 1998, the Company had approximately $550,315 of assets held for sale which are included in investments in real estate and related improvements and land held for development in the accompanying financial statements which were expected to be sold during 1999. The assets held for sale include approximately $435,906 of non-proprietary branded segment assets, $93,337 of resort segment assets and $21,072 of other segment assets. Additionally, the Company has recorded an impairment reserve of approximately $30,578 related to these assets held for sale. The impairment relates in part to six hotels which had a combined net income of $1,323 for the year ended December 31, 1998. Additionally, the impairment relates to the Bay Meadows Racecourse which had operating income of $969 for the year ended December 31, 1998 and was sold in February of 1999.

 Investments in Hotel Properties

  During 1998, Patriot, through the Patriot Partnership and its subsidiaries, invested approximately $234,116 in the acquisition of four hotels with a total of over 1,700 guest rooms and the Golden Door Spa. These acquisitions were financed primarily with funds drawn on Patriot's revolving credit facility, the issuance of 53,989 OP units valued at approximately $1,496, the issuance of 390,335 paired shares valued at approximately $10,000 and the assumption of mortgage debt in the amount of approximately $80,074. In addition, Patriot acquired an office building that was converted into a hotel for approximately $33,900.

  During 1999, the Company invested approximately $210,123 in the acquisition of four hotels with over 900 guest rooms. These acquisitions were financed primarily with funds drawn on the credit facility and the assumption of mortgage debt in the amount of approximately $24,593.

 Asset Sales

  During 1998, Patriot sold its interest in four hotel assets: Orange Courtyard Hotel in Orange, Connecticut; St. Louis Courtyard Hotel in St. Louis, Missouri; Pittsburgh Residence in Pittsburgh, Pennsylvania; and the Westborough Courtyard in Westborough, Massachusetts, collectively hereinafter referred to as the Fine Transaction, for a net purchase price of approximately $32,500. The assets were sold to an affiliate of an independent member of the board of directors. No gain or loss on sale was recognized as a result of this transaction.

  Additionally in December 1998, Patriot sold its interest in three hotel assets previously leased to NorthCoast Hotels LLC (a third party lessee of Patriot); the WestCoast Roosevelt Hotel, the WestCoast Gateway Hotel located in Seattle, Washington and the WestCoast Wenatchee Hotel located in Wenatchee, Washington to an affiliate of NorthCoast. Patriot received net cash proceeds of approximately $23,700 plus a mortgage note receivable in the amount of $2,000. Patriot also contracted with an affiliate of NorthCoast to sell a fourth hotel, the WestCoast Long Beach Hotel and Marina located in Long Beach, California, for a total purchase price of approximately $7,000, which was sold in 1999. Patriot recognized a loss on sale of approximately $9,453 as a result of the sale of these three assets.

  During 1999, the Company sold 21 hotel properties, including 11 hotels in London. See Note (4). The Company received net cash proceeds of approximately $116,424, after the repayment of mortgage debt of $62,865, and a mortgage note receivable in the amount of $6,000. The Company recorded a net loss of $10,740 as a result of these transactions.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


4. Other Businesses Acquired and Disposed:

 Cal Jockey Club and Bay Meadows Operating Company

  On July 1, 1997 Patriot consummated its merger with California Jockey Club ("Cal Jockey") and Bay Meadows Operating Company for total purchase consideration for the transaction of approximately $190,188. In this merger, Patriot acquired the paired share structure utilized by Patriot and Old Wyndham, the Bay Meadows Racecourse facility in San Mateo, California, and land adjacent to the racecourse.

  In February 1999, Patriot and Old Wyndham sold their interest in the Bay Meadows Racecourse. Patriot and Old Wyndham received cash proceeds of approximately $3,446 after payment of legal costs and other closing costs. Patriot and Old Wyndham recognized an estimated impairment loss on assets held for sale of $42,278 related to the racecourse facility in 1998. In addition, on September 3, 1999, Wyndham sold certain land located in San Mateo, California and received cash proceeds of $3,480. These funds were placed in a restricted trust account in order to facilitate a tax-deferred, like-kind exchange through the acquisition of a suitable hotel property. The net gain on the sale of the racecourse and land was approximately $38, net of impairment.

 Wyndham Hotel Corporation

  On January 5, 1998, Patriot consummated its merger with Wyndham Hotel Corporation for total consideration of $982,000. The consideration consisted of: 21,954,137 paired shares; 4,860,876 shares of Series A Convertible Preferred Stock of Patriot; cash of approximately $339,000; and the assumption of $59,063 in debt. In connection with the merger, which was accounted for using the purchase method of accounting, goodwill of $323,959 was recognized. In this merger, Patriot acquired ownership of ten Wyndham hotels, fourteen ClubHouse hotels, 52 management and franchise contracts, the Wyndham and ClubHouse proprietary brand names, and the Wyndham hotel management company.

 WHG Casinos & Resorts, Inc. and related transactions

  On January 16, 1998, a subsidiary of Wyndham merged with and into WHG Casinos & Resorts Inc., with WHG being the surviving corporation ("WHG merger"). As a result of the WHG merger, Wyndham acquired the 570-room Condado Plaza Hotel & Casino, a 50% interest in the partnership that owns the 389-room El San Juan Hotel & Casino and a 23.3% interest in the partnership that owns the 751-room El Conquistador Resort & Country Club, all of which are located in Puerto Rico. In addition, Wyndham acquired a 62% interest in Williams Hospitality Group, Inc., the management company for the three hotels and the Las Casitas Village at the El Conquistador. A total of 5,004,690 paired shares were issued in connection with the WHG merger and approximately $21,300 of debt was assumed, resulting in total purchase consideration of approximately $159,400.

  In connection with the WHG merger, which was accounted for using the purchase method of accounting, goodwill of $22,578 was recognized.

  Effective March 1, 1998, Patriot acquired from unaffiliated third parties a 40% interest in the El San Juan Hotel & Casino, an aggregate 68.62% equity interest in the El Conquistador and a 38% interest in Williams Hospitality Group, Inc. for approximately $31,000 in cash, issuance of 1,818,182 paired shares valued at approximately $49,227 and the assumption of approximately $169,572 of debt.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  On July 13, 1998, Patriot acquired the remaining minority interests held by a third party in entities that own the El Conquistador and the El San Juan Hotel & Casino for a total purchase price of approximately $3,890. Wyndham owns the controlling general partner interest in the partnerships that own the El San Juan Hotel & Casino and the El Conquistador. Wyndham also holds voting control of Williams Hospitality Group, Inc. Therefore, the operating results of these entities have been consolidated with those of Wyndham for financial reporting purposes.

 Arcadian International Limited

  In April 1998, Patriot announced the completion of its acquisition of Arcadian International. The total transaction cost was approximately (Pounds)185,900 (approximately $308,700 U.S. based on exchange rates at the time of closing). As a result of the transaction, Patriot acquired ten owned hotels located throughout England; one owned hotel in Jersey; five owned and managed Malmaison Hotels; two resorts under development in Tuscany, Italy and Paris, France; and the proprietary Malmaison brand name. Patriot also acquired Arcadian's 50% partnership interest in the redevelopment of the luxury Great Eastern Hotel in London, to be branded as a flagship Wyndham Hotel and operated by Wyndham once the development has been completed. The Arcadian acquisition was financed through a short term financing agreement and the assumption of debt.

  In connection with the Arcadian acquisition which was accounted for using the purchase method of accounting, goodwill of $54,405 was recognized.

  During 1999, as a part of management's strategy to exit from the European market for its non-branded assets, the Company recorded a restructuring charge of $97,885 primarily for the write-down of assets to estimated fair value, including goodwill of $28,394. The restructuring charge also included $9,547 associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in Arcadian International, its management division in Europe. In 1999, the Company sold 11 hotels for a purchase price of (Pounds)75,000 (approximately $119,940 based on exchange rates at the time of closing). As a result of the sale, the Company recorded a loss on the sale of $8,320, net of restructuring charges.

 Interstate Hotels Company

  On June 2, 1998, Interstate Hotels Company merged with and into Patriot with Patriot being the surviving company ("Interstate merger") for total consideration of approximately $2,068,812 which consisted of 28,825,875 paired shares, cash of approximately $525,385, approximately $787,117 in debt assumed or refinanced by Patriot and approximately $73,351 to pay other transaction-related costs. In connection with the repayment of debt assumed in the Interstate merger, Patriot incurred certain prepayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt of approximately $11,553, net of minority interest. Such amount has been reported as an extraordinary item in the consolidated financial statements.

  In connection with the Interstate merger, which was accounted for using the purchase method of accounting, goodwill of $254 was recognized.

  As a result of the Interstate merger, Patriot acquired controlling interest in, or ownership of, 42 hotels representing over 12,000 rooms; leases for 84 hotels representing over 10,100 rooms and management or service agreements for 82 hotels representing over 20,400 rooms located throughout the United States and in Canada, the Caribbean and Russia.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  On May 27, 1998, Patriot, Old Wyndham and Interstate entered into a settlement agreement, as amended, with Marriott International, Inc. ("Marriott") which addressed certain claims asserted by Marriott in connection with Patriot's then proposed merger with Interstate. The settlement agreement provided for the dismissal of litigation brought by Marriott, and allowed Patriot's merger with Interstate to close. In addition to dismissal of the Marriott litigation, the settlement agreement provides for the re-branding of ten Marriott hotels under the Wyndham name, the assumption by Marriott of the management of ten Marriott hotels formerly managed by Interstate for the remaining term of the Marriott franchise agreement, and the spin-off by Patriot of the third-party management business.

  Effective June 18, 1999, Patriot distributed approximately 92% of the shares of Interstate Hotel Corporation ("New Interstate") in the form of a dividend to shareholders. Shareholders of record on June 7, 1999 received one share of New Interstate stock for every thirty shares of Patriot common stock, Patriot series A preferred stock, Old Wyndham series A and B preferred stock, Patriot common and preferred OP units, and Old Wyndham class A and C preferred OP units. The remaining 8% is owned equally by Wyndham and Marriott.

  As a result of the spin-off, the Company now an approximate 55% non-controlling interest in the subsidiary of New Interstate which now operates the third-party management business that Patriot acquired from Interstate.

 SF Hotel Company, L.P.

  On June 5, 1998, Patriot acquired all of the partnership interests in SF Hotel Company, L.P. for approximately $298,915 ("Summerfield acquisition"). The total purchase consideration for the Summerfield acquisition consisted of approximately 3,223,795 OP units, 1,397,281 paired shares, cash of approximately $165,514 and the assumption of debt in the amount of $17,083. In addition, the purchase price is subject to future adjustment based on (i) the market price of the paired shares through the end of 1998 and (ii) achievement of certain performance criteria through 2000 for managed hotels which were not open for business (or had recently opened) as of the date of acquisition,
(iii) fulfillment of the Company's obligation to develop seven hotels. As a result of the Summerfield acquisition, Patriot acquired four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels and management contracts and franchise interests for 12 additional Summerfield Suites(R) and Sierra Suites(R) hotels. In addition, Patriot acquired the development contracts for several additional hotels. Estimated obligations related to these future purchase price adjustments are approximately $61,000, part of which is payable in 2000 and part in 2001.

  In connection with the Summerfield acquisition which was accounted for using the purchase method of accounting, goodwill of $45,207 was recognized. In connection with the repayment of debt assumed in the Summerfield acquisition, Patriot incurred certain repayment penalties and wrote off the remaining balance of unamortized deferred financing costs associated with such debt of approximately $291, net of minority interest. Such amount has been reported as an extraordinary item in consolidated financial statement.

  Effective January 15, 1999, an additional 1,311,709 OP units valued at approximately $8,969 were issued in connection with the Summerfield transaction as additional consideration pursuant to the purchase agreement in satisfaction of the 1998 Summerfield adjustment.

  Effective February 8, 2000, the Company paid an additional $32,825 as additional consideration pursuant to the purchase agreement with SF Hotel Company L.P.

 Gencom American Hospitality and CHC International Inc.

  On June 30, 1998, the hospitality-related business of CHC International, Inc. ("CHCI") merged with and into Wyndham with Wyndham being the surviving company. As a result of the CHCI merger, Wyndham acquired

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

the remaining 50% investment in GAH-II, L.P., seventeen leases, sixteen management contracts related to the Patriot hotels leased by CHC Lease Partners, eight third party management contracts, two third-party asset management contracts, the Grand Bay proprietary brand name and certain other hospitality management assets. The aggregate purchase price of the 17 leasehold interests was approximately $52,721, which is reflected as a cost of acquiring leaseholds in the accompanying financial statements for the year ended December 31, 1998. The merger was funded through a combination of preferred shares and the assumption of debt.

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

  In addition, on September 30, 2000 and September 30, 2002, the Company may be obligated to pay the CHCI stockholders and a subsidiary of the Company may be obligated to pay a Gencom-related entity additional consideration, in each case based upon the performance of certain specified assets.

 Other

  In July 1998, Old Wyndham acquired an approximate 49% limited partnership interest in a partnership with affiliates of Don Shula's Steakhouse, Inc. for $1,500 in cash and 156,272 of Preferred OP units of the Wyndham Partnership which were valued at approximately $3,500.

  During 1998, Patriot also re-acquired the leasehold interests for nine of its hotels from the lessees and purchased certain license agreements for an aggregate purchase price of approximately $11,686, which is reflected as a cost of acquiring leaseholds in the accompanying statements of operations. The Company issued 118,812 paired shares valued at $3,000 and paid cash of $8,686.

  During 1999, the Company acquired the remaining minority interests in 9 hotel assets. The acquisition of these interests was financed through cash of approximately $4,230, additional mortgage indebtedness totaling $49,800, and the sale of an additional 10% interest in another hotel.

5. Investments in and Mortgage Notes Receivable and Other Receivables from Unconsolidated Subsidiaries:

  In 1995 and 1996, Patriot acquired an approximate 99% non-controlling interest in PAH Ravina, and PAH Windwatch, respectively.

  As part of the financing for the acquisition of the Crowne Plaza Ravinia Hotel, Patriot advanced $40,500 to PAH Ravinia, which is evidenced by two mortgage notes consisting of a $36,000 first mortgage note and a $4,500 second mortgage note. The principal amount of both notes is due December 31, 2002. Interest at an annual rate equal to 10.25% and 12.5% on the first and second mortgage notes, respectively, is payable monthly. The mortgage notes are collateralized by deeds of trust on the Crowne Plaza Ravinia Hotel. On June 30, 1999, Wyndham obtained a secured mortgage note with Bear Stearns (See Note
7). As a result, $22,934 in net proceeds were used to pay-down the first mortgage. As part of the financing for the acquisition of the Wyndham Windwatch Hotel, Patriot advanced PAH Windwatch $31,400 which is evidenced by a first lien mortgage note. The principal amount of the note is due on December 31, 2002. Interest at an annual rate equal to 9% is payable monthly. The mortgage note is collateralized by a deed of trust on the Wyndham Windwatch Hotel.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  On June 15, 1999, the Company acquired the 1% controlling interest in both hotels for approximately $156. As such, the hotels are now consolidated in the accompanying financial statements, and the mortgage notes have been eliminated upon consolidation.

6. Restructuring charges:

  During 1999, the Company recorded a restructuring charge of $285,267 as a result of the termination of the paired share structure (See Note 13) and management's decision to streamline its organization and focus on its core brands and strategic assets. The restructuring activities (shown below in tabular format) primarily relate to: (1) the termination of the paired share structure, resulting in the write-down of the unamortized intangible asset, and elimination of job responsibilities, resulting in the costs to sever employees in New York and Dallas, (2) the exiting of the European market for its non-branded assets, resulting in the write-down of assets held for sale to estimated fair value, the write-down of goodwill, the reduction in the European workforce, lease abandonments, and other costs necessary to reduce the infrastructure in Arcadian International, (3) the exiting of the limited service hotel sector, resulting in a write-down of those assets held for sale and the write-off of management contracts, (4) the closure of the Phoenix division office, resulting in the costs to sever employees and lease abandonments, (5) the closure of the Wichita division office, resulting in the costs to sever employees, and (6) the elimination of certain brands, resulting in the write-down of those tradename intangible assets.

  The Company expects the plans associated with these costs to be substantially completed during the first half of 2000 with many of the costs associated with the reduction in workforce being incurred and paid in 1999. The total number of employees terminated was 177.

                                   Cash/Non-   Restructuring Accrued Balance at
    Description                      Cash         Charge          12/31/99
    -----------                  ------------- ------------- ------------------
Organizational Restructuring
Write-down of intangible
 assets........................  Non-cash        $ (83,094)       $   --
Severance packages.............  Cash/non-cash      (4,675)          (500)
Downsizing European division
Write-down of assets held for
 sale..........................  Non-cash          (69,491)           --
Write-down of intangible
 assets........................  Non-cash          (28,394)           --
Severance packages.............  Cash               (3,578)        (2,458)
Lease cancellations and
 commitments...................  Cash               (1,907)        (1,907)
Other exit costs...............  Cash               (4,062)        (2,408)
Exiting limited service market
 sector
Write-down of assets held for
 sale..........................  Non-cash          (63,328)           --
Write-down of intangible
 assets........................  Non-cash           (8,834)           --
Closing the Phoenix division
 office
Severance packages.............  Cash               (2,006)          (312)
Lease cancellations and other
 commitments...................  Cash                 (492)          (321)
Closing of the Wichita division
 office
Severance packages.............  Cash               (1,872)        (1,872)
Elimination on certain hotel
 brand
Write-down of intangible
 assets........................  Non-cash          (12,821)           --
Other
Other exit costs...............  Cash                 (713)           --
Effect of foreign currency
 translation...................                        --               8
                                                 ---------        -------
  Total........................                  $(285,267)       $(9,770)
                                                 =========        =======

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

7. Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

  Outstanding borrowings under the line of credit facilities, term loans, various mortgage and other notes and capital lease obligations consist of the following:

                                                           December 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
   Line of credit facilities.......................... $  270,000  $  875,587
   Term Loans.........................................  1,300,000   1,799,500
   Increasing Rate Loans..............................    650,000         --
   Mortgage notes payable to Bears Stearns and Lehman
    Brothers..........................................    581,000         --
   Paine Webber Mortgage Financing....................        --      298,000
   El Conquistador and Condado Financing..............    168,167     170,000
   Royal Bank of Scotland and Coutts Consortium Fi-
    nancing...........................................     31,670      97,140
   Other mortgage debt................................    609,690     520,836
   Unsecured financing................................      5,633      66,753
   Capital lease obligations..........................     27,396      29,705
                                                       ----------  ----------
                                                       $3,643,556  $3,857,521
                                                       ----------  ----------
   Less current portion of debt.......................   (130,177) (1,274,918)
                                                       ----------  ----------
   Long term debt..................................... $3,513,379  $2,582,603
                                                       ==========  ==========

 Credit Facility and Term Loans

  In connection with the Interstate merger, the Company closed on the commitment from The Chase Manhattan Bank and Chase Securities, Inc. and Paine Webber Real Estate Securities, Inc. to increase Patriot's existing credit facilities to an aggregate of $2,700,000 (an increase of $1,450,000 from the prior $1,250,000 credit package). The increased credit facilities included the $900,000 revolving credit facility ("Credit Facility") and a series of unsecured term loans in the aggregate amount of up to $1,800,000 (the "Term Loans"). Proceeds from the Credit Facility were used to fund certain mergers, as well as to refinance certain outstanding indebtedness. Interest rates were based on the Company's leverage ratio and varied from 1.5% to 2.5% over LIBOR.

  The Term Loans and the Credit Facility, along with accrued interest and fees, were repaid in full on June 30, 1999 with proceeds from the new credit facility and the $1 billion equity investment. As a result of this repayment, the Company incurred an extraordinary loss on early extinguishment of debt of $9,838, net of minority interest and income tax effects.

 New Credit Facility and Term Loans

  Concurrent with the closing of the $1 billion equity investment, Wyndham closed on a new $2,450,000 credit facility which consists of a $1,300,000 term loan with a seven-year term, a $500,000 revolving credit facility with a five-year term, and a $650,000 increasing rate loan facility with a five-year term. The proceeds, net of closing costs and fees of approximately $41,125 for the term loan and the revolving credit facility, and approximately $17,875 for the increasing rate loan facility, were used to retire existing indebtedness. At December 31, 1999, $270,000 was drawn on the new revolving credit facility. Additionally, the Company had outstanding letters of credit totaling $27,039 as of December 31, 1999.

  Interest rates are based upon LIBOR plus spreads varying from 2.75% to 3.50% per annum for the term loan, and 1.25% to 2.75% per annum for the revolving credit facility, based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. If any of the increasing rate loan facility remains outstanding, the applicable margins shall be increased by 0.25%. The term loan and the revolving credit

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

facility are guaranteed by the domestic subsidiaries of Wyndham and are secured by pledges of equity interests held by Wyndham and its subsidiaries. Wyndham's ability to borrow under its revolving credit facility is subject to Wyndham's compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios.

  Interest rates for the increasing rate loans are based on LIBOR rates (less statutory reserves), plus 3.50% through September 30, 1999, and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%. The lender under the increasing rate loans receives the benefit of the same guarantees and pledges of security provided under the new term loan and revolving credit facility.

  The weighted average interest rate incurred under these borrowings was 9.33% for the period ended December 31, 1999.

 Bear Stearns & Lehman Brothers

  Effective June 30, 1999, Wyndham also closed on a $346 million mortgage loan with Bear, Stearns Funding, Inc., which is secured by twenty-five properties having an aggregate net book value of $703,343 as of December 31, 1999. The loan matures on July 1, 2004 and bears interest at the LIBOR rate plus 3.25% per annum. Proceeds from the mortgage debt were used to retire existing mortgage indebtedness. On November 5, 1999, the loan was modified to bear interest at the LIBOR rate plus spreads of 0.82% through 4.50%.

  Additionally, effective June 30, 1999, Wyndham closed on a $235 million mortgage loan with Lehman Brothers Holdings Inc., which is secured by ten properties having an aggregate net book value of $324,429 as of December 31, 1999. The mortgage loan has a three-year term, with a one-year extension option, and bears interest at the LIBOR rate plus 3.50% per annum, plus an additional 1.75% on the principal amount payable at maturity. Proceeds from this mortgage loan were used to retire existing mortgage indebtedness.

  At December 31, 1999, the LIBOR rate was 5.82% and averaged 5.25% during the twelve-month period ended December 31, 1999.

 Paine Webber Mortgage Financing

  Patriot entered into a short-term financing arrangements with an affiliate of Paine Webber Real Estate Securities, Inc. ("Paine Webber Real Estate") whereby such affiliate loaned under three separate agreements a total of $298,000. The loans bear interest at a rate equal to or greater than 30-day LIBOR plus spreads of 1.75% through 2.75% and were to mature April 15, 1999. The loans were amended February 15, 1999, to increase spreads to 2.75% through 5.0% and extend the loans through June 30, 1999. The proceeds of the Paine Webber mortgage financing were used by Patriot to fund or acquire four mortgage loans to certain partnerships affiliated with members of CHC Lease Partners, the acquisition of the Wyndham Emerald Plaza located in San Diego California and the Arcadian acquisition.

  Effective June 30, 1999, the loans, including accrued interest, were repaid in full with proceeds from the new credit facility and the $1 billion equity investment.

 El Conquistador and Condado Hotel and Casino Financing

  In August 1998, the Company refinanced certain debt related to the El Conquistador and the Condado Hotel & Casino. Proceeds of $145,000 from the refinancing were used to repay outstanding indebtedness of approximately $139,350, to pay legal and closing costs and to establish certain reserves, including interest

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

reserves, required by the loan agreements. The loans are secured by mortgages on the properties which have an aggregate net book value of $318,467 as of December 31, 1999. The loans bear interest at a rate of LIBOR plus 2.25% and were extended to June 30, 1999.

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

  Additionally, the Company has a term loan agreement with the Government Development Board for Puerto Rico (GDB). As of December 31, 1999, the loan had an outstanding balance of $25,000. The loan bears interest at a rate of LIBOR plus 0.09% and matures February 2006. The Company is required to deposit 50% of available cash flow, as defined per the loan agreement with GDB, to a maximum of $1,667 plus any prior year requirements. The loan is secured through a second lien mortgage on the property.

  The weighted average interest rate incurred under these borrowings was 7.73% for the period ended December 31, 1999.

 Royal Bank of Scotland and Coutts Consortium Debt Obligations

  In connection with the Arcadian transaction, the Company assumed debt obligations to the Royal Bank of Scotland and Coutts Consortium. On August 12, 1999, Wyndham renegotiated its debt obligations to both the Royal Bank of Scotland and Coutts & Company. In connection with the sale of the 11 hotels, the debt with the Royal Bank of Scotland of $62,865 as of December 1, 1999 was repaid in full with the sales proceeds of the hotels. See Note (4).

  The Company has debt obligations of approximately $31,670 as of December 31, 1999 to the Coutts Consortium, which bears interest at Sterling Libor plus 2.0% and matures December 31, 2003. The debt is secured by first lien mortgages encumbering 5 Malmaison hotels, which have an aggregate net book value of $85,382 as of December 31, 1999.

 Unsecured financing

  The Company, through the Operating Partnerships and other subsidiaries, is obligated under notes with various banks and financial institutions that as of December 31, 1999, had an outstanding balance of $5,633. These notes are unsecured and bear interest at rates ranging from 5.5% to 10.5% per annum. The notes mature from 2000 through 2006. The weighted average interest rate incurred under these borrowings was 6.68% for the period ended December 31, 1999.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


 Other Mortgage Debt

  The Company, through the Operating Partnerships and other subsidiaries, is obligated under other mortgage notes with various banks and financial institutions that, as of December 31, 1999, had outstanding balances totaling $609,690. These notes are collateralized by mortgage liens on the property and equipment of 27 hotels which have an aggregate net book value of $1,219,904 as of December 31, 1999. The notes bear interest at rates ranging from Italian Ribor to Libor plus 3.5% per annum and maturity dates in 2000 through 2023. The weighted average interest rate incurred under these borrowings was 8.05% during the year ended December 31, 1999.

  Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at December 31, 1999 are as follows for each of the next five years:

     Year                                                               Amount
     ----                                                             ----------
     2000............................................................ $  130,177
     2001............................................................    162,719
     2002............................................................    324,945
     2003............................................................     44,579
     2004............................................................  1,379,056
     2005 and thereafter.............................................  1,602,080
                                                                      ----------
                                                                      $3,643,556
                                                                      ==========

8. Derivatives:

  The Company enters into interest rate swap and cap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt using a method which approximates the effective interest method (the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued expenses or other assets.

  The Company also enters into interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its outstanding debt. An interest rate cap entitles the Company to receive a payment from the counterparty equal to the excess if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount the Company is obligated to pay the counterparty is the initial premium. The cost of the agreements (the initial premium) is included in other assets and amortized to interest expense ratably during the life of the agreement.

  The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The unrealized gain on these derivative instruments was approximately $14,553 at December 31, 1999, which represents the net proceeds Wyndham would receive if the derivatives were sold.

  The Company paid $6,514, $2,331, and $587 of net incremental interest expense related to the interest rate swap arrangements in 1999, 1998, and 1997, respectively.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  The following tables represent the derivatives in place as of December 31, 1999:

 Interest Rate Swaps

          Notional
            Amount                      Rate                                             Maturity
          --------                      -----                                            --------
           $19,988                      5.31%                                            01/03/00
          $400,000                      5.91%                                            02/07/00
           $72,000                      5.80%                                            12/15/00
           $31,000                      5.42%                                            03/30/01
          $375,000                      6.26%                                            11/01/02
          $125,000                      5.56%                                            11/01/02
          $250,000                      5.84%                                            06/01/03

 Interest Rate Caps

          Notional
            Amount                      Rate                                             Maturity
          --------                      -----                                            --------
        $1,500,000                      7.00%                                            04/03/00
           $19,475                      6.75%                                            03/30/01
           $38,000                      7.83%                                            10/11/01
           $27,680                      7.10%                                            07/03/04
           $42,760                      8.10%                                            07/03/04
           $42,760                      9.70%                                            07/03/04
           $18,990                      6.50%                                            07/03/04
           $28,425                      8.50%                                            08/01/04
          $180,000                      6.60%(1)                                         11/04/04

--------
(1) If on a reset date LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%

 Treasury Rate Lock Agreements

  Patriot previously entered into three treasury interest rate lock agreements to protect against the possibility of rising interest rates. Under the rate lock agreements, Patriot receives or makes payments based on the difference between specified interest rates, 6.06%, 6.07% and 5.62%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000. Patriot settled the entire $525,000 in treasury interest rate locks resulting in a $49,334 one-time charge to earnings in 1998.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


9. Computation of Earnings Per Share:

   Basic and diluted earnings per share have been computed as follows:

 Basic and Diluted Earnings per Share

                                Year Ended               Year Ended            Year Ended
                             December 31, 1999       December 31, 1998     December 31, 1997
                          ------------------------  ---------------------  -------------------
                             Basic     Diluted(2)     Basic    Diluted(2)   Basic   Diluted(2)
                          -----------  -----------  ---------  ----------  -------  ----------
                                     (in thousands, except per share amounts)
(Loss) income before
 extraordinary item.....  $(1,062,131) $(1,062,131) $(126,406) $(126,406)  $   362   $   362
Adjustment for equity
 forwards(1)............      (19,372)     (39,322)   (21,151)  (188,392)      --        --
Preferred stock
 dividends..............      (50,190)     (50,190)    (7,956)    (7,956)      --        --
Excess consideration
 paid to redeem
 preferred stock........         (115)        (115)       --         --        --        --
                          -----------  -----------  ---------  ---------   -------   -------
(Loss) income
 (attributable)
 available to common
 shareholders before
 extraordinary item.....   (1,131,808)  (1,151,758)  (155,513)  (322,754)      362       362
Extraordinary loss......       (9,838)      (9,838)   (31,817)   (31,817)   (2,534)   (2,534)
                          -----------  -----------  ---------  ---------   -------   -------
Net loss................  $(1,141,646) $(1,161,596) $(187,330) $(354,571)  $(2,172)  $(2,172)
                          ===========  ===========  =========  =========   =======   =======
Weighted average number
 of shares outstanding..      161,255      161,255    137,764    137,764    64,260    64,260
                          ===========  ===========  =========  =========   =======   =======
Loss per share:
  Loss before
   extraordinary item...  $     (7.02) $     (7.14) $   (1.13) $   (2.34)  $  0.01   $  0.01
  Extraordinary loss....        (0.06)       (0.06)     (0.23)     (0.23)    (0.04)    (0.04)
                          -----------  -----------  ---------  ---------   -------   -------
Net loss income.........  $     (7.08) $     (7.20) $   (1.36) $   (2.57)  $ (0.03)  $ (0.03)
                          ===========  ===========  =========  =========   =======   =======

--------
(1) The adjustment relates to the mark-to-market adjustment for the UBS Transaction and the Nations Transaction (see Note 10), which can be settled in cash or stock, at the Company's option. At December 31, 1998, the PaineWebber Transaction could be settled only in stock, therefore only the guaranteed return portion is adjusted in the earnings per share calculation. There was no mark-to-market adjustment for the PaineWebber Transaction, which was accounted for by the Reverse Treasury Method in 1998.
(2) For 1999, the dilutive effect of unvested stock grants of 803, the option to purchase common stock of 59 and preferred stock of 64,367 were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because they are anti-dilutive. For 1998 the dilutive effect of unvested stock grants of 880, the option to purchase common stock of 753, shares issued in connection with forward equity contracts of 2,507 and 6,613 of preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive. For 1997, the dilutive effect of unvested stock grants of 804 and the option to purchase common stock of 1,017 were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they are anti-dilutive. See
    Note 13 for a discussion of the impact of SFAS No. 123 ("Accounting for Stock-Based Compensation") on earnings per share.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

10. Commitments and Contingencies:

 Office Lease

  The Company has entered into agreements to lease office space for its corporate headquarters and other regional offices. In general, the agreements provide for monthly payments of rent plus reimbursement for certain other costs as specified per each agreement and are accounted for as operating leases for financial reporting purposes. The leases have terms from 5 to 10 years and expire between 2003 and 2007. Annual rental payments of $3,484, $3,125 and $127 for 1999, 1998 and 1997, respectively, are reflected in general and administrative expense in the accompanying financial statements. Future five-year minimum lease payments under these lease agreements are as follows:

      Year                                                           Rent Amount
      ----                                                           -----------
      2000.......................................................... $    1,875
      2001..........................................................      1,875
      2002..........................................................      1,875
      2003..........................................................      1,763
      2004..........................................................      1,725
      2005 and thereafter...........................................      4,744
                                                                     ----------
                                                                     $   13,857
                                                                     ==========

 Hotel and Ground Leases

  The Company leases both land and hotels under agreements with terms ranging from one to 100 years. The Company has incurred rent expense totaling
$117,420, $110,108, and $4,117 for 1999, 1998 and 1997, respectively. Future five year minimum lease payments under these lease agreements are as follows:

      Year                                                           Rent Amount
      ----                                                           -----------
      2000.......................................................... $   60,197
      2001..........................................................     60,206
      2002..........................................................     60,169
      2003..........................................................     60,216
      2004..........................................................     59,637
      2005 and thereafter...........................................    742,728
                                                                     ----------
                                                                     $1,043,153
                                                                     ==========

 Employment Agreements

  The Company has entered into employment agreements with each of its executive officers. Generally, the agreements provide for annual base compensation with any increases during the terms of the agreements to be approved by the Compensation Committee of the Board of Directors, as applicable.

 Future Earnout Obligations

  In connection with the CHCI Merger and the Gencom Acquisition, Wyndham and a subsidiary of Wyndham may be obligated to pay CHCI shareholders and a Gencom related entity additional purchase consideration, in each case based on the performance of certain specified assets.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  In connection with the Wyndham merger, certain descendants of Mr. and Mrs. Trammell Crow, and various corporations, partnerships, trusts, and other entities beneficially owned or controlled by such person, (collectively, the "Crow Family Members") and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden LaGuardia as set forth in the Omnibus Purchase and Sale Agreement dated April 14, 1997. Based on the performance of such properties as of December 31, 1999, the additional consideration would be $10,758 and $8,677 respectively.

  In connection with the Summerfield transaction, Patriot may be obligated to pay in cash or OP units additional purchase consideration if certain performance criteria are met based on (i) the average market price of the paired shares through December 31, 1998 and (ii) the achievement of certain performance criteria through the year 2000 for managed hotels which were not open for business (or had recently opened) as of the date of acquisition,
(iii) fulfillment of the Company's obligation to develop seven hotels. Payments under these obligations have been made in 1999 and 2000 of $8,969 and $32,825 respectively.

  Pursuant to the joint venture agreement related to the Wyndham Chicago Hotel, the agreement provides for an earn-out payment payable based on the net operating income from the hotel for the year ended December 31, 2001, as calculated per the agreement.

 Forward Equity Transactions

  The Company was party to transactions with three counterparties involving the sale of an aggregate of 13.3 million paired shares with related purchase price adjustment mechanisms. The Company's aggregate obligation under the forward equity transactions was approximately $335,800 million at June 30, 1999. Effective June 30, 1999, the Company settled in full all of the forward equity transactions in cash with part of the proceeds of the $1 billion equity investment. The 100.7 million shares owned or held by the counterparties were retired effective June 30, 1999.

 Contingencies

  On June 29, 1992, an action for trademark infringement was filed in the New York Supreme Court, County of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al v. Wyndham Hotel Company. Ltd. It is based upon the Madoses' alleged use of the mark WYNDHAM in connection with the Wyndham Hotel located in Manhattan, New York City, and operated by the Madoses since 1966 pursuant to a lease agreement entered into by the Madoses on June 1, 1957. The case was tried in May 1996, and an order and partial judgement was entered in March 1998. The order enjoins us from using the name and mark "Wyndham" in connection with the advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on Wyndham's use of the name and mark "Wyndham" in all other areas of New York outside of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. In December 1998, Wyndham appealed that judgment to the New York Supreme Court, Appellate Division, First Department. In January 1999, Wyndham moved for a stay of the injunction pending appeal which motion was granted by the Appellate Division, First Department on February 4, 1999. On May 18, 1999 the Appellate Division, First Department rendered a decision and order affirming the final judgment. On May 24, 1999, Wyndham filed a motion for permission to appeal that decision to the Court of Appeals of the State of New York. In July 1999, Wyndham received notice that the Court of Appeals of the State of New York would not hear the appeal.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

  Patriot and Old Wyndham have disclosed various matters relating to Patriot and Old Wyndham in their Form 8-K filed with the Securities and Exchange Commission on November 9, 1998, including, without limitation, an assertion by UBS AG, London Branch ("UBS") that Patriot and Old Wyndham are in default under the terms of a forward contract by and among Patriot, Old Wyndham and UBS. Patriot and Old Wyndham also have disclosed various matters in their Joint Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 1999, and in registration statements on Form S-3 (filed on April 28, 1999) and Form S-4 (filed on April 14, 1999).

  On or about January 12, 1999, a purported class action lawsuit was filed on behalf of the shareholders of Patriot and Wyndham in the Delaware Chancery Court. The lawsuit, captioned Fraschilla v. Paul A. Nussbaum, et al., No. 16895NC, named as defendants certain persons who then were directors of Patriot, as well as certain other individuals and entities alleged to be investors in the Company (the "Investors"). The lawsuit alleged that the director defendants breached their fiduciary duties to Patriot's shareholders with respect to Patriot's financial condition and breached their fiduciary duties to Patriot's shareholders by "effectively selling control" of Patriot to the Investors for inadequate consideration and without having adequately considered or explored all other alternatives to this sale or having taken steps to maximize stockholder value. The lawsuit also alleged that the Investors aided and abetted the director defendants in their purported breaches of fiduciary duty. The plaintiffs sought monetary damages from the director defendants as well as an injunction preventing the consummation of the proposed transaction with the Investors. On January 19, 1999, three nearly identical purported class action lawsuits were filed in the same court on behalf of different purported class representatives: (i) Sybil R. Meisel and Steven Langsam, Trustees, No. 16905NC; (ii) Crandon Capital Partners, No. 16906NC; and (iii) Robert A. Staub, No. 16907NC. All of the actions were consolidated into the Fraschilla action. In September 1999, the parties entered into a Stipulation of Settlement to settle these lawsuits. Pursuant to the Stipulation of Settlement, Wyndham agreed that it would make the rights offering it previously announced it may make, no later than December 17, 1999, and to hold this offering open for a period of not less than 30 days. On November 1, 1999, the Delaware Chancery Court approved the amended Stipulation of Settlement along with class counsels' fee request of $1,125,000 and entered an order and final judgment dismissing all of these lawsuits (the "Order"). The Order became final on or about December 2, 1999. Currently, Wyndham is seeking recovery for costs incurred in the defense and settlements of these lawsuits from its directors and officers insurance carriers.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No. 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. The case presently is in the early discovery stage. Wyndham intends to defend the suit vigorously.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

  On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud stockholders about their intentions to acquire numerous hotels and saddle the Company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of
California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints, and no discovery has been taken. Wyndham intends to defend the suits vigorously.

  On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and
Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint was filed on behalf of all shareholders who purchased Patriot Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on
June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints, and no discovery has been taken. Wyndham intends to defend the suits vigorously.

  Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under the California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

  Patriot American and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with an additional $5 million to be paid if PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September, 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes it $5 million and alleges that it acted negligently, fraudulently and in bad faith in attempting to get the approval for the development. The complaint has been amended to allege fraud, allegedly entitling the plaintiff to rescission of the sale. Patriot has answered the complaint, but to date, no discovery has been taken. Wyndham intends to defend the suit vigorously.

  Patriot, IHC/Jacksonville Corporation and IHC Realty Partnership are parties to a dispute with another limited partner of the Partnership relating to a proposed hotel development in Jacksonville, Florida. The case is captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but later removed and now pending in the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ. J 20B. Wyndham plans to vigorously defend this lawsuit.

  On September 17, 1999, Starwood Hotels & Resorts Worldwide Inc. ("Starwood") filed a lawsuit against Fred J. Kleisner, Richard Mahoney and Wyndham in the United States District Court for the Southern District of New York. In the lawsuit, captioned Starwood Hotels & Resorts Worldwide Inc. v. Fred J. Kleisner et al, No. 99 Civ. 9811, the plaintiff alleged that Wyndham tortiously interfered with alleged employment contracts between Starwood and Kleisner and Mahoney, respectively, that the defendants misappropriated trade secrets belonging to Starwood, that the defendants tortiously interfered with Starwood's prospective business relationships and that the defendants are unfairly competing with Starwood. The complaint sought injunctive relief and other damages.

  On November 12, 1999, Wyndham, Kleisner, Mahoney (the "Wyndham Defendants") and Starwood entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") under the terms of which all claims against the Wyndham Defendants were dismissed with prejudice and the Wyndham Defendants paid no damages. Under the Settlement Agreement, Wyndham agreed to restrictions on its ability to hire and solicit for employment certain Starwood employees until July 2000.

11. Related Party Transactions:

 Acquisition and sale of interests from and to officers and affiliates

  In connection with the CHCI Merger, Mr. Karim Alibhai, an executive officer at the time, and current independent director, received 156,863 OP units of the Operating Partnerships valued at approximately $5,000 and entities affiliated with Mr. Alibhai received 85,600 shares of Old Wyndham Series A Preferred Stock and 85,600 shares of Old Wyndham Series B Preferred Stock with an aggregate value of approximately $3,946. These units and shares were issued in consideration of Mr. Alibhai's ownership interests in CHCI and its affiliates. In addition, Mr. Sherwood M. Weiser, a director of Old Wyndham received 394,397 shares of Old Wyndham Series A Preferred Stock and 394,398 shares of Old Wyndham Series B Preferred Stock valued at $18,182 in connection with the CHCI Merger as consideration for his ownership interest in CHCI and its affiliates. Additionally 65,485 paired shares were issued as part of the consideration for the transaction of which Mr. Weiser received 43,403 Paired Shares with an approximate value of $994.

  During 1998, Patriot sold its interest in four hotel assets; Orange Courtyard Hotel in Orange, Connecticut, California, St. Louis Courtyard Hotel in St. Louis, Missouri, Pittsburgh Residence in Pittsburgh, Pennsylvania and the Westborough Courtyard in Westborough, Massachusetts, collectively hereinafter referred to as the Fine Transaction, for a net purchase price of approximately $32,500. The assets were sold to an affiliate of Mr. Milton Fine, an independent director of the Company. No gain or loss was recognized as a result of this transaction.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Effective January 15, 1999, in connection with the Summerfield transaction an additional 1,311,709 OP units valued at approximately $8,969 were issued as additional consideration pursuant to the purchase agreement. Of the OP units issued, Mr. Rolf E. Ruhfus, a director of the Company received 327,993 of the OP units issued with an approximate value of $2,243.

  On June 15, 1999, the Company acquired the controlling 1% interest in Crowne Plaza Ravinia and Wyndham Windwatch for $156, from former senior executive officers of the Company, and Mr. Paul Nussbaum, a current director of the Company.

  In connection with the merger with Gencom Interests Inc., on July 30, 1999, Mr. Alibhai, a director of the Company, received 400,883 shares of Wyndham class A common stock. These shares were issued in consideration of Mr. Alibhai's ownership interests in Gencom Interests Inc. and valued at approximately $1,813 at the date of merger.

 Notes receivable from affiliates, officers and employees

  The Company has provided funding to certain affiliated hotels as working capital and has made advances to certain officers. As of December 31, 1999, notes receivable from affiliated hotels totaled $22,530 and notes receivable from officers, directors and employees totaled $11,753. As of December 31, 1998, notes receivable from affiliated hotels totaled $35,766 and notes receivable from officers and employees totaled $3,554. These amounts are included in notes and other receivables in the accompanying financial statements.

  Additionally, in connection with the Wyndham merger, Patriot assumed notes receivable from Senior Executive Officers of the merged company. As of December 31, 1999, these promissory notes had an outstanding balance of $16,167, including accrued interest. The notes bear interest at 6% per annum and are secured by the pledge of shares of the Company held by the note obligators. The balance of the notes including principal and accrued interest are due and payable in one payment in April 2002 for three of the notes. The fourth note is payable in April 2004. These notes are classified in shareholders' equity for financial accounting purposes.

 Other

  During 1998, the Company made payments totaling $3,423 to Wyndham Travel Management Ltd, an entity owned by Lucy Billingsley (the daughter of Mr. Trammell Crow), for travel services provided to Wyndham. During 1999, only $371 was paid to such entity as Wyndham changed its travel agency during 1999.

  The Company made rent payments totaling $1,417 and $1,492 related to an agreement with an affiliate of Mr. Harlan Crow to lease office space for the Company's corporate headquarters in Dallas, Texas in 1999 and 1998 respectively. During 1999, the affiliate of Mr. Crow sold its interest in the building. In addition, the Company made rent payments totaling $153 and $81 for office space in the Company's Wichita divisional office to an entity affiliated with Mr. Ruhfus, in 1999 and 1998, respectively.

  The Company, in connection with the Wyndham merger, assumed a service agreement with ISIS 2000, an entity affiliated with members of the Crow family and senior executive officers of the Company, to provide centralized reservations and property management services to all Wyndham branded hotels as well as other hotels owned by the Company. On May 7, 1999, Patriot exercised its option to purchase ISIS 2000, for a cash payment of $3,073. The service fees incurred by the Company in 1999, prior to the acquisition, were $1,985. Fees for the year ended December 31, 1998 totaled $4,368; no such fees were incurred in 1997.

  In addition, the Company has a service contract with the Kinetic Group, an entity affiliated with a member of the Crow Family, and senior executive officers of the Company, to provide the Company with management information services. Fees paid for the year ended December 31, 1999 and 1998 totaled $6,134 and $5,467, respectively.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  In 1999 and 1998, the Company incurred lease expenses in the aggregate amount of $3,150 and $455, respectively, for lease obligations to entities owned in whole or in part by Mr. Ruhfus.

  In 1999 and 1998, the Company paid $88 and $598, respectively, as a consulting fee to Mr. Ruhfus.

  The Company has made insurance premium payments to Wynright Insurance ("Wynright"), an entity owned by Crow Family Members and senior executive officers of the Company, with respect to certain insurance policies maintained for the benefit of the Company. Such payments totaled $730,000 in 1998. No such payments were made in 1999.

  Certain directors have an ownership interest in several hotels managed by the Company. As of December 31, 1999, the Company is owed approximately $5,930 for management fees, services fees, and reimbursements from 15 hotels in which Mr. Alibhai has an ownership interest and approximately $1,406 for management fees for 2 hotels in which Mr. Weiser has an ownership interest.

  On February 26, 1999, the Company and Paul A. Nussbaum entered into a Separation Agreement (the "Separation Agreement") whereby Mr. Nussbaum resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot. Pursuant to the Separation Agreement, Mr. Nussbaum will remain as a Director of Wyndham.

  In accordance with terms of the Separation Agreement, the Company will pay severance of $3,200 reduced by interest payments made by the Company on a loan to Mr. Nussbaum from NationsBank through June 30, 1999. The severance amount was to be paid as follows: $2,000 payable on the earlier of the consummation of the $1 billion equity investment or January 1, 2000 and the remaining $1,200 payable in twelve monthly installments commencing with the first day of the month next following the date of the $2,000 payment. On June 30, 1999, the Company paid Mr. Nussbaum $1,750, net of $250 of interest payments made by the Company on the loan. In addition, on June 30, 1999, the Company made the first monthly installment of $100. As of December 31, 1999, Mr. Nussbaum is owed $500 of severance under the terms of the agreement.

  Additionally, Mr. Nussbaum's outstanding unvested options to purchase shares vested and will remain fully exercisable for the period of their respective terms. Mr. Nussbaum elected to exchange his options on a Black Scholes neutral basis for new options with an exercise price equal to the fair market value of a share on the election date. On June 1, 1999, Mr. Nussbaum exchanged 3,078,406 options at varying prices from $11.18 to $33.58 for 1,154,448 options at $5.1875. Mr. Nussbaum will also receive 250,000 shares equally over a three-year period, of which 83,334 have vested as of December 31, 1999. Additionally any restrictions were lifted from existing shares held by Mr. Nussbaum.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

12. Minority Interest in the Operating Partnerships:

  Pursuant to the Operating Partnerships' respective limited partnership agreements, the common limited partners of the Operating Partnerships, including certain affiliates of Patriot, received rights (the "Redemption Rights") that enable them to cause the Operating Partnerships to redeem each pair of OP units (consisting of one OP unit of the Patriot Partnership and the one OP unit of the Wyndham Partnership) in exchange for cash equal to the value of a paired share (or, at the Company's election, the Company may purchase each pair of OP units offered for redemption for one share of common stock). In the case of the Wyndham Partnership's Class A preferred OP units and Class C preferred OP units described below, each of these preferred OP units may be redeemed for cash equal to the value of a share (or, at Wyndham's election, Wyndham may purchase each preferred OP unit offered for redemption for one share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP units. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnerships or the shareholders of the Company.

  On June 30, 1999, the third party limited partners in both the Patriot Partnership and the Wyndham Partnership were offered an opportunity to exchange their limited partnership interests for Wyndham class A common stock. As a result, an additional 15,097,354 shares of Wyndham class A common stock were issued in exchange for limited partnership units in the Operating Partnerships. The effect of the exchange of certain limited partners interest for Wyndham class A common stock, resulted in an adjustment to the basis of certain assets in accordance with Emerging Issues Task Force ("EITF") 95-7. This adjustment in reflected in the accompanying balance sheet as a reduction in the basis of the Company's investment in real estate and related improvements of $37,150, investment in unconsolidated subsidiaries of $2,562 and goodwill and intangibles of $78,433.

  As of December 31, 1999, the Patriot Partnership had a total of 179,317,058 OP Units outstanding of which 178,147,092 OP Units were held by Patriot and 1,169,966 OP Units were held by minority partners, which represent the minority interest in the Patriot Partnership. The Wyndham Partnership had a total of 176,996,594 OP Units outstanding as of December 31, 1999, of which 175,826,628 OP Units were held by Wyndham International and 1,169,966 OP Units were held by minority partners which represent the minority interest in the Wyndham Partnership.

13. Shareholders' Equity:

 Capital Stock

  On June 30, 1999, Wyndham and Patriot completed a $1 billion equity investment and related restructuring (the "Restructuring") of the two companies in accordance with the terms of the Securities Purchase Agreement and related Restructuring Plan between the Wyndham and Patriot and the investors.

  As required by the Restructuring Plan, Wyndham and Patriot each effectuated a one-for-twenty reverse stock split (the "Reverse Stock Splits") of their respective common stock. In addition, the Amended and Restated Certificate of Incorporation of Wyndham was also further amended and restated (the "Wyndham Charter Amendment") so that each share of Wyndham common stock, par value $0.01 per share, issued and outstanding immediately prior to the effectiveness of the Wyndham Charter Amendment was automatically converted into one share of Wyndham class A common stock, par value $0.01 per share.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 26, 1999, by and among Patriot, Wyndham and Wyndham International Acquisition Subsidiary, Inc. ("Acquisition Sub"), Acquisition Sub was merged with and into Patriot (the "Merger"). As a result of the Merger, Patriot became a wholly-owned subsidiary of Wyndham. Each outstanding share of common stock of Acquisition Sub was converted into one share of the common stock of Patriot, $0.01 par value per share ("Patriot Common Stock"). Pursuant to the Merger Agreement each share of Patriot common stock was then converted into 19 shares of Wyndham common stock.

  Prior to the Restructuring, the shares of common stock of Wyndham and shares of common stock of Patriot were "paired" pursuant to a pairing agreement and traded together as a single unit. The pairing agreement between the companies was terminated as part of the Restructuring. The end result of the Reverse Stock Splits, the Wyndham Charter Amendment and the Merger was to convert each previously outstanding paired share into one share of Wyndham class A common stock.

  The Company has the authority to issue 750,000,000 shares of class A common stock, 750,000,000 shares of class B common stock, par value $0.01 per share, and 150,000,000 shares of preferred stock, par value $0.01.

  Effective June 30, 1999, Wyndham completed a $1 billion equity investment with a group of investors. Pursuant to the terms of this investment, Wyndham issued 9.55 million shares of series B preferred stock in exchange for gross proceeds of $955,000. On July 1, 1999, the remaining $45,000 was funded through the transfer of one of the investor's loan receivable from PAH Realty Company, LLC, a subsidiary of Patriot, which is secured by a mortgage on the Battery March Hotel, to Wyndham for the purchase of 450,000 shares of series B preferred stock. Wyndham has incurred approximately $77,571 in costs attributable to the equity investment. This series B preferred stock has the following terms, among others:

  . dividends payable quarterly, on a cumulative basis, at a rate of 9.75% per year;

  . for the first six years, the dividends are structured to ensure an aggregate fixed cash dividend payment of $29,250 per year, so long as there is no redemption or conversion of the series B preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of series B preferred stock, with the cash component initially equal to 30% for the first dividend and declining over the period to approximately 19.8% for the final dividend in year six;

  . for the next four years, dividends are payable in cash or additional shares of series B preferred stock as determined by the Board of Directors; and, after year 10, dividends are payable solely in cash;

  . if any dividends are paid on the Wyndham class A common stock, additional dividends will be paid in the amount that would have been paid on the shares of Wyndham class A common stock into which the series B preferred stock is then convertible;

  . if a change in control or a liquidation of Wyndham occurs within six years following the investment, any dividends remaining for the six years will be accelerated and paid;

  . not redeemable by Wyndham for six years, except that up to $300 million of the series B preferred stock may be redeemed during the 170 day period following the closing of the investment;

  . voting with the Wyndham common stock on an as-converted basis on matters submitted to the common stockholders and voting as a separate class on specified matters, with special rules applying to the election of directors; and

  . convertible, at the holder's option, into a number of shares of Wyndham class B common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

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

  In the fall of 1999, Wyndham issued to the holders of its class A common stock and holders of OP units in the Operating Partnerships rights to subscribe for up to $300 million of series A preferred stock, with the proceeds from the offering to be used to redeem a portion of the series B preferred stock. The rights offering was completed December 13, 1999 with the issuance by Wyndham of 55,992 shares of series A preferred stock in exchange for gross proceeds of $5,599. Wyndham has incurred approximately $1,151 in costs attributable to the issuance of this stock. Wyndham used these proceeds to redeem 55,992 shares of series B preferred stock at a redemption price of $102.00 per share and accrued dividends of $2.0583 per share, or an aggregate of $5,826 in cash. The series A preferred stock, generally has the same economic terms as the series B preferred stock but has no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods.

 Shareholders Rights Agreement

  Wyndham is party to a Shareholder Rights Agreement dated as of June 29, 1999 (the "Rights Agreement"). Pursuant to the Rights Agreement, the Board of Directors of Wyndham declared (a) for each outstanding share of common stock of Wyndham outstanding on July 9, 1999 (the "Record Date"), a dividend distribution of one preferred stock purchase right (a "Right"), and (b) for each outstanding share of Wyndham series A or series B preferred stock outstanding on the Record Date, a dividend distribution of a number of Rights equal to the number of shares of common stock into which each such share is convertible. In addition, Rights will automatically attach to each share of common stock, series A preferred stock and series B preferred issued between the Record Date and the Distribution Date (as defined in the Rights Agreement). Each Right entitles the registered holder thereof to purchase from Wyndham one one-thousandth of a share of series C participating preferred stock, par value $0.01 per share, at a cash exercise price of $35.00, subject to adjustment. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of beneficial ownership of 15% or more of the class A common stock, subject to certain exceptions. The Rights will expire in June 2009 unless earlier exercised or redeemed.

 Dividends and Stock Splits

  On December 23, 1997, Patriot declared a $0.2981 per common share dividend to holders of record on January 5, 1998. Patriot paid dividends of $0.2446 per common share for each of the first three quarters of 1997. In addition, in connection with the Cal Jockey Merger, Patriot also declared a special dividend of $0.0559 per common share payable to holders of record on June 27, 1997, which was paid on June 30, 1997. Concurrent with each of the dividend declarations, the Operating Partnerships authorized distributions in the same amount on outstanding OP units.

  On October 5, 1998, Patriot made a significant capital contribution to Old Wyndham to facilitate an acquisition by Old Wyndham. This contribution resulted in a "deemed distribution" for tax purposes to Patriot's shareholders of common stock of $0.7081 per share. No cash was actually distributed to the shareholders. However, for tax purposes the distribution is treated by shareholders as though cash was received and then contributed to Wyndham.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

  On May 4, 1998, Patriot declared a $0.2981 per common share dividend to holders of record on May 20, 1998 and on July 28, 1998, Patriot declared a $0.2981 per common share dividend to holders of record on August 10, 1998.

  On December 22, 1998, Patriot declared a stock dividend of $0.44 cents per share of share common stock for the fourth quarter of 1998. The dividend was paid on January 25, 1999 to shareholders of record on December 30, 1998. Each shareholder received the option to receive the dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $.01 per share, of Patriot. Pursuant to the merger of a wholly-owned subsidiary of Old Wyndham with Patriot on June 30, 1999, each outstanding share of Patriot series B preferred stock was converted into $25 per share and $1.61 of accrued dividends, or an aggregate of $14,862 in cash.

Stock Incentive Plans

  The Company has adopted certain employee incentive programs for the purpose
(i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Company and (iii) associating the interests of these individuals with the interests of the Company and its shareholders through opportunities for increased stock ownership. Certain of the stock options and restricted stock grants issued under the incentive stock programs vested and became non-forfeitable with consummation of the $1 billion equity investment.

  The 1997 Incentive Plans. Prior to their amendment in 1999, the 1997 Incentive Plans provided for the award of stock options, stock awards or performance shares to each eligible employee and director of Patriot and Old Wyndham. Under each 1997 Incentive Plan, the aggregate number of paired shares available for grants of awards was the sum of (i) 3,000,000 paired shares plus
(ii) 10% of any future net increase in the total number of shares of paired common stock.

  Under the 1997 Incentive Plans, each independent director could elect to take all or a portion of his/her fees in the form of deferred paired share units. Prior to the amendment in 1999, the independent directors of Patriot and Old Wyndham were automatically granted a non-qualified stock option, immediately exercisable in full, to acquire 10,000 paired shares at an exercise price per paired share equal to the fair market value of a paired share on the date of grant. Option terms were fixed by the Compensation Committees of Patriot and Old Wyndham and may not exceed ten years from the date of grant.

  On June 29, 1999, the 1997 Incentive Plans were amended, as a result of Patriot's merger into Wyndham. As part of the merger, Wyndham assumed Patriot's obligations under each existing option to purchase shares of Patriot common stock that was outstanding immediately prior to the merger. The assumed options did not terminate in connection with the merger and continue to have, and be subject to, the same terms and conditions set forth in the stock option plans and agreements in effect immediately prior to the merger. All references to Patriot in the assumed options are now deemed to be references to Wyndham and each option is exercisable for one share of Wyndham class A common stock.

 Stock Grant Awards

  During 1997, pursuant to the Incentive Plans, the Board of Directors awarded 547,867 paired shares of common stock to certain officers of Patriot and Old Wyndham. In 1999, an additional 121,053 shares were awarded to an officer of the Company. The Company recorded a total of $611 and $12,897 (the aggregate value of the common stock based on the market price at the date of the award) as unearned stock compensation in

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

1999 and 1997, respectively, which is being amortized over the vesting periods of one to five years. For 1999, 1998 and 1997, $5,850, $7,622 and $4,686, respectively, of amortization of stock compensation related to stock grants and is included in general and administrative expense in the accompanying consolidated financial statements.

  During 1999 and 1998, pursuant to the 1997 Incentive Plans, the Board of Directors awarded 1,036,332 and 331,755 restricted awards, respectively, to certain officers of the Company. The Company has recorded and $10,004 and $1,613 in 1999 and 1998, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements.

  Upon the consummation of the $1 billion equity investment, certain of the stock grants and restricted awards issued under the incentive stock programs fully vested. The deferred compensation expense of $6,987 has been fully recognized in general and administrative expense in 1999, as a result of the accelerated vesting of these certain awards.

 Stock Option Awards

  As of December 31, 1999, pursuant to the incentive plans of the Company has authorized the grant of options for up to 15,796,404 shares with exercise prices of $2.6875 to $30.40 per share. As of December 31, 1999, 2,928,904 options were vested. During 1999, no options were exercised. During 1998, a total of 1,299,250 shares were issued pursuant to exercise of options (at exercises prices ranging from $11.18 to 17.82) resulting in net proceeds of $15,274. During 1997, a total of 338,604 shares were issued pursuant to exercise of options (at prices ranging from $5.13 to $13.28) resulting in net proceeds of $2,307.

 Wyndham Stock Option Exchange Program

  In connection with the stock option exchange program in 1998, all optionees, other than the directors and the top two executive officers, were given the opportunity to exchange certain options for new options which have a Black-Scholes value equal to the old options, but were for fewer shares, at the then current stock price with the same term as the remaining term of the old options.

 SFAS No. 123 "Accounting for Stock-Based Compensation"

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for their compensatory employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.78%, 5.31% and 6.61%; and dividend yields of 0%, 6%, 6% for 1999, 1998 and 1997; volatility factors of the expected market price of the Company's common stock of 0.596,
0.735 and 0.389 and a weighted average expected life of the options of 4 years, 4 years and 4 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the air value estimate, in management's

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options that have vesting periods and are non-transferable.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1999        1998      1997
                                              -----------  ---------  -------
   Basic
   Pro forma net loss attributable to common
    shareholders............................. $(1,146,361) $(185,566) $(4,949)
   Pro forma loss per share:................. $     (7.11) $   (1.35) $ (0.08)
   Diluted
   Pro forma net loss attributable to common
    shareholders............................. $(1,166,311) $(352,807) $(4,949)
   Pro forma loss per share:................. $     (7.23) $   (2.56) $ (0.09)

  A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                1999                1998                1997
                         ------------------- ------------------- -------------------
                            # of    Weighted    # of    Weighted    # of    Weighted
                         Underlying Average  Underlying Average  Underlying Average
                          Options   Exercise  Options   Exercise  Options   Exercise
                          (000's)    Price    (000's)    Price    (000's)    Price
                         ---------- -------- ---------- -------- ---------- --------
Outstanding, beginning
 of year................    7,717    $19.28     6,241    $20.82    1,584     $11.54
Granted.................   11,450      4.69     3,997     17.50    4,692      24.51
Exercised...............      --        --       (578)    11.38       (6)     12.89
Forfeited...............   (4,757)    22.04    (1,943)    23.48      (29)     12.85
                           ------    ------    ------    ------    -----     ------
Outstanding, end of
 year...................   14,410      6.57     7,717     19.28    6,241      20.82
                           ======              ======              =====
Exercisable at end of
 year...................    3,996    $10.77     3,746    $10.75      972     $14.89
Weighted average fair
 value of options
 granted during year....             $ 0.95              $ 7.70              $ 4.28

  Exercise prices for options outstanding as of December 31, 1999 ranged from $2.6875 to $30.40. The weighted average remaining contractual life of those options was 8.5 years. Exercise prices for options outstanding as of December 31, 1998 ranged from $7.55 to $33.58. The weighted average remaining contractual life of those options was eight years. Exercise prices for options as of December 31, 1997 ranged from $11.18 to $33.58. The weighted average remaining contractual life of those options was nine years.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


14. Income Taxes:

  The income tax provision of Wyndham for the years ended December 31, 1999, 1998 and 1997 respectively consists of the following:

                                                         1999      1998    1997
                                                       --------  --------  ----
   Current:
     Federal.......................................... $ 15,500  $ 25,272  $199
     State............................................    3,475     4,948   130
                                                       --------  --------  ----
   Total current......................................   18,975    30,220   329
                                                       --------  --------  ----
   Deferred:
     Federal..........................................  546,983   (11,982)  136
     State............................................   (1,447)   (1,535)   16
                                                       --------  --------  ----
   Total deferred.....................................  545,536   (13,517)  152
                                                       --------  --------  ----
       Total income tax expense....................... $564,511  $ 16,703  $481
                                                       ========  ========  ====

  The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

                                                        1999       1998    1997
                                                      ---------  --------  ----
   Tax at statutory rate............................. $(171,967) $(50,661) $127
   State income taxes................................     2,028     3,413   118
   Valuation allowance...............................     7,625    17,866   --
   Assets held for sale..............................       --      7,573   --
   Goodwill..........................................    34,387     5,330   --
   Lease buyout costs................................       --     20,033   --
   REIT Income not taxed.............................       --     22,835   --
   One time Charge C-Corp Conversion.................   675,000       --    --
   Minority interest and other.......................    17,438    (9,686)  236
                                                      ---------  --------  ----
       Total income tax expense...................... $ 564,511  $ 16,703  $481
                                                      =========  ========  ====

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On January 1, 1999, Patriot, previously a REIT (non-taxable entity), converted to a C-corporation and is now a subsidiary of Wyndham. Upon the conversion of the REIT to a C-corporation, Wyndham recognized a deferred tax liability of $675,000 which was recognized in continuing operations as a tax provision. Significant components of Wyndham's deferred tax assets and liabilities for the year ended December 31, 1999 and 1998, respectively are as follows:

                                                            1999       1998
                                                          ---------  ---------
   Deferred tax assets:
     Net operating losses................................ $  67,292  $  21,221
     Disposition of assets...............................     1,641        887
     Other non-current assets............................    31,224      8,569
                                                          ---------  ---------
       Total deferred tax assets.........................   100,157     30,677
     Valuation allowance.................................   (25,491)   (17,866)
                                                          ---------  ---------
         Net deferred asset..............................    74,666  $  12,811
                                                          =========  =========
   Deferred tax liabilities:
     Depreciation........................................  (662,482)   (64,666)
     Management contracts and tradenames.................   (65,277)   (70,319)
     Other non-current liabilities.......................    (3,071)    (1,289)
                                                          ---------  ---------
       Total deferred tax liabilities....................  (730,830)  (136,274)
                                                          ---------  ---------
         Net deferred income tax liability............... $(656,164) $(123,463)
                                                          =========  =========

  As of December 31, 1999, Wyndham and certain affiliated subsidiaries have net operating loss carryforwards for federal income tax purposes of approximately $107,053 from 1999 and $85,324 from 1998 which are available to offset future taxable income, if any, through 2018 and 2019, respectively.

15. Employee Benefit Plans:

  The Company sponsors 401(K) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The Company matches 50% of employee contributions up to 4% of an employee's salary. The aggregate expense under the plans totaled $506 and $511 for 1999 and 1998 respectively. No plans were in effect prior to 1998.

  The Company maintains a self-insured group health plan through a Voluntary Employee Benefit Association referred to hereinafter as VEBA. The plan is funded to the limits provided by the Internal Revenue Service, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts which limit exposure to the Company. The Company has recognized expense related to the plan of $2,415 and $2,313 for 1999 and 1998, respectively. No plan such as this was in effect prior to 1998.

16. Fair Value of Financial Instruments:

  SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1999. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the Credit Facility, Term Loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market or accrue interest at fixed rates which approximate market rates.

  The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net gain on the these instruments was approximately $14,553 at December 31, 1999, which represents the amount the Company would receive to terminate the agreements based on current market rates.

17. Segment Reporting:

  The Company classifies its business into proprietary owned brands and non-proprietary brand hotel divisions, under which it manages the business.

  Among its proprietary branded hotels, the Company is positioned in the luxury segment under the Wyndham Luxury Resorts brand; in the upscale segment under Wyndham(TM); and in mid-priced segment under the ClubHouse brand. Additionally, the Company offers proprietary branded all-suite accommodations through its upscale Summerfield Suites(R) brand and its mid-priced Sierra Suites(R) brand. Other proprietary hotel brands owned and developed by the Company include Malmaison and Grand Heritage(R).

 Description of reportable segments

  The Company has six reportable segments: Wyndham hotel properties, resort properties, all suite properties, non-proprietary branded properties and other proprietary branded hotel properties and other.

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

  . Resort properties include Wyndham Resorts, Wyndham Luxury Resort properties and other resort properties. Resorts are designed to offer unique destinations which appeal to today's sophisticated vacation traveler and to blend with their environment, enhancing the natural surroundings with design that fits the locale. Each resort's recreational activities are of the highest caliber and are designed to capitalize on the natural attractions of the location. Many offer a combination of golf, tennis, skiing, health spa, hiking and other sports.

  . All suite properties include the Summerfield and Sierra Suite properties. The Summerfield and Sierra Suite properties generally target the business travelers who usually anticipate a one to two week stay. The suites generally have limited public space and offer limited food and beverage service. However, the suites provide guests with larger rooms and workspace.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  . Non-proprietary branded properties include all properties which are not Wyndham hotel properties, resort properties, all suite properties or other proprietary branded properties. The properties consist of non Wyndham branded assets such as: Crowne Plaza(R), Radisson(R), Hilton(R), Hyatt(R), Four Points by Sheraton(R), Holiday Inn(R), DoubleTree(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), and independents.

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

 Measurement of segment profit or loss and segment assets

  The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

  The following tables represent summarized financial data by reportable segments.

 Factors management used to identify the reportable segments

  The Company's reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specific characteristics of each segment.

                                                             Non-        Other
       Year ended         Wyndham                Suite    proprietary proprietary
   December 31, 1999       Hotels    Resorts   properties   branded     branded    Other(1)      Total
   -----------------     ---------- ---------- ---------- ----------- ----------- -----------  ----------
Total revenue........... $  568,584 $  520,813  $138,900  $1,085,080   $ 95,669   $    86,289  $2,495,335
Operating income
 (loss).................    149,688    120,254    27,059     259,616     27,405    (1,067,611)   (483,589)
Segment assets..........  1,522,041  1,022,187   262,595   2,858,620    190,789     1,147,258   7,003,490
Capital additions.......     56,618     19,089    73,065      20,270     18,778        46,896     234,716
--------
(1) Operating income (loss) for 1999 includes $285,267 of restructuring charges and $70,912 of impairment loss on assets held for sale.

                                                             Non-        Other
       Year ended         Wyndham                Suite    proprietary proprietary
   December 31, 1998       Hotels    Resorts   properties   branded     branded    Other(2)      Total
   -----------------     ---------- ---------- ---------- ----------- ----------- -----------  ----------
Total revenue........... $  610,523 $  315,674  $ 74,333  $  761,154   $ 80,998   $   213,659  $2,056,341
Operating income
 (loss).................    153,723     76,349    14,690     183,703     26,492      (576,963)   (122,006)
Segment assets..........  1,461,037    900,431   245,578   2,906,527    297,609     1,604,488   7,415,670
Capital additions.......    635,853    544,060   204,292   1,930,121    296,769        16,264   3,627,359

--------
(2) Operating income (loss) for 1998 includes unusual items related to the treasury rate lock settlement of $49,334 and the cost of reacquiring leaseholds of $64,407.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


                                                         Non-        Other
       Year ended        Wyndham             Suite    proprietary proprietary
  December 31, 1997(3)    Hotels  Resorts  properties   branded     branded   Other(4)    Total
  --------------------   -------- -------- ---------- ----------- ----------- --------  ----------
Total revenue........... $ 10,711 $ 30,334    $--      $115,223     $ 9,595   $169,172  $  335,035
Operating income
 (loss).................    2,388    6,628     --        29,947       1,436    (42,272)     (1,873)
Segment assets..........  435,452  348,013     --       795,679      47,999    880,710   2,507,853
Capital additions.......  366,280  311,378     --       577,788      25,287    125,946   1,406,679

--------
(3) Total revenue and operating income (loss) for the reportable segments is reported for the six months ended December 31, 1997. Prior to July 1, 1997, revenue and operating income (loss) related to the operations of the hotel properties was reported by the third party lessees who operated the properties pursuant to participating leases.
(4) Operating income (loss) for 1997 includes unusual items related to the cost of reacquiring leaseholds of $54,499.

  The following table represents revenue and long-lived asset information by geographic area as of and for the period ending December 31, 1999 and 1998. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties. The hotel properties in Europe were acquired on April 6, 1998 with the Arcadian acquisition. Prior to this date, all of the Company's business was attributed to hotel properties located in the United States and its territories.

     1999                                      United States  Europe    Total
     ----                                      ------------- -------- ----------
     Revenues.................................  $2,419,318   $ 76,017 $2,495,335
     Segment assets...........................   6,778,228    225,262  7,003,490

     1998                                      United States  Europe    Total
     ----                                      ------------- -------- ----------
     Revenues.................................  $2,034,949   $ 21,392 $2,056,341
     Segment assets...........................   7,157,617    258,053  7,415,670

18. Non-cash Investing and Financing Activities:

  In connection with the Cal Jockey Merger, the acquisition of management companies, hotel properties and other operations assets, the Company issued common stock, preferred stock, options and OP units in exchange for net assets as follows:

                                                     1999      1998      1997
                                                    ------- ---------- --------
     Wyndham International......................... $99,338 $1,698,542 $449,415

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


19. Quarterly Financial Information (unaudited):

                                                      1999       1998      1997
                                                    ---------  --------  --------
First Quarter:
  Total revenue.................................... $ 673,850  $349,807  $ 35,388
  Income before extraordinary item................. $     572  $ 37,128  $ 11,348
  Net income....................................... $     572  $ 18,412  $ 11,348
  Net income per share:
    Basic.......................................... $   (0.05) $   0.17  $   0.21
    Diluted........................................ $   (0.13) $   0.16  $   0.21
  Weighted average number of shares:
    Basic..........................................   154,990   109,549    53,248
    Diluted........................................   154,990   117,090    54,613
Second Quarter:
  Total revenue(4)................................. $ 651,153  $465,463  $ 37,730
  (Loss) income before extraordinary item(3)....... $(867,392) $(14,411) $ 11,818
  Net (loss) income................................ $(877,230) $(26,254) $ 11,818
  Net (loss) income per share:
    Basic.......................................... $   (5.71) $  (0.21) $   0.22
    Diluted........................................ $   (5.76) $  (0.21) $   0.21
  Weighted average number of shares:
    Basic..........................................   155,687   132,804    53,382
    Diluted........................................   155,687   132,804    55,029
Third Quarter:
  Total revenue.................................... $ 579,281  $603,850  $ 81,638
  (Loss) income before extraordinary item(1)........$.(44,565).$(58,158) $(24,470)
  Net (loss) income................................ $ (44,565) $(59,415) $(27,004)
  Net (loss) income per share:
    Basic.......................................... $   (0.41) $  (0.40) $  (0.38)
    Diluted........................................ $   (0.41) $  (1.02) $  (0.38)
  Weighted average number of shares:
    Basic..........................................   166,954   154,510    71,706
    Diluted........................................   166,954   154,510    71,706
Fourth Quarter:
  Total revenue.................................... $ 593,826  $630,259  $180,279
  (Loss) income before extraordinary item (2),
   (4)............................................. $(150,746) $(90,968) $  1,666
  Net (loss) income................................ $(150,746) $(90,968) $  1,666
  Net (loss) income per share:.....................
    Basic.......................................... $   (1.05) $  (0.65) $   0.02
    Diluted........................................ $   (1.05) $  (1.01) $   0.02
  Weighted average number of shares:
    Basic..........................................   167,192   154,139    78,346
    Diluted........................................   167,192   154,139    80,915

--------
(1) Loss (income) before extraordinary item for the third quarter includes the cost the Treasury Lock Settlement, a non-recurring expense of $49,225.
(2) Loss (income) before extraordinary item for the fourth quarter of 1998 includes impairment in value of assets held for sale of $51,081.
(3) Loss (income) before extraordinary item for the second quarter of 1999 includes a restructuring charge of $185,382 and income tax provision includes a reorganization charge of $675,000.
(4) In the second quarter of 1999, $2,775 of gains on the sale of assets were reclassified from revenue, and netted against expense for financial statement presentation.
(5) Loss (income) before extraordinary item for the fourth quarter of 1999 includes the following:
    A restructuring charge of $95,979
    Impairment in value of assets held for sale of $70,912

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


20. Pro Forma Results of Operations (unaudited):

  The following unaudited pro forma results of operations of Wyndham are presented as if (i) the merger and acquisition of the WHG Casinos and Resorts and related third party minority interests consummated in January 1998 and the acquisition of the remaining minority interests completed in March and July 1998, the acquisition included the Condado Plaza Hotel & Casino, El San Juan Hotel and Casino and the El Conquistador Hotel and Casino and the management company for the three resorts, located in San Juan, Puerto Rico, the acquisition of the Buena Vista Hotel located in Orlando, Florida in January 1998, and the acquisition of the Golden Door Spa located in Escondido, California in June 1998; (ii) the acquisition of Arcadian International Limited and the Malmaison Group including 10 hotels, land held for developments and the proprietary Malmaison brand in April 1998; (iii) the merger of Interstate Hotels Company with and into Patriot and the related financing in June 1998; (iv) the acquisition of the partnership interests in SF Hotel Company, L.P. in June 1998, which included four hotels, 24 management and leasehold interests, 12 management contracts and the proprietary brand names Summerfield Suites, Sierra Suites and Sunrise Sierra Suites; (v) the merger of the hospitality related businesses of CHC International with and into Wyndham in June 1998 including the remaining 50% interest in GAH-II, L.P., the remaining 17 leases and 16 management contracts related to Patriot Hotels leased by CHC Lease Partners, 10 management and asset management contracts and the Grand Bay proprietary brand name (vi) the $1 billion equity investment, (vii) the restructuring of Patriot and Old Wyndham (viii) the new debt financing, and (ix) the Interstate spin-off which occurred in 1999 and 1998 had occurred on January 1, 1998. The 1999 historical financial statements represent in all material respects the effect of the above transactions as if they had occurred as of the beginning of the period. As such no pro forma financial statements have been presented.

  The following unaudited pro forma financial information is not necessarily indicative of what actual results of operations of Wyndham would have been assuming such transactions had been completed as of January 1, 1998, nor do they purport to represent the results of operations for future periods.

                                                                       1998
                                                                    ----------
     Total revenue................................................. $2,317,759
     Net loss: .................................................... $ (108,812)
     Basic loss per share: ........................................ $    (1.26)
                                                                    ==========
     Diluted loss per share........................................ $    (1.26)
                                                                    ==========
     Weighted average number of shares............................. $  165,663
                                                                    ==========

21. Subsequent Events:

  In January 2000, Wyndham acquired the remaining interests in Wyndham Chicago from Oxford Blackpoint Company II, LLC, for approximately $20,626.

  In March 2000, Wyndham sold its Sierra Suites(R) hotel brand, properties and related assets to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53,000. The transaction includes the sale by Wyndham of one owned and three leased properties, seventeen franchise and management contracts for Sierra Suites(R) and nine contracts for Summerfield Suites.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  In March 2000, the Company entered into three additional interest rate hedges for a total notional amount of $1.5 billion. The hedges are structured such that each hedge has a series of trigger levels in which the hedge can become ineffective for any reset period that the 1-month LIBOR rises above the trigger level. If LIBOR resets below the trigger level, the hedge becomes effective again. The Company paid approximately $34.3 million in premiums, which will be amortized over the terms of the contracts, to enter into these transactions. The hedges are as follows:

   Hedge                       Notional Amount  Terms      Rate    Trigger Level
   -----                       --------------- -------- ---------- -------------
   Interest Rate Swap.........  $700 million    5 years 6.1%-6.75%   7.0%-8.5%
   Interest Cap...............  $250 million    3 years      4.75%        7.5%
   Interest Corridor..........  $550 million    3 years      5.25%        7.5%

  In addition, the Company shortened the terms of three existing hedges and received net proceeds of approximately $6.8 million. The hedges were as follows:

                                               Original  Revised
   Hedge                       Notional Amount Maturity  Maturity      Rate
   -----                       --------------- -------- ---------- -------------
   Interest Rate Swap.........  $375 million   11/01/02    3/01/02       6.26%
   Interest Rate Swap.........  $125 million   11/01/02    3/01/02       5.56%
   Interest Rate Swap.........  $250 million   06/01/03    3/01/02       5.84%

  On March 27, 2000, the Company announced that its Board of Directors has named president Fred J. Kleisner to the additional position of chief executive officer. He succeeds James D. Carreker, who will remain as chairman. Additionally, Wyndham accepted the resignations of two senior officers, Anne
L. Raymond, executive vice president and chief investment officer, and Stanley
M. Koonce, Jr. executive vice president and chief administrative officer. David Johnson, president of the Wyndham hotel division, has been named executive vice president, sales and marketing.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
Wyndham International, Inc.

  Our audit of the consolidated financial statements referred to in our report dated February 15, 2000 appearing in the 1999 Annual Report to Shareholders of Wyndham International Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 15, 2000

                          WYNDHAM INTERNATIONAL, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            As of December 31, 1999

                                                      Costs Capitalized            Gross Amounts
                                                         Subsequent             at Which Carried at
                                   Initial Cost        to Acquisition           Close of Period(a)
                               --------------------- ------------------- ---------------------------------
                                         Buildings
                                            and                                   Buildings and
  Description     Encumbrances   Land   Improvements  Land  Improvements   Land   Improvements    Total
  -----------     ------------ -------- ------------ ------ ------------ -------- ------------- ----------

Wyndham Brand
Properties:
Wyndham Atlanta
Downtown
Atlanta,
Georgia.........    $ 24,241   $  3,500  $   12,712  $  --    $ 19,838   $  3,500  $   32,550   $   36,050
Wyndham
Arlington
Arlington,
Texas...........         --         --       63,045     --          91        --       63,136       63,136
Wyndham Bel Age
Hotel
Los Angeles,
California......          (d)     5,653      32,212     --         107      5,653      32,319       37,972
Wyndham Bristol
Palace Hotel
Toronto,
Canada..........         --       3,048      15,503     --         --       3,048      15,503       18,551
Wyndham Boston
Boston,
Massachusetts...         --         --       33,900   7,458     42,178      7,458      76,078       83,536
Wyndham Boston
Andover
Andover,
Massachusetts...         --       2,318      33,245     --       3,305      2,318      36,550       38,868
Wyndham Boston
Westborough
Westborough,
Massachusetts...         --       1,500      41,968     --         129      1,500      42,097       43,597
Wyndham Buena
Vista Palace
Resort & Spa
Orlando,
Florida.........      48,205        --      144,264     --       1,556        --      145,820      145,820
Wyndham Buttes
Resort
Tempe, Arizona..          (d)       --       55,297     --         165        --       55,462       55,462
Wyndham Canal
Place
New Orleans,
Louisiana.......         --      12,750      86,141     --         847     12,750      86,988       99,738
Wyndham City
Centre
Washington
District of
Columbia........         --       3,675      30,569     --          91      3,675      30,660       34,335
Wyndham Colorado
Springs
Colorado
Springs,
Colorado........         --       1,783      53,252     --          (5)     1,783      53,247       55,030
Wyndham Emerald
Plaza
San Diego,
California......          (d)     5,551      60,462      17        195      5,568      60,657       66,225
Wyndham Resort &
Spa
Fort Lauderdale,
Florida.........         --       2,134      16,448      23      9,192      2,157      25,640       27,797
Wyndham Franklin
Plaza
Philadelphia,
Pennsylvania....          (d)     4,878      62,793     --         242      4,878      63,035       67,913
Wyndham
Greenspoint
Houston, Texas..      39,697      1,930      39,815      20      1,976      1,950      41,791       43,741
Wyndham Harbour
Island
Tampa, Florida..          (f)       --       22,836     --       3,120        --       25,956       25,956
                    Accumulated   Year    Date of
  Description     Depreciation(c) Built Acquisition
  -----------     --------------- ----- -----------

Wyndham Brand
Properties:
Wyndham Atlanta
Downtown
Atlanta,
Georgia.........     $    (495)   1999     1998
Wyndham
Arlington
Arlington,
Texas...........        (2,738)   1985     1998
Wyndham Bel Age
Hotel
Los Angeles,
California......        (1,884)   1984     1997
Wyndham Bristol
Palace Hotel
Toronto,
Canada..........          (867)   1974     1998
Wyndham Boston
Boston,
Massachusetts...          (775)   1999     1998
Wyndham Boston
Andover
Andover,
Massachusetts...        (1,542)   1985     1998
Wyndham Boston
Westborough
Westborough,
Massachusetts...        (1,827)   1985     1998
Wyndham Buena
Vista Palace
Resort & Spa
Orlando,
Florida.........        (7,680)   1977     1998
Wyndham Buttes
Resort
Tempe, Arizona..        (3,513)   1986     1997
Wyndham Canal
Place
New Orleans,
Louisiana.......           --     1984     1999
Wyndham City
Centre
Washington
District of
Columbia........        (2,019)   1969     1997
Wyndham Colorado
Springs
Colorado
Springs,
Colorado........        (2,331)   1989     1998
Wyndham Emerald
Plaza
San Diego,
California......        (3,462)   1991     1997
Wyndham Resort &
Spa
Fort Lauderdale,
Florida.........        (2,179)   1961     1996
Wyndham Franklin
Plaza
Philadelphia,
Pennsylvania....        (3,813)   1979     1997
Wyndham
Greenspoint
Houston, Texas..        (4,031)   1985     1996
Wyndham Harbour
Island
Tampa, Florida..        (2,698)   1986     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                      Costs Capitalized            Gross Amounts
                                                         Subsequent             at Which Carried at
                                   Initial Cost        to Acquisitions          Close of Period(a)
                               --------------------- ------------------- ---------------------------------
                                         Buildings
                                            and                                   Buildings and
  Description     Encumbrances   Land   Improvements  Land  Improvements   Land   Improvements    Total
  -----------     ------------ -------- ------------ ------ ------------ -------- ------------- ----------

Wyndham Miami
Beach Resort
Miami, Florida..         --      13,000      54,875     --         248     13,000      55,123       68,123
Wyndham Gateway-
Miami Airport
Miami, Florida..         --       2,561      23,009     --         (85)     2,561      22,924       25,485
Wyndham Myrtle
Beach Resort &
Golf Club
Myrtle Beach,
South Carolina..         --       5,644      26,470      61      5,411      5,705      31,881       37,586
Wyndham
Northwest
Chicago
Chicago,
Illinois........          (e)     1,212      52,025     --          76      1,212      52,101       53,313
Wyndham
Peachtree
Conference
Center
Peachtree City
(Atlanta),
Georgia.........      36,353      3,059      21,915      33      4,848      3,092      26,763       29,855
Wyndham Richmond
Airport
Richmond,
Virginia........          (g)       --        4,262     --       2,800        --        7,062        7,062
Wyndham Toledo
Toledo, Ohio....         --         --       16,082     --      (8,124)       --        7,958        7,958
Wyndham
Riverfront Hotel
New Orleans,
Louisiana.......         --       2,774      28,023     --           6      2,774      28,029       30,803
Wyndham Roanoke
Airport
Roanoke,
Virginia........         --       1,653      27,693     --          20      1,653      27,713       29,366
Wyndham Syracuse
East Syracuse,
New York........      10,214      1,150      29,236     --         570      1,150      29,806       30,956
Wyndham At
Valley Forge
Valley Forge,
Pennsylvania ...         --       2,619      41,997     --       3,709      2,619      45,706       48,325
Wyndham
Washington D.C.
Washington
District of
Columbia........         --       4,750      40,439     --         148      4,750      40,587       45,337
Wyndham
Westshore Hotel
Tampa, Florida..         --       1,448      31,565     --        (217)     1,448      31,348       32,796
Wyndham
Windwatch
Haupauge, New
York............         --       6,471      21,831     270       (258)     6,741      21,573       28,314
Wyndham Rose
Hall Resort &
Country Club
Montego Bay,
Jamaica.........         --       5,610      55,467     --          99      5,610      55,566       61,176
Wyndham El San
Juan Hotel &
Casino
San Juan, Puerto
Rico............      42,000     22,337      34,244     --      16,717     22,337      50,961       73,298
Wyndham El
Conquistador
Resort & Club
Fajardo, Puerto
Rico............     115,000     20,256     190,607     --      10,697     20,256     201,304      221,560
                    Accumulated   Year    Date of
  Description     Depreciation(c) Built Acquisition
  -----------     --------------- ----- -----------

Wyndham Miami
Beach Resort
Miami, Florida..        (2,423)   1962     1998
Wyndham Gateway-
Miami Airport
Miami, Florida..        (1,478)   1976     1997
Wyndham Myrtle
Beach Resort &
Golf Club
Myrtle Beach,
South Carolina..        (2,156)   1974     1997
Wyndham
Northwest
Chicago
Chicago,
Illinois........        (3,038)   1983     1997
Wyndham
Peachtree
Conference
Center
Peachtree City
(Atlanta),
Georgia.........        (2,937)   1984     1995
Wyndham Richmond
Airport
Richmond,
Virginia........        (1,234)   1997     1998
Wyndham Toledo
Toledo, Ohio....          (933)   1985     1997
Wyndham
Riverfront Hotel
New Orleans,
Louisiana.......        (1,635)   1996     1997
Wyndham Roanoke
Airport
Roanoke,
Virginia........        (1,209)   1983     1998
Wyndham Syracuse
East Syracuse,
New York........        (1,272)   1977     1998
Wyndham At
Valley Forge
Valley Forge,
Pennsylvania ...        (1,929)   1985     1998
Wyndham
Washington D.C.
Washington
District of
Columbia........        (1,785)   1983     1998
Wyndham
Westshore Hotel
Tampa, Florida..        (2,026)   1984     1997
Wyndham
Windwatch
Haupauge, New
York............        (1,983)   1989     1996
Wyndham Rose
Hall Resort &
Country Club
Montego Bay,
Jamaica.........        (3,106)   1972     1998
Wyndham El San
Juan Hotel &
Casino
San Juan, Puerto
Rico............        (2,818)   1983     1998
Wyndham El
Conquistador
Resort & Club
Fajardo, Puerto
Rico............       (10,886)   1993     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                        Costs Capitalized            Gross Amounts
                                                           Subsequent             at Which Carried at
                                     Initial Cost        to Acquisition           Close of Period(a)
                                 --------------------- ------------------- ---------------------------------
                                           Buildings
                                              and                                   Buildings and
  Description       Encumbrances   Land   Improvements  Land  Improvements   Land   Improvements    Total
  -----------       ------------ -------- ------------ ------ ------------ -------- ------------- ----------

Wyndham Casa
Marina Resort &
Beach House
Key West,
Florida.........        30,270     15,158      85,078     --       1,022     15,158      86,100      101,258
Wyndham Reach
Resort
Key West,
Florida.........        24,754     10,029      24,947     --       1,127     10,029      26,074       36,103
Wyndham Garden
Hotel--Billerica
Boston,
Massachusetts...        16,411      3,333      17,779     --         --       3,333      17,779       21,112
Wyndham Garden
Hotel-Brookfield
Brookfield,
Illinois........            (e)     1,787      17,564     --         --       1,787      17,564       19,351
Wyndham Garden
Hotel-Charlotte
Charlotte, North
Carolina........            (e)       792      17,535     --         --         792      17,535       18,327
Wyndham Garden
Hotel-Commerce
Los Angeles,
California......           --       2,116      26,497     --         --       2,116      26,497       28,613
Wyndham Garden--
Denver Tech
Denver,
Colorado........           --       3,663      12,713     --         (36)     3,663      12,677       16,340
Wyndham Garden
Hotel-Market
Center
Dallas, Texas...           --         967      12,796     --          11        967      12,807       13,774
Wyndham Garden
Hotel-Park
Central
Dallas, Texas...           --       4,523         --      --       9,845      4,523       9,845       14,368
Wyndham Garden
Hotel-
Indianapolis
Indianapolis,
Indiana.........            (d)       513      15,497     --         --         513      15,497       16,010
Wyndham Garden
Hotel-KC.
Airport
Kansas City,
Missouri........           --         970       7,993     --         937        970       8,930        9,900
Wyndham Garden
Hotel-Knoxville
Knoxville,
Tennessee.......         4,414        825       6,467     --         848        825       7,315        8,140
Wyndham Garden
Hotel-LaGuardia
Airport
New York, New
York............           --       1,800      16,443     --           7      1,800      16,450       18,250
Wyndham Garden
Hotel-Las
Colinas
Las Colinas,
Texas...........            (d)     1,884      16,963     --           6      1,884      16,969       18,853
Wyndham Garden-
Midtown
Atlanta, Georgia..          (e)     2,322      13,785      26        781      2,348      14,566       16,914
Wyndham Garden
Hotel-Novi
Detroit,
Michigan........            (d)       555      10,401     --           6        555      10,407       10,962
Wyndham Garden
Hotel-Omaha
Omaha,
Nebraska........         5,463        710      10,086     --         839        710      10,925       11,635
Wyndham Garden
Hotel-Overland
Park
Overland Park,
Kansas..........           --         769       3,532     --           5        769       3,537        4,306
                      Accumulated   Year    Date of
  Description       Depreciation(c) Built Acquisition
  -----------       --------------- ----- -----------

Wyndham Casa
Marina Resort &
Beach House
Key West,
Florida.........          (3,748)   1980     1998
Wyndham Reach
Resort
Key West,
Florida.........          (1,127)   1978     1998
Wyndham Garden
Hotel--Billerica
Boston,
Massachusetts...            (296)   1999     1999
Wyndham Garden
Hotel-Brookfield
Brookfield,
Illinois........            (983)   1990     1998
Wyndham Garden
Hotel-Charlotte
Charlotte, North
Carolina........            (981)   1989     1998
Wyndham Garden
Hotel-Commerce
Los Angeles,
California......          (1,483)   1991     1998
Wyndham Garden--
Denver Tech
Denver,
Colorado........             (85)   1999     1999
Wyndham Garden
Hotel-Market
Center
Dallas, Texas...            (716)   1968     1998
Wyndham Garden
Hotel-Park
Central
Dallas, Texas...            (317)   1998     1998
Wyndham Garden
Hotel-
Indianapolis
Indianapolis,
Indiana.........            (867)   1990     1998
Wyndham Garden
Hotel-KC.
Airport
Kansas City,
Missouri........            (469)   1992     1998
Wyndham Garden
Hotel-Knoxville
Knoxville,
Tennessee.......            (381)   1989     1998
Wyndham Garden
Hotel-LaGuardia
Airport
New York, New
York............            (959)   1988     1997
Wyndham Garden
Hotel-Las
Colinas
Las Colinas,
Texas...........            (990)   1986     1997
Wyndham Garden-
Midtown
Atlanta, Georgia..        (1,424)   1987     1996
Wyndham Garden
Hotel-Novi
Detroit,
Michigan........            (607)   1988     1997
Wyndham Garden
Hotel-Omaha
Omaha,
Nebraska........            (584)   1991     1998
Wyndham Garden
Hotel-Overland
Park
Overland Park,
Kansas..........            (198)   1971     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                      Costs Capitalized             Gross Amounts
                                                         Subsequent              at Which Carried at
                                   Initial Cost        to Acquisition            Close of Period(a)
                               --------------------- -------------------- ---------------------------------
                                         Buildings
                                            and                                    Buildings and
  Description     Encumbrances   Land   Improvements  Land   Improvements   Land   Improvements    Total
  -----------     ------------ -------- ------------ ------  ------------ -------- ------------- ----------

Wyndham Garden
Hotel-Pleasanton
Pleasonton,
California......          (d)     1,568      12,845     --            6      1,568      12,851       14,419
Wyndham Garden
Hotel-Richardson
Richardson,
Texas...........          (d)       530       8,048     --          664        530       8,712        9,242
Wyndham Garden
Hotel-Schaumburg
Schaumburg,
Illinois........          (d)     1,613      14,464     --          --       1,613      14,464       16,077
Wyndham Garden
Hotel-West Port
St. Louis,
Missouri........         --         862       9,273     --          734        862      10,007       10,869
Wyndham Garden
Hotel-Vinnings
Atlanta,
Georgia.........       9,675      1,700      22,853     --          --       1,700      22,853       24,553
Wyndham Garden
Hotel-Wichita
Wichita,
Kansas..........       3,049        960       5,978     --          839        960       6,817        7,777
Wyndham Garden
Hotel-Wood Dale
Chicago,
Illinois........          (d)     2,266      12,939     --            7      2,266      12,946       15,212
Wyndham Grand
Heritage-
AmbassadorWest
Chicago,
Illinois........         --       2,059      11,856     --        1,663      2,059      13,519       15,578
Wyndham Grand
Heritage-Bourbon
Orleans
New Orleans,
Louisiana.......      13,007      1,942      14,209     171       1,280      2,113      15,489       17,602
Wyndham Grand
Heritage-
Fairmount
San Antonio,
Texas...........         --         --        2,957     --          139        --        3,096        3,096
Wyndham Grand
Heritage-Mayfair
St. Louis,
Missouri........         --         250       7,559       3         954        253       8,513        8,766
Wyndham Grand
Heritage-
Pickwick Hotel
San Francisco,
California......         --       2,000      11,922      22       5,297      2,022      17,219       19,241
Wyndham Grand
Heritage-
Tutwiler
Birmingham,
Alabama.........         --       1,444       8,124     (26)       (582)     1,418       7,542        8,960
Wyndham Grand
Heritage-Tremont
House
Boston,
Massachusetts...         --       1,776      14,066      18       9,959      1,794      24,025       25,819
Wyndham Grand
Heritage-Union
Station
Nashville,
Tennessee.......         --         --        7,512     --          720        --        8,232        8,232
Wyndham Luxury
Resorts:
Carmel Valley
Ranch
Carmel,
California......         --       4,430      14,704     334      10,888      4,764      25,592       30,356
Grand Bay Hotel
Coconut Grove
Miami, Florida..         --       3,066      28,442   1,237      (4,571)     4,303      23,871       28,174
                    Accumulated   Year    Date of
  Description     Depreciation(c) Built Acquisition
  -----------     --------------- ----- -----------

Wyndham Garden
Hotel-Pleasanton
Pleasonton,
California......          (736)    1985    1997
Wyndham Garden
Hotel-Richardson
Richardson,
Texas...........          (466)    1996    1998
Wyndham Garden
Hotel-Schaumburg
Schaumburg,
Illinois........          (809)    1985    1998
Wyndham Garden
Hotel-West Port
St. Louis,
Missouri........          (536)    1997    1998
Wyndham Garden
Hotel-Vinnings
Atlanta,
Georgia.........        (1,279)    1985    1998
Wyndham Garden
Hotel-Wichita
Wichita,
Kansas..........          (354)    1985    1998
Wyndham Garden
Hotel-Wood Dale
Chicago,
Illinois........          (816)    1986    1997
Wyndham Grand
Heritage-
AmbassadorWest
Chicago,
Illinois........          (885)    1924    1997
Wyndham Grand
Heritage-Bourbon
Orleans
New Orleans,
Louisiana.......        (1,828)   1800s    1995
Wyndham Grand
Heritage-
Fairmount
San Antonio,
Texas...........          (365)    1906    1995
Wyndham Grand
Heritage-Mayfair
St. Louis,
Missouri........          (773)    1925    1996
Wyndham Grand
Heritage-
Pickwick Hotel
San Francisco,
California......        (1,306)    1928    1996
Wyndham Grand
Heritage-
Tutwiler
Birmingham,
Alabama.........          (738)    1913    1996
Wyndham Grand
Heritage-Tremont
House
Boston,
Massachusetts...        (2,038)    1925    1996
Wyndham Grand
Heritage-Union
Station
Nashville,
Tennessee.......          (561)    1986    1997
Wyndham Luxury
Resorts:
Carmel Valley
Ranch
Carmel,
California......        (1,718)    1987    1997
Grand Bay Hotel
Coconut Grove
Miami, Florida..        (1,739)    1983    1997

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                      Costs Capitalized             Gross Amounts
                                                         Subsequent              at Which Carried at
                                   Initial Cost        to Acquisition            Close of Period(a)
                               --------------------- -------------------- ---------------------------------
                                         Buildings
                                            and                                    Buildings and
  Description     Encumbrances   Land   Improvements  Land   Improvements   Land   Improvements    Total
  -----------     ------------ -------- ------------ ------  ------------ -------- ------------- ----------

The Boulders
Scottsdale,
Arizona.........         --      13,188     121,700     --           74     13,188     121,774      134,962
The Lodge at
Ventana Canyon
Tucson,
Arizona.........      28,489     13,287      23,332     --         (211)    13,287      23,121       36,408
The Peaks Resort
& Spa
Telluride,
Colorado........         --       5,141      13,997    (200)        673      4,941      14,670       19,611
Summerfield and
Sierra Suites:
Summerfield-
Denver South
Denver,
Colorado........         --       1,072       8,183      18          28      1,090       8,211        9,301
Summerfield-
Hanover
Whippany, New
Jersey..........         --       2,223      18,585     --           36      2,223      18,621       20,844
Summerfield-
Morristown
Morristown, New
Jersey..........         --       3,050      20,920     --           47      3,050      20,967       24,017
Summerfield-
Seattle Downtown
Seattle,
Washington......         --       1,515      24,276      16         487      1,531      24,763       26,294
Summerfield-
Waltham
Waltham,
Massachusetts...         --       2,639      16,351     --           34      2,639      16,385       19,024
Summerfield-
Miami
Miami, Florida..         --       3,327      10,913     --           17      3,327      10,930       14,257
Sierra Fair Oaks
Fairfax,
Virginia........         --         758       3,982     --          --         758       3,982        4,740
Malmaison:
Malmaison
Edinburgh
Edinburgh,
United Kingdom..          (h)     2,674       7,747     (78)      1,163      2,596       8,910       11,506
Malmaison
Glasgow
Glasgow, United
Kingdom.........          (h)     2,859       8,056     (84)        682      2,775       8,738       11,513
Malmaison
Manchester
Manchester,
United Kingdom..          (h)     5,332       9,859    (156)      7,208      5,176      17,067       22,243
Malmaison
Newcastle
Newcastle,
United Kingdom..          (h)     3,672      12,183    (108)      1,971      3,564      14,154       17,718
Malmaison Leeds
Leeds, United
Kingdom.........          (h)       --       10,315     564       7,697        564      18,012       18,576
ClubHouse Inns:
ClubHouse-
Nashville
Airport
Nashville,
Tennessee.......         --         907       5,526     --          --         907       5,526        6,433
                    Accumulated   Year    Date of
  Description     Depreciation(c) Built Acquisition
  -----------     --------------- ----- -----------

The Boulders
Scottsdale,
Arizona.........       (10,323)   1985     1997
The Lodge at
Ventana Canyon
Tucson,
Arizona.........        (1,970)   1985     1997
The Peaks Resort
& Spa
Telluride,
Colorado........        (1,286)   1992     1997
Summerfield and
Sierra Suites:
Summerfield-
Denver South
Denver,
Colorado........          (437)   1997     1998
Summerfield-
Hanover
Whippany, New
Jersey..........          (799)   1997     1998
Summerfield-
Morristown
Morristown, New
Jersey..........          (869)   1997     1998
Summerfield-
Seattle Downtown
Seattle,
Washington......        (2,645)   1985     1996
Summerfield-
Waltham
Waltham,
Massachusetts...          (752)   1997     1998
Summerfield-
Miami
Miami, Florida..           (64)   1999     1999
Sierra Fair Oaks
Fairfax,
Virginia........           (55)   1999     1999
Malmaison:
Malmaison
Edinburgh
Edinburgh,
United Kingdom..          (444)   1994     1998
Malmaison
Glasgow
Glasgow, United
Kingdom.........          (430)   1997     1998
Malmaison
Manchester
Manchester,
United Kingdom..          (621)   1998     1998
Malmaison
Newcastle
Newcastle,
United Kingdom..          (680)   1997     1998
Malmaison Leeds
Leeds, United
Kingdom.........          (213)   1998     1998
ClubHouse Inns:
ClubHouse-
Nashville
Airport
Nashville,
Tennessee.......          (309)   1988     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                                Costs Capitalized             Gross Amounts
                                                                   Subsequent              at Which Carried at
                                             Initial Cost        to Acquisition            Close of Period(a)
                                         --------------------- -------------------- ---------------------------------
                                                   Buildings
                                                      and                                    Buildings and
  Description               Encumbrances   Land   Improvements  Land   Improvements   Land   Improvements    Total
  -----------               ------------ -------- ------------ ------  ------------ -------- ------------- ----------

ClubHouse Inn-
Albuquerque
Albuquerque, New
Mexico..........                   --         990       5,793     --          --         990       5,793        6,783
ClubHouse Inn-
Atlanta
(Norcross)
Atlanta,
Georgia.........                 4,405        785       9,691     --          --         785       9,691       10,476
ClubHouse-
Overland Park
Overland Park,
Kansas..........                 4,713        830       7,397     --          --         830       7,397        8,227
ClubHouse Inn
Savannah
Savannah,
Georgia.........                   --         925       4,555     --          105        925       4,660        5,585
ClubHouse Inn -
Topeka
Topeka, Kansas..                   --         390       5,312     --          --         390       5,312        5,702
ClubHouse Inn-
Valadosta
Valadosta,
Georgia.........                   --         825       5,588     --          --         825       5,588        6,413
ClubHouse Inn &
Conference
Center
Nashville,
Tennessee.......                   --       1,582      12,337     --          --       1,582      12,337       13,919
Non-Proprietary
Branded
Properties:
Marriott Albany
Albany, New
York............                   --       4,000      68,856     --           40      4,000      68,896       72,896
Marriott Atlanta
North Central
Atlanta,
Georgia.........                   --         --       36,462     --          240        --       36,702       36,702
Marriott Houston
Greenspoint
North
Houston, Texas..                   --       3,600      44,211     --          110      3,600      44,321       47,921
Marriott
Minneapolis
Southwest
Minnetonka,
Minnesota.......                   --       2,968      36,933     --          182      2,968      37,115       40,083
Marriott
Harrisburg
Harrisburg, Pennsylvania..      19,475      3,400      38,304     --          273      3,400      38,577       41,977
Marriott Indian
River Plantation
Stuart,
Florida.........                   --       6,800      48,606    (480)        (97)     6,320      48,509       54,829
Marriott Troy
Troy, Michigan..                    (d)     1,790      29,220      19       2,114      1,809      31,334       33,143
Marriott
Philadelphia
West
West
Conshohocken,
Pennsylvania....                   --       2,500      67,279     --           93      2,500      67,372       69,872
Marriott
Pittsburgh
Airport
Pittsburgh,
Pennsylvania....                14,534      3,000      54,780     --           63      3,000      54,843       57,843
Marriott San
Diego Mission
Valley
San Diego,
California......                   --       8,000      40,743     --           68      8,000      40,811       48,811
                              Accumulated   Year    Date of
  Description               Depreciation(c) Built Acquisition
  -----------               --------------- ----- -----------

ClubHouse Inn-
Albuquerque
Albuquerque, New
Mexico..........                    (324)   1987     1998
ClubHouse Inn-
Atlanta
(Norcross)
Atlanta,
Georgia.........                    (542)   1988     1998
ClubHouse-
Overland Park
Overland Park,
Kansas..........                    (414)   1988     1998
ClubHouse Inn
Savannah
Savannah,
Georgia.........                    (260)   1989     1998
ClubHouse Inn -
Topeka
Topeka, Kansas..                    (297)   1986     1998
ClubHouse Inn-
Valadosta
Valadosta,
Georgia.........                    (313)   1988     1998
ClubHouse Inn &
Conference
Center
Nashville,
Tennessee.......                    (690)   1991     1998
Non-Proprietary
Branded
Properties:
Marriott Albany
Albany, New
York............                  (3,048)   1985     1998
Marriott Atlanta
North Central
Atlanta,
Georgia.........                  (1,583)   1975     1998
Marriott Houston
Greenspoint
North
Houston, Texas..                  (1,918)   1981     1998
Marriott
Minneapolis
Southwest
Minnetonka,
Minnesota.......                  (1,601)   1988     1998
Marriott
Harrisburg
Harrisburg, Pennsylvania..        (1,631)   1980     1998
Marriott Indian
River Plantation
Stuart,
Florida.........                  (2,187)   1987     1998
Marriott Troy
Troy, Michigan..                  (3,710)   1990     1995
Marriott
Philadelphia
West
West
Conshohocken,
Pennsylvania....                  (2,916)   1991     1998
Marriott
Pittsburgh
Airport
Pittsburgh,
Pennsylvania....                  (2,412)   1987     1998
Marriott San
Diego Mission
Valley
San Diego,
California......                  (1,755)   1988     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                          Costs Capitalized            Gross Amounts
                                                             Subsequent             at Which Carried at
                                       Initial Cost        to Acquisition           Close of Period(a)
                                   --------------------- ------------------- ---------------------------------
                                             Buildings
                                                and                                   Buildings and
  Description         Encumbrances   Land   Improvements  Land  Improvements   Land   Improvements    Total
  -----------         ------------ -------- ------------ ------ ------------ -------- ------------- ----------

Marriott St.
Louis West
St.
Louis, Missouri..         16,314      1,800      48,251     --         188      1,800      48,439       50,239
Marriott Tyson's
Corner
Tyson's Corner,
Virginia........             --       3,650      64,333     --       5,668      3,650      70,001       73,651
Marriott Warner
Center
Woodland Hills,
California......          49,163      6,250     100,063     --          45      6,250     100,108      106,358
Courtyard by
Marriott
Beachwood, Ohio..            --       1,510       7,553     --        (859)     1,510       6,694        8,204
Crowne Plaza
Ravinia
Atlanta, Georgia..           --       2,996      34,798     --       3,328      2,996      38,126       41,122
Doubletree Hotel
Anaheim
Orange, California..      13,419      2,464      23,297     --         470      2,464      23,767       26,231
Doubletree Hotel
Corporate Woods
Overland Park,
Kansas..........          21,831      3,317      38,088     --         363      3,317      38,451       41,768
Doubletree Hotel
Post Oak
Houston, Texas..          29,642      4,441      43,672     --         982      4,441      44,654       49,095
Doubletree Hotel
St. Louis
St. Louis,
Missouri........          13,319      2,160      18,300     --         469      2,160      18,769       20,929
Doubletree Hotel
Allen Center
Houston, Texas..          11,115      2,280      24,707     --       2,053      2,280      26,760       29,040
Doubletree Guest
Suites
Glenview, Illinois..          (e)     3,237      19,709     --      (2,336)     3,237      17,373       20,610
Doubletree Hotel
Westminster
Westminster
(Denver),
Colorado........              (d)     1,454       9,973      15      1,125      1,469      11,098       12,567
Doubletree Hotel
Tallahassee
Tallahassee,
Florida.........              (d)     2,127       7,779     --       2,999      2,127      10,778       12,905
Doubletree Hotel
Des Plaines
Des Plaines
(Chicago),
Illinois........              (d)     1,903       5,555     --       3,323      1,903       8,878       10,781
Doubletree Hotel
Minneapolis,
Minnesota.......             --       1,650      15,895     --       1,338      1,650      17,233       18,883
Doubletree Hotel
Tulsa,
Oklahoma........           9,203      1,428      18,596     --          55      1,428      18,651       20,079
Doubletree Park
Place
Minneapolis,
Minnesota.......             --       2,188      13,531     --       3,660      2,188      17,191       19,379
Doubletree Miami
Airport
Miami, Florida..              (d)     3,808       7,052     --       2,696      3,808       9,748       13,556
                        Accumulated   Year    Date of
  Description         Depreciation(c) Built Acquisition
  -----------         --------------- ----- -----------

Marriott St.
Louis West
St.
Louis, Missouri..           (2,100)   1990     1998
Marriott Tyson's
Corner
Tyson's Corner,
Virginia........            (2,971)   1981     1998
Marriott Warner
Center
Woodland Hills,
California......            (4,346)   1986     1998
Courtyard by
Marriott
Beachwood, Ohio..             (533)   1986     1997
Crowne Plaza
Ravinia
Atlanta, Georgia..          (4,217)   1986     1995
Doubletree Hotel
Anaheim
Orange, California..        (1,568)   1984     1997
Doubletree Hotel
Corporate Woods
Overland Park,
Kansas..........            (2,554)   1982     1997
Doubletree Hotel
Post Oak
Houston, Texas..            (2,963)   1982     1997
Doubletree Hotel
St. Louis
St. Louis,
Missouri........            (1,238)   1984     1997
Doubletree Hotel
Allen Center
Houston, Texas..            (2,289)   1978     1996
Doubletree Guest
Suites
Glenview, Illinois..        (1,287)   1988     1997
Doubletree Hotel
Westminster
Westminster
(Denver),
Colorado........            (1,082)   1980     1996
Doubletree Hotel
Tallahassee
Tallahassee,
Florida.........              (914)   1977     1996
Doubletree Hotel
Des Plaines
Des Plaines
(Chicago),
Illinois........              (748)   1969     1996
Doubletree Hotel
Minneapolis,
Minnesota.......            (1,350)   1986     1997
Doubletree Hotel
Tulsa,
Oklahoma........            (1,604)   1982     1996
Doubletree Park
Place
Minneapolis,
Minnesota.......            (1,229)   1981     1997
Doubletree Miami
Airport
Miami, Florida..              (831)   1975     1996

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                      Costs Capitalized            Gross Amounts
                                                         Subsequent             at Which Carried at
                                   Initial Cost        to Acquisition           Close of Period(a)
                               --------------------- ------------------- ---------------------------------
                                         Buildings
                                            and                                   Buildings and
  Description     Encumbrances   Land   Improvements  Land  Improvements   Land   Improvements    Total
  -----------     ------------ -------- ------------ ------ ------------ -------- ------------- ----------

Embassy Suites
Chicago,
Illinois........      40,853        --       82,017     --         --         --       82,017       82,017
Embassy Suites
Schaumburg,
Illinois........          (d)     2,001      29,350     --       2,691      2,001      32,041       34,042
Embassy Suites
Hunt Valley,
Maryland........         --         529      13,872       6        314        535      14,186       14,721
Embassy Suites
Phoenix North
Phoenix,
Arizona.........          (d)     2,028      40,160     --          41      2,028      40,201       42,229
Hyatt Newporter
Newport Beach,
California......         --         --       15,611     --         296        --       15,907       15,907
Hyatt Regency
Lexington,
Kentucky........         --         --       11,958     --       1,224        --       13,182       13,182
Hilton Cleveland
South
Independence,
Ohio............          (d)     2,760      12,264      29      1,277      2,789      13,541       16,330
Hilton Gateway
Newark
Newark, New
Jersey..........          (d)     1,740      31,262     --          50      1,740      31,312       33,052
Hilton Columbus
Columbus,
Georgia.........          (d)       570      13,132     --         --         570      13,132       13,702
Hilton Del Mar
Del Mar (San
Diego),
California......          (d)     1,900      11,435      20        537      1,920      11,972       13,892
Hilton Greenwood
Village (Denver
South)
Greenwood
Village,
Colorado........         --       1,800      42,003     --         --       1,800      42,003       43,803
Hilton Dania
Dania, Florida..         --       2,651      24,748     --       2,108      2,651      26,856       29,507
Hilton
Huntington
Melville, New
York............          (d)     3,000      49,435     --          10      3,000      49,445       52,445
Hilton
Parsipanny
Parsipanny, New
Jersey..........          (e)     5,350      87,775     --          36      5,350      87,811       93,161
Hilton Melbourne
Airport
Melbourne,
Florida.........          (e)     1,502       6,391     --      (5,734)     1,502         657        2,159
Holiday Inn San
Angelo
San Angelo,
Texas...........         --         428       3,982      11        197        439       4,179        4,618
Holiday Inn
Aristocrat
Dallas, Texas...         --         144       7,806       2        244        146       8,050        8,196
Holiday Inn
Lennox
Atlanta,
Georgia.........         --         --       10,090     --        (477)       --        9,613        9,613
                    Accumulated   Year    Date of
  Description     Depreciation(c) Built Acquisition
  -----------     --------------- ----- -----------

Embassy Suites
Chicago,
Illinois........        (3,613)   1991     1998
Embassy Suites
Schaumburg,
Illinois........        (1,354)   1984     1998
Embassy Suites
Hunt Valley,
Maryland........        (1,661)   1985     1995
Embassy Suites
Phoenix North
Phoenix,
Arizona.........        (1,771)   1985     1998
Hyatt Newporter
Newport Beach,
California......        (1,762)   1962     1996
Hyatt Regency
Lexington,
Kentucky........        (1,338)   1977     1996
Hilton Cleveland
South
Independence,
Ohio............        (1,591)   1980     1995
Hilton Gateway
Newark
Newark, New
Jersey..........        (1,378)   1971     1998
Hilton Columbus
Columbus,
Georgia.........          (578)   1982     1998
Hilton Del Mar
Del Mar (San
Diego),
California......        (1,270)   1989     1996
Hilton Greenwood
Village (Denver
South)
Greenwood
Village,
Colorado........        (1,850)   1982     1998
Hilton Dania
Dania, Florida..        (1,134)   1988     1998
Hilton
Huntington
Melville, New
York............        (2,178)   1988     1998
Hilton
Parsipanny
Parsipanny, New
Jersey..........        (3,868)   1981     1998
Hilton Melbourne
Airport
Melbourne,
Florida.........          (329)   1986     1997
Holiday Inn San
Angelo
San Angelo,
Texas...........          (501)   1984     1995
Holiday Inn
Aristocrat
Dallas, Texas...          (964)   1925     1995
Holiday Inn
Lennox
Atlanta,
Georgia.........        (1,117)   1987     1996

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                      Costs Capitalized             Gross Amounts
                                                         Subsequent              at Which Carried at
                                   Initial Cost        to Acquisition            Close of Period(a)
                               --------------------- -------------------- ---------------------------------
                                         Buildings
                                            and                                    Buildings and
  Description     Encumbrances   Land   Improvements  Land   Improvements   Land   Improvements    Total
  -----------     ------------ -------- ------------ ------  ------------ -------- ------------- ----------

Holiday Inn
Northwest
Houston, Texas..         --         333       2,324       4         378        337       2,702        3,039
Holiday Inn
Northwest Plaza
Austin, Texas...         --       1,424       9,323      15         213      1,439       9,536       10,975
Holiday Inn
Select--Farmers
Branch
Farmers Branch
(Dallas),
Texas...........         --       3,045      15,786      33       1,955      3,078      17,741       20,819
Holiday Inn
Westlake
Beachwood,
Ohio............         --       2,843      14,218     --       (1,811)     2,843      12,407       15,250
Holiday Inn
Brentwood
Brentwood,
Tennessee.......         --       1,080      22,342     --            4      1,080      22,346       23,426
Holiday Inn
San Francisco,
California......         --         --       18,807     --          113        --       18,920       18,920
Omni Inner
Harbour Hotel
Baltimore,
Maryland........         --       1,129      49,491     --      (14,771)     1,129      34,720       35,849
Radisson
Burlington
Burlington,
Vermont.........          (e)       935      28,453     --           11        935      28,464       29,399
Radisson Hotel &
Suites
Dallas, Texas...         --       1,011       8,276      10         308      1,021       8,584        9,605
Radisson
Englewood
Englewood, New
Jersey..........         --         --       26,320     --          --         --       26,320       26,320
Radisson Suite
Hotel
Kansas City,
Kansas..........         --         914      10,341     --       (8,249)       914       2,092        3,006
Radisson Hotel
Lisle,
Illinois........          (e)     1,995      24,726     --          --       1,995      24,726       26,721
Radisson New
Orleans
New Orleans,
Louisiana.......         --       2,463      23,630      43       1,096      2,506      24,726       27,232
Radisson
Northbrook
Northbrook,
Illinois........         --       1,437      10,968      16         312      1,453      11,280       12,733
Radisson
Overland Park
Overland Park,
Kansas..........         --       1,296       5,377      14         578      1,310       5,955        7,265
Radisson
Riverwalk
Jacksonville,
Florida.........         --       2,400      16,965    (388)        486      2,012      17,451       19,463
Radisson Plaza
Hotel
San Jose Airport
San Jose,
California......          (e)     1,438      40,474     --          --       1,438      40,474       41,912
                    Accumulated   Year    Date of
  Description     Depreciation(c) Built Acquisition
  -----------     --------------- ----- -----------

Holiday Inn
Northwest
Houston, Texas..          (311)   1982     1995
Holiday Inn
Northwest Plaza
Austin, Texas...        (1,148)   1984     1995
Holiday Inn
Select--Farmers
Branch
Farmers Branch
(Dallas),
Texas...........        (2,051)   1979     1995
Holiday Inn
Westlake
Beachwood,
Ohio............        (1,010)   1980     1997
Holiday Inn
Brentwood
Brentwood,
Tennessee.......          (984)   1989     1998
Holiday Inn
San Francisco,
California......        (1,302)   1964     1997
Omni Inner
Harbour Hotel
Baltimore,
Maryland........        (3,387)   1968     1997
Radisson
Burlington
Burlington,
Vermont.........        (1,254)   1975     1998
Radisson Hotel &
Suites
Dallas, Texas...        (1,027)   1986     1995
Radisson
Englewood
Englewood, New
Jersey..........        (1,159)   1989     1998
Radisson Suite
Hotel
Kansas City,
Kansas..........          (564)   1931     1995
Radisson Hotel
Lisle,
Illinois........        (1,089)   1987     1998
Radisson New
Orleans
New Orleans,
Louisiana.......        (2,900)   1924     1995
Radisson
Northbrook
Northbrook,
Illinois........          (948)   1976     1997
Radisson
Overland Park
Overland Park,
Kansas..........          (481)   1974     1997
Radisson
Riverwalk
Jacksonville,
Florida.........        (1,158)   1979     1997
Radisson Plaza
Hotel
San Jose Airport
San Jose,
California......        (1,783)   1985     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 1999

                                                      Costs Capitalized            Gross Amounts
                                                         Subsequent             at Which Carried at
                                   Initial Cost        to Acquisition           Close of Period(a)
                               --------------------- ------------------- ---------------------------------
                                         Buildings
                                            and                                   Buildings and
  Description     Encumbrances   Land   Improvements  Land  Improvements   Land   Improvements    Total
  -----------     ------------ -------- ------------ ------ ------------ -------- ------------- ----------

Radisson Suites
Town & Country
Houston, Texas..          (d)       655       9,725       7        198        662       9,923       10,585
Radisson Hotel
Beachwood,
Ohio............       5,437      2,226      11,129     --      (1,146)     2,226       9,983       12,209
Radisson Hotel
Akron, Ohio.....         --       1,136       5,678     --        (820)     1,136       4,858        5,994
Ramada Hotel
San Francisco,
California......         --         --       15,853     --         133        --       15,986       15,986
Sheraton Four
Points
Blacksburg,
Virginia........         --         470      16,651     --          10        470      16,661       17,131
Sheraton Four
Points
Saginaw,
Michigan........                     73        ,451                 11         81        ,762         ,543
WestCoast Valley
River Inn
Eugene, Oregon..         --       1,754      15,839      19      1,005      1,773      16,844       18,617
Fort Magruder
Inn and
Conference
Center
Williamsburg,
Virginia........         --       2,192      22,499     --           4      2,192      22,503       24,695
Park Shore
Honolulu
Honolulu,
Hawaii..........         --         --       24,339     --         560        --       24,899       24,899
Santa Maria
Key West,
Florida.........       4,000      5,341         --       81        --       5,422         --         5,422
Le Mannoir de
Gressey
Seine et Maine
Near Paris......       7,793      1,209       7,181     --         --       1,209       7,181        8,390
Regency
San Juan, Puerto
Rico............         --       4,910       4,208     --         805      4,910       5,013        9,923
Condado
San Juan, Puerto
Rico............      53,167      5,700      72,982     --       7,578      5,700      80,560       86,260
Other:
Golden Door Spa
Escondido,
California......       4,000      5,800       3,000     --         --       5,800       3,000        8,800
Canal Place
Retail Mall and
Garage
New Orleans,
Louisiana.......         --         --       38,129     --         375        --       38,504       38,504
                    --------   --------  ----------  ------   --------   --------  ----------   ----------
                    $773,625   $457,450  $4,435,949  $9,123   $204,201   $466,573  $4,640,150   $5,106,723
                    ========   ========  ==========  ======   ========   ========  ==========   ==========
                    Accumulated   Year    Date of
  Description     Depreciation(c) Built Acquisition
  -----------     --------------- ----- -----------

Radisson Suites
Town & Country
Houston, Texas..        (1,200)   1986     1995
Radisson Hotel
Beachwood,
Ohio............          (789)   1968     1997
Radisson Hotel
Akron, Ohio.....          (399)   1989     1997
Ramada Hotel
San Francisco,
California......        (1,103)   1962     1997
Sheraton Four
Points
Blacksburg,
Virginia........          (734)   1971     1998
Sheraton Four
Points
Saginaw,
Michigan........           808)   1984     1995
WestCoast Valley
River Inn
Eugene, Oregon..        (1,577)   1973     1996
Fort Magruder
Inn and
Conference
Center
Williamsburg,
Virginia........          (991)   1975     1998
Park Shore
Honolulu
Honolulu,
Hawaii..........        (1,652)   1968     1997
Santa Maria
Key West,
Florida.........           --     1951     1998
Le Mannoir de
Gressey
Seine et Maine
Near Paris......        (8,452)   1993     1999
Regency
San Juan, Puerto
Rico............          (220)   1963     1998
Condado
San Juan, Puerto
Rico............        (5,216)   1959     1998
Other:
Golden Door Spa
Escondido,
California......          (132)   1954     1998
Canal Place
Retail Mall and
Garage
New Orleans,
Louisiana.......           --     1984     1999
                  ---------------
                     $(273,272)
                  ===============

                           WYNDHAM INTERNATIONAL INC.

                             NOTES TO SCHEDULE III
                                 (in thousands)

                                          Year Ended   Year Ended   Year Ended
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ ------------
(a)Reconciliation of Real Estate
  Balance at beginning of period........  $4,995,837   $1,863,568   $  597,494
  Additions during period:
    Acquisitions........................     267,975    2,967,790    1,209,052
    Improvements........................     166,574      164,479       57,022
  Deductions during period
    Sale of properties..................    (269,493)         --           --
    Basis adjustments in accordance with
     the purchase method of accounting
     due to the exchange of OP
     units and acquisition of third
     party's minority interest..........     (54,170)         --           --
                                          ----------   ----------   ----------
  Balance at end of period..............  $5,106,723   $4,995,837   $1,863,568
                                          ==========   ==========   ==========
(b)Reconciliation of Accumulated Depre-
 ciation:
    Balance at beginning of period......  $  132,809   $   41,041   $   12,048
  Additions during period
    Depreciation for the period.........     151,184       91,768       28,993
  Deductions during period
    Sale of properties..................     (10,721)         --           --
                                          ----------   ----------   ----------
  Balance at the end of period .........  $  273,272   $  132,809   $   41,041
                                          ==========   ==========   ==========

(c) Depreciation is computed on buildings and improvements based upon a useful life of 35 years.

(d) Hotel secures mortgage indebtedness of $346,000

(e) Hotel secures mortgage indebtedness of $235,000

(f) Hotel is encumbered by a capital lease obligation of $19,233

(g) Hotel is encumbered by a capital lease obligation of $4,238

(h) Hotel secures mortgage indebtedness of $31,670