Form 10-Q
period 2000-03-31
WYNDHAM INTERNATIONAL INC
filed 2000-05-15
CIK 715273

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

  For the quarterly period ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                               ----------------

                         Commission File Number 1-9320

                          WYNDHAM INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

              Delaware                                 94-2878485
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, as of the close of business on May 10, 2000, was 167,721,297.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Financial Statements..............................................   3

Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
   and December 31, 1999..................................................   3
  Condensed Consolidated Statements of Operations for the three months
   ended March 31, 2000 and 1999 (unaudited)..............................   4
  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2000 and 1999 (unaudited)..............................   5
  Notes to Condensed Consolidated Financial Statements as of March 31,
   2000 (unaudited).......................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  15

Item 3. Qualitative and Quantitative Disclosures about Market Risks.......  20

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................  22

Item 2. Changes in Securities and Use of Proceeds.........................  23

Item 3. Defaults Upon Senior Securities...................................  23

Item 4. Submission of Matters to Vote of Security Holders.................  23

Item 5. Other Information.................................................  23

Item 6. Exhibits and Reports on Form 8-K:
  Exhibits................................................................  24
  Reports on Form 8-K.....................................................  24

Signature.................................................................  25

                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       March 31,   December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                      (unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $    94,471  $   144,333
 Restricted cash....................................      135,690      102,480
 Accounts and lease revenue receivable..............      255,846      186,321
 Inventories........................................       22,103       23,304
 Prepaid expenses and other assets..................       17,282       21,197
                                                      -----------  -----------
 Total current assets...............................      525,392      477,635
                                                      -----------  -----------
Investment in real estate and related improvements
 net of accumulated depreciation of $543,749 in 2000
 and $478,494 in 1999...............................    5,393,076    5,413,178
Investment in unconsolidated subsidiaries...........      165,956      165,663
Notes and other receivables.........................       40,707       42,653
Management contract costs, net of accumulated
 amortization $25,275 in 2000 and $26,359 in 1999...       96,734      129,362
Leasehold costs, net of accumulated amortization of
 $17,351 in 2000 and $15,305 in 1999................      128,691      133,102
Trade names and franchise costs, net of accumulated
 amortization of $12,700 in 2000 and $11,328 in
 1999...............................................      109,109      116,521
Deferred acquisition costs..........................        3,544        2,584
Goodwill, net of accumulated amortization of $33,534
 in 2000 and $30,141 in 1999........................      368,164      378,916
Deferred expenses, net of accumulated amortization
 of $19,833 in 2000 and $46,614 in 1999.............      119,678       97,767
Other assets........................................       46,023       46,109
                                                      -----------  -----------
 Total assets.......................................  $ 6,997,074  $ 7,003,490
                                                      ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..............  $   233,714  $   322,195
 Deposits...........................................       35,853       39,452
 Current portion of borrowings under credit
  facility, term loans, mortgage notes and capital
  lease obligations.................................      178,693      130,177
                                                      -----------  -----------
 Total current liabilities..........................      448,260      491,824
                                                      -----------  -----------
Borrowings under credit facility, term loans,
 mortgage notes and capital lease obligations.......    3,548,259    3,513,379
Deferred income taxes...............................      653,109      656,164
Deferred income.....................................       15,862       15,543
Minority interest in operating partnerships.........       22,192       22,435
Minority interest in other consolidated
 subsidiaries.......................................      165,761      166,483

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  10,523,696 in 2000 and 10,344,662 in 1999.........          105          103
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,250,136 in 2000 and 167,193,696 in 1999.......        1,673        1,672
 Additional paid in capital.........................    3,771,530    3,753,235
 Receivable from shareholders and affiliates........      (17,434)     (17,210)
 Unearned stock compensation, net of accumulated
  amortization of $19,450 in 2000 and $19,297 in
  1999..............................................         (102)        (255)
 Unrealized loss on securities available for sale...         (863)      (1,000)
 Unrealized foreign exchange gain...................       (6,555)      (7,576)
 Accumulated deficit................................   (1,604,723)  (1,591,307)
                                                      -----------  -----------
 Total shareholders' equity.........................    2,143,631    2,137,662
                                                      -----------  -----------
 Total liabilities and shareholders' equity.........  $ 6,997,074  $ 7,003,490
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
Revenue:
  Hotel revenue........................................... $637,061  $638,830
  Participating and land lease revenue....................      --        333
  Racecourse facility.....................................      --      4,561
  Management fee and service fee income...................   12,600    22,791
  Interest and other income...............................    3,965     4,560
                                                           --------  --------
    Total revenue.........................................  653,626   671,075
                                                           --------  --------
Expenses:
  Hotel expenses..........................................  439,554   445,732
  Racing facility operations..............................      --      3,867
  General and administrative..............................   23,116    51,199
  Interest expense........................................   91,863    90,215
  Depreciation and amortization...........................   79,451    76,109
  Net loss (gain) on sale of assets.......................    3,208    (2,775)
                                                           --------  --------
    Total expenses........................................  637,192   664,347
                                                           --------  --------
Operating income..........................................   16,434     6,728
  Equity in earnings of unconsolidated subsidiaries.......      490     2,701
                                                           --------  --------
Income before income tax provision and minority
 interests................................................   16,924     9,429
  Income tax provision....................................   (2,945)   (8,943)
                                                           --------  --------
Income before minority interests..........................   13,979       486
  Minority interest in the operating partnerships.........      --      1,958
  Minority interest in other consolidated subsidiaries....   (2,382)   (1,872)
                                                           --------  --------
Net income................................................ $ 11,597  $    572
                                                           ========  ========
Basic loss attributable to common shareholders:
  Net income..............................................   11,597       572
  Adjustment for equity forwards..........................      --     (8,395)
  Preferred stock dividends...............................  (25,215)     (373)
                                                           --------  --------
    Basic net loss........................................ $(13,618) $ (8,196)
                                                           ========  ========
Basic loss per common share:                               $  (0.08) $  (0.05)
                                                           ========  ========
Diluted loss attributable to common shareholders:
  Net income.............................................. $ 11,597  $    572
  Adjustment for equity forwards..........................      --    (20,033)
  Preferred stock dividends...............................  (25,215)     (373)
                                                           --------  --------
    Diluted net loss...................................... $(13,618) $(19,834)
                                                           ========  ========
Diluted loss per common share:                             $  (0.08) $  (0.13)
                                                           ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)
                                  (unaudited)

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Cash flows from operating activities:
Net income.................................................  $ 11,597  $    572
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization.............................    79,451    76,109
 Amortization of unearned stock compensation...............       153     4,330
 Amortization of deferred loan costs.......................     5,278    10,636
 Net loss (gain) on sale of assets.........................     3,208    (2,775)
 Equity in earnings of unconsolidated subsidiaries.........      (490)   (2,701)
 Minority interest in operating partnerships...............       --     (1,958)
 Minority interest in other consolidated subsidiaries......     2,382     1,872
 Deferred income taxes.....................................    (3,055)  (10,805)
 Provision for doubtful accounts...........................       813       --
Changes in assets and liabilities:
 Accounts and lease revenue receivable and other assets....   (39,637)  (32,169)
 Inventories...............................................     1,312       459
 Accounts payable and accrued expenses.....................   (34,113)   37,721
                                                             --------  --------
 Net cash provided by operating activities.................    26,899    81,291
                                                             --------  --------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital assets...........................................   (20,626)  (32,258)
 Improvements and additions to hotel properties............   (40,707)  (50,938)
 Net proceeds from asset sales.............................    45,967    19,444
 Payment of contingent liability...........................   (32,825)      --
 Acquisition of management contracts.......................       --     (1,679)
 Collections on other notes receivable.....................       312     2,431
 Advances on other notes receivable........................      (344)   (2,498)
 Increase in restricted cash accounts......................   (33,210)   (5,145)
 Investment in unconsolidated subsidiaries.................    (4,370)      --
 Deferred acquisition costs................................      (963)   (1,873)
 Net payments collected from unconsolidated subsidiaries...       622     1,874
 Other.....................................................     1,426     5,770
                                                             --------  --------
 Net cash used in investing activities.....................   (84,718)  (64,872)
                                                             --------  --------
Cash flows from financing activities:
 Borrowings under credit facility, term loans, mortgage
  notes and capital lease obligations......................   150,081    52,252
 Net repayments on credit facility and other debt..........  (105,471)  (21,424)
 Payment of deferred loan costs............................       --    (12,705)
 Premiums paid for financial derivatives...................   (34,360)      --
 Proceeds received from financial derivatives..............     6,654       --
 Distribution to minority interest holders.................    (3,147)  (18,759)
 Dividends and distributions paid..........................    (7,312)      --
 Foreign currency translation adjustment...................     1,212    (6,472)
 Other.....................................................       300      (610)
                                                             --------  --------
 Net cash provided (used) by financing activities..........     7,957    (7,718)
                                                             --------  --------
Net (decrease) increase in cash and cash equivalents.......   (49,862)    8,701
                                                             --------  --------
Cash and cash equivalents at beginning of period...........   144,333   123,085
                                                             --------  --------
Cash and cash equivalents at end of period.................  $ 94,471  $131,786
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except share amounts)
                                  (unaudited)

1. Organization and Basis of Presentation

  Wyndham International, Inc., as currently constituted, was formed through the June 30, 1999 restructuring and reorganization of Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot") and Wyndham International, Inc. (collectively with its subsidiaries, "Old Wyndham"). Prior to June 30, 1999, the shares of common stock of Patriot were paired and traded together with the shares of Old Wyndham, on a one for one basis, as a single unit pursuant to a stock pairing arrangement, and were referred to as paired shares.

  Patriot was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. Old Wyndham was formed in connection with Patriot's merger with and into California Jockey Club and Bay Meadows Operating Company ("Bay Meadows") on July 1, 1997 (the "Cal Jockey Merger"). Patriot and Old Wyndham are both Delaware corporations.

  Effective June 30, 1999, a subsidiary of Old Wyndham merged with and into Patriot with Patriot being the surviving entity and becoming a subsidiary of Old Wyndham. In connection with this restructuring, the pairing agreement between Patriot and Old Wyndham was terminated, Patriot's status as a real estate investment trust terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date. This merger converted each previously outstanding paired share into one share of Wyndham class A common stock. Old Wyndham and its subsidiaries, which now include Patriot, are hereafter referred to as "Wyndham" or the "Company." Unless otherwise stated herein, all information with respect to shares refers to Wyndham class A common stock since June 30, 1999 and to paired shares for periods before June 30, 1999.

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

  As of March 31, 2000, the Company owned interests in 163 hotels with over 43,000 guest rooms and leased 36 hotels from third parties with over 5,400 guest rooms. In addition, the Company managed 65 hotels for third party owners with over 18,000 guest rooms and franchised 21 hotels with over 4,200 guest rooms.

 Principles of consolidation and combination

  The unaudited consolidated financial statements for March 31, 2000 include the accounts of the Company, its wholly owned subsidiaries, including Patriot, and the partnerships, corporations and limited liability companies in which the Company owns a controlling interest.

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

  These financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)

of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to current period presentation with no effect to previously reported net income or retained earnings.

2. Acquisitions and Disposals

 Acquisitions

  In January 2000, the Company acquired the remaining interests in Wyndham Chicago for approximately $20,626.

 Disposals

  On March 2, 2000, the Company sold Radisson Overland Park for a gross sales price of $5,500 and received net cash proceeds of $5,280.

  On March 17, 2000, the Canal Place retail and garage were sold for a gross sales price of $38,750 and net cash proceeds of $38,587.

  Effective March 31, 2000, the Company sold its Sierra Suites(R) hotel brand, properties and related assets (the "Sierra transaction") to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53,000. The transaction included the sale by the Company of one owned and three leased properties, seventeen franchise and management contracts for Sierra Suites(R) and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company is to receive net cash proceeds of $23,045 and is relieved of $29,770 of future obligations with respect to a related agreement. A gain of $974 was recognized as a result of the transaction.

3. Restructuring

  During 1999, the Company recorded a restructuring charge of $285,267 as a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. The restructuring activities primarily related to (1) the termination of the paired share structure, (2) the exiting of the European market for its non-branded assets, (3) the exiting of the limited service hotel sector, (4) the closure of the Phoenix division office, (5) the closure of the Wichita division office, and (6) the elimination of certain brands. These restructuring activities resulted in the write-down of assets held for sale to estimated fair value and the write-down of intangible assets. The Company also incurred costs to sever employees, lease abandonment costs, and other costs relating to exiting these activities.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)


  During the first quarter of 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments, some of which are paid on a monthly basis, are completed. A detail of the 1999 restructuring charge is as follows:

                                                        Accrued             Accrued
                              Cash/     Restructuring   Balance             Balance
Description                 Non-Cash       Charge     at 12/31/99 Activity at 3/31/00
-----------               ------------- ------------- ----------- -------- ----------
Organizational
 Restructuring
Write-down of intangible
 assets.................  Non-cash        $ (83,094)    $   --     $  --    $   --
Severance packages......  Cash/non-cash      (4,675)       (500)      --       (500)
Downsizing European
 division
Write-down of assets
 held for sale..........  Non-cash          (69,491)        --        --        --
Write-down of intangible
 assets.................  Non-cash          (28,394)        --        --        --
Severance packages......  Cash               (3,578)     (2,458)    2,458       --
Lease cancellations and
 commitments............  Cash               (1,907)     (1,907)    1,907       --
Other exit costs........  Cash               (4,062)     (2,408)    2,127      (281)
Exiting limited service
 hotel sector
Write-down of assets
 held for sale..........  Non-cash          (63,328)        --        --        --
Write-down of intangible
 assets.................  Non-cash           (8,834)        --        --        --
Closing of the Phoenix
 division office
Severance packages......  Cash               (2,006)       (312)      --       (312)
Lease cancellations and
 commitments............  Cash                 (492)       (321)       34      (287)
Closing of the Wichita
 division office
Severance packages......  Cash               (1,872)     (1,872)    1,328      (544)
Elimination of certain
 hotel brands
Write-down of intangible
 assets.................  Non-cash          (12,821)        --        --        --
Other
Other exit costs........  Cash                 (713)        --        --        --
Effect of foreign
 currency translation...  Non-cash              --            8        (5)        3
                                          ---------     -------    ------   -------
Total...................                  $(285,267)    $(9,770)   $7,849   $(1,921)
                                          =========     =======    ======   =======

4. Mortgage Notes

  In connection with the acquisition of the controlling interest in Wyndham Chicago, the Company now consolidates mortgage debt associated with the property of approximately $38,910; the loan bears interest at LIBOR plus 3.5% and matures on August 20, 2001.

5. Financial Derivatives

  The Company enters into interest rate swap and cap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt using a method which approximates the effective interest method (i.e., the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued expenses or other assets.

  The Company also enters into interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its outstanding debt. An interest rate cap entitles the Company to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)

expense (i.e., strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount Wyndham is obligated to pay the counterparty is an initial premium. The cost of the agreements (i.e., the initial premium) is included in deferred expenses and amortized to interest expense ratably during the life of the agreement.

  As of March 31, 2000, the Company had entered into additional interest rate hedges for a total notional amount of $1,500,000. The interest rate swaps and caps are structured such that each hedge has a series of trigger levels in which the hedge can become ineffective for any reset period that the 1-month LIBOR rises above the trigger level; however, the Company has the option of choosing to increase the trigger levels prior to that occurence. If LIBOR resets below the trigger level, the hedge becomes effective again. The Company paid approximately $34,360 in premiums to enter into these contracts.

                                      Notional                        Trigger
   Hedge                               Amount   Terms      Rate        Level
   -----                              -------- ------- ------------ -----------
   Interest Rate Swaps............... $700,000 5 years 6.1% - 6.75% 7.0% - 8.5%
   Interest Rate Caps................ $250,000 3 years        4.75%        7.5%
   Interest Rate Corridor............ $550,000 3 years        5.25%        7.5%

  In addition, the Company shortened the terms of three existing hedges and received net proceeds of approximately $6,654. The proceeds received were capitalized and are included in deferred expenses in the accompanying condensed consolidated balance sheet as of March 31, 2000. The proceeds will be amortized over the remaining terms of the contracts as a reduction to interest expense. The hedges were as follows:

                                                Notional Original Revised
   Hedge                                         Amount  Maturity Maturity Rate
   -----                                        -------- -------- -------- -----
   Interest Rate Swap.......................... $375,000 11/01/02 03/01/02 6.26%
   Interest Rate Swap.......................... $125,000 11/01/02 03/01/02 5.56%
   Interest Rate Swap.......................... $250,000 06/01/03 03/01/02 5.84%

  The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The unrealized gain on the Company's derivative instruments was approximately $41,607 as of March 31, 2000, which represents the net proceeds the Company would receive if the derivatives were sold.

6. Comprehensive Income

  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income (loss) for the periods is as follows:

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
   Net income................................................. $11,597 $   572
   Unrealized gain (loss) on securities available for sale....   1,021     (36)
   Unrealized foreign exchange gain (loss)....................     137  (6,472)
                                                               ------- -------
     Total comprehensive income (loss)........................ $12,755 $(5,936)
                                                               ======= =======

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)


7. Computation of Earnings Per Share

  Earnings per share have been computed as follows:

                                     Three Months Ended   Three Months Ended
                                       March 31, 2000       March 31, 1999
                                     -------------------- --------------------
                                      Basic    Diluted(1)  Basic    Diluted(1)
                                     --------  ---------- --------  ----------
                                         (in thousands, except per share
                                                    amounts)
Net income.......................... $ 11,597   $ 11,597  $    572   $    572
Adjustment for equity forwards(2)...      --         --     (8,395)   (20,033)
Preferred stock dividends...........  (25,215)   (25,215)     (373)      (373)
                                     --------   --------  --------   --------
Net loss attributable to common
 shareholders....................... $(13,618)  $(13,618) $ (8,196)  $(19,834)
                                     ========   ========  ========   ========
Weighted average number of common
 shares outstanding.................  167,204    167,204   154,990    154,990
                                     ========   ========  ========   ========
Net loss per share.................. $  (0.08)  $  (0.08) $  (0.05)  $  (0.13)
                                     ========   ========  ========   ========

--------
(1) For the three months ended March 31, 2000, the dilutive effect of unvested stock grants of 810, the option to purchase common stock of 44 and preferred stock of 122,511 were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 1999, the dilutive effect of unvested stock grants of 796, the option to purchase common stock of 15, and 8,423 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts which could be settled in cash or stock, at the Company's option.

8. Commitments and Contingencies

 Future Earn-out Obligations

  In connection with the acquisition of the partnership interests in SF Hotel Company, L.P., the Company was subject to future purchase price adjustments. These adjustments were based on (i) the achievement of certain performance criteria through 2000 for hotels which were not open for business (or had recently opened) as of the date of acquisition and (ii) the fulfillment of the Company's obligation to develop seven hotels. The obligations related to the purchase price adjustments were payable in 2000 and 2001. Effective February 8, 2000, the Company paid an additional $32,825 to SF Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, as additional consideration pursuant to the purchase agreement. In addition, as a result of the Sierra transaction, the Company will not be liable for any additional amounts due in 2000 or 2001.

 Contingencies

  On June 29, 1992, an action for trademark infringement was filed in the New York Supreme Court of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al. v. Wyndham Hotel Company. Ltd. It is based upon the Madoses' alleged use of the trademark Wyndham(R) in connection with the Wyndham Hotel located in Manhattan, New York City, and operated by the Madoses since 1966 pursuant to a lease agreement entered into by the Madoses on June 1, 1957. The case was tried in May 1996, and an order and partial judgment were entered in March 1998. The order enjoins the Company from using the name and trademark "Wyndham" in connection with advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on Wyndham's use of the name and mark "Wyndham" in all other areas of New York outside of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. In December 1998, Wyndham appealed that judgment to the New York Supreme

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)

Court, Appellate Division, First Department. In January 1999, Wyndham moved for a stay of the injunction pending appeal, which motion was granted by the Appellate Division, First Department on February 4, 1999. On May 18, 1999, the Appellate Division, First Department rendered a decision and order affirming the final judgment. On May 24, 1999, Wyndham filed a motion for permission to appeal that decision to the Court of Appeals of the State of New York. In July 1999, Wyndham received notice that the Court of Appeals of the State of New York would not hear the appeal.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No. 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. On or about May 8, 2000, the parties to the litigation participated in a voluntary mediation in which they agreed, in principal, to settle the dispute. The settlement provides for a payment by Wyndham of $3 million, subject to a refund of up to approximately $715,000, due May 25, 2001, depending on the amount by which Wyndham's stock price increases between now and May 8, 2001. The parties expect the settlement to be finalized shortly.

  On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson, et al. v. Patriot American Hospitality, Inc. et al., C-99-2153, was commenced on behalf of all former stockholders of Bay Meadows stock during a class period from June 2, 1997 to the date the lawsuit was filed. The action asserts securities fraud claims and alleges that the purported class members wrongfully were induced to tender their Bay Meadows shares as part of the Cal Jockey Merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud stockholders about their intentions to acquire numerous hotels and saddle the Company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in Northern District of California for consolidated purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints, and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On or about June 22, 1999, a punative class action lawsuit, captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded stockholders by issuing false statements about Wyndham. The complaint was filed on behalf of all stockholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, (filed on June 23, 1999), David Lee Meisenburg v. Patriot American Hospitality, Inc., Wyndham International, Inc. James D. Carreker, and Paul A. Nussbaum, No. 3-99-CV1686-X, (filed July 27, 1999) and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, (filed on or about August 27, 1999), allege substantially the same allegations. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)

members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaint, and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, however the allegations in the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under the California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase of Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

  Patriot and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with an additional $5 million to be paid if PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes Carneros Valley Investors $5 million and alleges that Patriot acted negligently, fraudulently and in bad faith in attempting to get the approval for the development. The complaint has been amended to allege fraud, purportedly entitling the plaintiff to rescind the sale. Patriot has answered the complaint, but to date, no discovery has been taken. Wyndham intends to defend the suit vigorously.

  Patriot IHC/Jacksonville Corporation and IHC Realty Partnership are parties to a dispute with another limited partner of the partnership relating to a proposed hotel development in Jacksonville, Florida. The case is captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., and was originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but was later removed and is now pending in the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ. J 20B. Wyndham plans to vigorously defend this lawsuit.

9. Dividends

  On March 31, 2000, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partly in cash and partly in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 972 shares of series A preferred stock and 178,062 shares of series B preferred stock.

10. Segment Reporting

  The Company classifies its business into proprietary owned brands and non-proprietary brand hotel divisions, under which it manages the business.

  Wyndham is the brand umbrella under which all of its proprietary products are marketed. It includes three four-star, upscale hotel brands that offer full-service accommodations to business and leisure travelers, as well as the five-star luxury resort hotel brand.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)

 Description of reportable segments

  The Company has seven reportable segments: Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Summerfield Suites by Wyndham(TM), Wyndham Gardens(R), other proprietary branded hotel properties, non-proprietary branded hotel properties and other.

  . Wyndham Hotels & Resorts(R) are upscale, full-service hotel properties that contain an average of 400 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service.

  . Wyndham Luxury Resorts are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world's preeminent spas.

  . Wyndham Gardens(R) are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden(R) libraries and laundry and room service.

  . Summerfield Suites by Wyndham(TM) offers guests the highest quality lodging in the upscale all suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

  . Other proprietary branded hotel properties include Malmaison, Sierra Suites, Clubhouse and the hotels acquired in the Arcadian acquisition.

  . Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and other independents.

  . Other includes management fee and service fee income, participating lease revenues, racecourse facility revenue and expenses, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expenses and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

 Factors management used to identify the reportable segments

  The Company's reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specified characteristics of each segment.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)
                                  (unaudited)


 Measurement of segment profit or loss

  The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income
(loss) for each segment for the three months ended March 31, 2000 and 1999, respectively, are as follows:

                           Wyndham   Wyndham            Summerfield    Other        Non
                           Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
                          Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other     Total
                          ---------- ------- ---------- ----------- ----------- ----------- ---------  --------
Three Months Ended March
 31, 2000
Total revenue...........   $301,704  $30,100  $23,909     $33,299     $14,375    $233,674   $  16,565  $653,626
Operating income
 (loss).................   $ 94,723  $10,824  $ 4,604     $ 6,605     $ 3,504    $ 64,387   $(168,213) $ 16,434

Three Months Ended March
 31, 1999
Total revenue...........   $266,556  $28,596  $23,450     $31,395     $23,340    $265,495   $  32,243  $671,075
Operating income
 (loss).................   $ 89,699  $ 9,196  $ 5,335     $ 6,331     $ 5,703    $ 60,432   $(169,968) $  6,728

  The following table represents revenue information by geographic area for the three months ended March 31, 2000 and 1999, respectively. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.

                                 Three Months Ended       Three Months Ended
                                   March 31, 2000           March 31, 1999
                              ------------------------ -------------------------
                               United                   United
                               States  Europe  Total    States  Europe   Total
                              -------- ------ -------- -------- ------- --------
   Revenues.................. $645,578 $8,048 $653,626 $653,968 $17,107 $671,075

11. Subsequent Events

  As part of the merger with Wyndham Hotel Corporation, Patriot entered into an Omnibus Purchase and Sale Agreement with various descendants of Mr. and Mrs. Trammell Crow, and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such persons (collectively, the "Crow Family Members"). As part of the agreement, Crow Family Members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden Laguardia as set forth in the Omnibus Purchase and Sale Agreement. In April 2000, the Company paid $9,556 and $7,156 respectively, to the Crow Family Members and the Wyndham senior executives as additional consideration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under (S) 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Company, the Company's ability to effect sales of assets on favorable terms and conditions, and risks associated with the hotel industry and real estate markets in general and other risks set forth under "Certain Risk Factors" in the Company's 1999 Annual Report on Form 10-K.

Results of operations:

 Three months ended March 31, 2000 compared with the three months ended March 31, 1999

  For the three months ended March 31, 2000, hotel revenues were $637,061,000 as compared to $638,830,000 during the three months ended March 31, 1999. The $1,769,000 decrease in revenue between periods was caused primarily by asset sales subsequent to March 31, 1999. The first quarter 1999 revenues included hotel revenues from the hotels included in the Interstate spin-off on June 18, 1999 of $42,595,000 and revenues of $17,160,000 from 20 hotel asset sales. These decreases in revenues were partially offset by asset acquisitions and new assets placed in service which had revenues of approximately $41,483,000 for the three months ended March 31, 2000. The remaining increase in revenue was due to increases in revenues per available rooms ("REVPAR") throughout the Company's portfolio.

  Hotel expenses were $439,554,000 and $445,732,000 for the three months ended March 31, 2000 and 1999, respectively. As a percentage of revenues, gross operating profits remained relatively stable between periods, rising from 30.2% for the three months ended March 31, 1999 to 31.0% for the three months ended March 31, 2000. Although expenses decreased $6,178,000, as with revenues, this was caused primarily by asset sales subsequent to March 31, 1999. The decrease was offset in part by acquisitions made during the same period and assets placed in service which were under development in the first quarter of 1999.

  Management fee and service fee income was $12,600,000 and $22,791,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease resulted primarily from the spin-off of Interstate's third party management business on June 18, 1999.

  Total revenues and expenses from the racecourse facility operations were $4,561,000 and $3,867,000 respectively, for the three months ended March 31, 1999. There were no revenues or expenses for the same period in 2000 because the racecourse facility was sold in February of 1999.

  General and administrative expenses were $23,116,000 for the three months ended March 31, 2000, as compared to $51,199,000 for the three months ended March 31, 1999. The decrease of $28,083,000 was primarily attributable to the following:

  In the first quarter of 1999, the Company incurred costs of $8,986,000 related to the third party management business of Interstate Hotels Corporation and $1,301,000 related to the Phoenix divisional office. No such expenses were reflected in the first quarter of 2000. In addition, the first quarter of 1999 included costs associated with the forward equity contracts of $2,010,000 and costs associated with terminating license agreements of $803,000, which were not incurred in the first quarter of 2000. In addition, severance related costs decreased from $10,182,000 in the first quarter of 1999 to $2,965,000 in the first quarter of 2000, and abandoned transaction costs decreased from $3,658,000 in the first quarter of 1999 to $162,000 in the first quarter of 2000. In addition, management made efforts to streamline the organization such as consolidating the Company's divisional and sales offices in Dallas and eliminating certain layers of management.

  Depreciation and amortization expense was $79,451,000 for the three months ended March 31, 2000 compared to $76,109,000 for the three months ended March 31, 1999. The increase in depreciation was primarily due to the increase in capital renovations during the year, as well as the placement in service of additional assets that were previously under development. This increase was offset in part by the asset sales that occurred during subsequent to March 31, 1999.

  Interest expense for the three months ended March 31, 2000 was $91,863,000 compared to $90,215,000 for the three months ended March 31, 1999. The increase in interest expense is primarily related to higher interest rates for the first quarter of 2000 as compared to 1999 and higher interest rate spreads on the current credit facility as compared to the old credit facility. The impact of these higher rates was partially offset by a reduction of loan cost amortization expense and lower debt balances. During the first quarter of 1999, the Company paid fees of $11.7 million associated with extending the maturity of certain term loans. These costs were capitalized and amortized as interest expense over the life of the extension. The Company's outstanding debt balance as of March 31, 2000 was approximately $3.7 billion as compared to $3.9 billion as of March 31, 1999.

  The Company's share of equity in earnings from unconsolidated subsidiaries was $490,000 for the three months ended March 31, 2000 as compared to $2,701,000 for the three months ended March 31, 1999. This decrease is a result of the purchase of the controlling interest in hotels which were accounted for under the equity method of accounting in 1999 but consolidated in 2000, in addition to the allocation of losses of the Company's approximate 55% equity investment in Interstate Hotels Company.

  The provision for income taxes decreased from $8,943,000 for the three months ended March 31, 1999 to $2,945,000 for the three months ended March 31, 2000. The decrease is due in part to the conversion of Patriot from a REIT to a C corporation and the restructuring of certain special purpose controlled subsidiaries, which previously could not be consolidated with Wyndham's taxable income or loss.

  Minority interest's share of loss associated with the operating partnerships was $1,958,000 for the three months ended March 31, 1999. There was no minority interest's share of the income (loss) associated with the operating partnerships for the first quarter of 2000 due to amendments in the partnership agreements on June 30, 1999, which amended the allocation of profit and loss to the limited partners.

  Minority interest's share of income in the Company's other consolidated subsidiaries was $2,382,000 for the three months ended March 31, 2000 as compared to $1,872,000 in the same period in 1999. The increase is due to better operating results in the joint venture partnerships.

  As a result, the net income was $11,597,000 and $572,000 for the three months ended March 31, 2000 and 1999, respectively.

Results of reporting segments:

 Three months ended March 31, 2000 compared with the three months ended March 31, 1999

  The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by Wyndham(TM), other proprietary branded hotel properties, non-proprietary branded hotel properties and other.

  Wyndham Hotels & Resorts(R) represented approximately 46.2% and 39.7% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Total revenue was $301,704,000 for the first quarter of 2000 compared to $266,556,000 for the quarter ended March 31, 1999. Operating income was $94,723,000 and $89,699,000 for the quarters ended March 31, 2000 and 1999, respectively. The increases in revenues and operating income can be primarily attributed to the opening of several Wyndham branded hotels subsequent to March 31, 1999 including Wyndham Boston, Wyndham Downtown Atlanta, Wyndham Chicago, and Wyndham Canal Place.

  Wyndham Luxury Resorts represented approximately 4.6% and 4.3% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Total revenue was $30,100,000 for the first quarter of 2000 compared to $28,596,000 for the quarter ended March 31, 1999. The increase can be attributable in large part to increases in REVPAR of 2.2%. Operating income was $10,824,000 compared to $9,196,000 for the same period, respectively.

  Wyndham Gardens(R) represented approximately 3.7% and 3.5% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Total revenue was $23,909,000 for the first quarter of 2000 compared to $23,450,000 for the quarter ended March 31, 1999. Operating income was $4,604,000 and $5,335,000 for the quarters ended March 31, 2000 and 1999, respectively. Revenues and operating results remained relatively consistent between periods, as a decrease in average daily rates ("ADR") of 6.5% was offset by increases in occupancy of 5.1%.

  Summerfield Suites by Wyndham(TM) represented approximately 5.1% as compared to 4.7% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Total revenue was $33,299,000 for the first quarter of 2000 compared to $31,395,000 for the quarter ended March 31, 1999. Operating income was $6,605,000 and $6,331,000 for the quarters ended March 31, 2000 and 1999, respectively. Revenues and operating results remained relatively consistent between periods as a slight increase of ADR of 2.1% was offset by a decrease in occupancy of 1.6%.

  Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represented approximately 2.2% and 3.5% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Total revenue was $14,375,000 for the first quarter of 2000 compared to $23,340,000 for the quarter ended March 31, 1999. Operating income for these properties was $3,504,000 and $5,703,000 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in both revenues and operating income primarily resulted from the sale in December 1999 of the 11 hotels acquired in the Arcadian acquisition.

  Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represented approximately 35.7% and 39.4% of total revenue for the quarters ended March 31, 2000 and 1999, respectively. Total revenue was $233,674,000 for the first quarter of 2000 compared to $265,495,000 for the quarter ended March 31, 1999. The decrease is due primarily to the spin-off of several leases in connection with the Interstate spin-off on June 18, 1999, as well as the sale of non-proprietary branded assets throughout the year. The Interstate spin-off had a significant impact on revenues for the period, but a nominal impact on operating income, as during the first three months of 1999, the entities which were spun-off generated an operating loss. Operating income for these properties was $64,387,000 and $60,432,000 for the quarters ended March 31, 2000 and 1999, respectively.

  Other represented revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $16,565,000 and $32,243,000 for the quarters ended March 31, 2000, and 1999, respectively. The overall $15,678,000 decrease in this segment's revenue was caused by several factors including the spin-off of Interstate's third party management business which reduced revenue by $9,706,000 in this segment, and the sale of the racecourse facility operations which reduced revenue by approximately $4,561,000.

Operating losses for the segment were $168,213,000 and $169,968,000 for the quarters ended March 31, 2000, and 1999, respectively. The loss of revenues in this segment was partially offset by a reduction in expenses for this segment, consisting primarily of a reduction of general administrative expenses in the amount of $28,083,000 and elimination of expenses of the racecourse facility in the amount of $3,867,000.

 Statistical information

  During 2000, the Company's portfolio of owned and leased hotels experienced moderate growth in both ADR and REVPAR of approximately 1.8% and 0.7% for the three months ended March 31, 2000 and 1999, respectively, while occupancy was down 1.0%. Management attributes this to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Company's owned and leased hotels for the three months ended March 31, 2000 and 1999, respectively as if the hotels were owned at the beginning of the periods presented.

                                           Three Months Ended March 31,
                                    -------------------------------------------
                                     Occupancy        ADR           REVPAR
                                    ----------- --------------- ---------------
                                    2000  1999   2000    1999    2000    1999
                                    ----- ----- ------- ------- ------- -------
Wyndham Hotels & Resorts........... 71.7% 73.2% $147.52 $148.17 $105.83 $108.46
Wyndham Luxury Resorts............. 71.4% 73.7% $381.89 $362.15 $272.80 $267.03
Wyndham Garden Hotels.............. 64.5% 61.4% $ 86.85 $ 92.89 $ 55.99 $ 56.99
Summerfield Suites by Wyndham...... 77.7% 79.0% $123.56 $121.03 $ 95.99 $ 95.55
Other Proprietary Branded Hotels... 61.7% 64.4% $ 85.64 $ 83.81 $ 52.80 $ 53.91
Non-Proprietary Branded Hotels..... 69.2% 69.8% $109.52 $105.66 $ 75.82 $ 73.76
                                    ----- ----- ------- ------- ------- -------
Weighted average................... 70.1% 70.8% $124.70 $122.55 $ 87.40 $ 86.80
                                    ===== ===== ======= ======= ======= =======

Restructuring Charges

  During 1999, the Company recorded a restructuring charge of $285.3 million as a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. The restructuring activities primarily related to (1) the termination of the paired share structure, (2) the exiting of the European market for its non-branded assets, (3) the exiting of the limited service hotel sector, (4) the closure of the Phoenix division office, (5) the closure of the Wichita division office, and (6) the elimination of certain brands. These restructuring activities resulted in the write-down of assets held for sale to estimated fair value and the write-down of intangible assets. The Company also incurred costs to sever employees, lease abandonment costs, and other costs relating to exiting these activities.

  During the first quarter of 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments, some of which are paid on a monthly basis, are completed. A detail of the 1999 restructuring charge is as follows:

                                                       Accrued             Accrued
                             Cash/     Restructuring   Balance             Balance
Description                Non-Cash       Charge     at 12/31/99 Activity at 3/31/00
-----------              ------------- ------------- ----------- -------- ----------
                                           (dollars in thousands)
Organizational
 Restructuring
 Write-down of
  intangible assets..... Non-cash        $ (83,094)    $   --     $  --    $   --
 Severance packages..... Cash/non-cash      (4,675)       (500)      --       (500)
Downsizing European
 division
 Write-down of assets
  held for sale......... Non-cash          (69,491)        --        --        --
 Write-down of
  intangible assets..... Non-cash          (28,394)        --        --        --
 Severance packages..... Cash               (3,578)     (2,458)    2,458       --
 Lease cancellations and
  commitments........... Cash               (1,907)     (1,907)    1,907       --
 Other exit costs....... Cash               (4,062)     (2,408)    2,127      (281)
Exiting limited service
 hotel sector
 Write-down of assets
  held for sale......... Non-cash          (63,328)        --        --        --
 Write-down of
  intangible assets..... Non-cash           (8,834)        --        --        --
Closing of the Phoenix
 division office
 Severance packages..... Cash               (2,006)       (312)      --       (312)
 Lease cancellations and
  commitments........... Cash                 (492)       (321)       34      (287)
Closing of the Wichita
 division office
 Severance packages..... Cash               (1,872)     (1,872)    1,328      (544)
Elimination of certain
 hotel brands
 Write-down of
  intangible assets..... Non-cash          (12,821)        --        --        --
Other
 Other exit costs....... Cash                 (713)        --        --        --
 Effect of foreign
  currency translation.. Non-cash              --            8        (5)        3
                                         ---------     -------    ------   -------
Total...................                 $(285,267)    $(9,770)   $7,849   $(1,921)
                                         =========     =======    ======   =======

Liquidity and Capital Resources

  Cash and cash equivalents as of March 31, 2000 were $94.5 million and restricted cash was $135.7 million. Cash and cash equivalents as of March 31, 1999 were $131.8 million and restricted cash was $41.0 million.

 Cash flow provided by operating activities

  The Company's principal source of cash to fund operating expenses and pay dividends on its preferred stock is cash flow provided by operating activities. Wyndham's principal source of cash flow is from the operation of the hotels that it owns, leases and manages. Cash flows from operating activities were $26.9 million for the three months ended March 31, 2000 and $81.3 million for the three months ended March 31, 1999.

 Cash flows from investing and financing activities

  Cash flows used in investing activities were $84.7 million for the three months ended March 31, 2000, resulting primarily from the acquisition of hotel properties and renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period. Cash flows provided by financing activities of $8.0 million for the three months ended March 31, 2000 were primarily related to borrowings under the credit facility. This was offset by repayments on the credit facility and other mortgage debt and dividend payments made on preferred stock. In addition, during the first quarter, the Company paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit its exposure to rising interest rates.

  Cash flows used in investing activities were $64.9 million for the three months ended March 31, 1999, resulting primarily from the acquisition of hotel properties and management companies and renovation expenditures at certain hotels. Cash flows from financing activities of $7.7 million for the three months ended March 31, 1999 were primarily related to repayments on the credit facility and mortgage notes and payments of deferred loan costs.

  The Company does not anticipate paying a dividend to its common shareholders. However, for the first six years dividends on the preferred stock are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of convertible preferred stock as determined by the Board of Directors. After year ten, dividends are payable solely in cash.

  As of March 31, 2000, the Company had approximately $1.3 billion outstanding under the term loan, $650 million outstanding under the increasing rate loan facility, and $320 million outstanding under the revolving credit facility. Additionally, the Company had outstanding letters of credit totaling $21.2 million. As of March 31, 2000, the Company also had over $1.4 billion of mortgage debt outstanding that encumbered 74 hotels and approximately $32.1 million in other debt, resulting in total indebtedness of approximately $3.7 billion. As of March 31, 2000, the Company had $158.8 million of additional availability under the revolving credit facility.

 Renovations and capital improvements

  During the first three months of 2000, the Company invested approximately $40.7 million in capital improvements and renovations. During 2000, the capital expenditures include (i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to converting certain Wyndham Garden hotels to Wyndham hotels, (iii) costs related to enhancing the revenue-producing capabilities of the Company's hotels, and (iv) costs related to recurring maintenance capital expenditures.

  The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures are financed through capital expenditure reserves or with working capital.

 Inflation

  Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Company's ability to raise room rates in the face of inflation.

 Seasonality

  The hotel industry is seasonal in nature; however, the periods during which the Company's hotel properties experience higher revenues vary from property to property and depend predominantly on the property's location. The Company's revenues typically have been higher in the first and second quarters than in the third or fourth quarters.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

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

  . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at March 31, 2000. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at March 31, 2000.

  . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2000.

                             2000       2001      2002      2003       2004     Thereafter  Face Value  Fair Value
                          ----------  --------  --------  --------  ----------  ----------  ----------  ----------
                                                       (dollars in thousands)
Debt
Long-term debt
 obligations including
 Current Portion Fixed
 Rate...................  $   22,477  $ 17,914  $ 46,092  $  6,726  $   52,467  $  282,721  $  428,397  $  428,397
 Average Interest Rate..        8.98%     7.92%     8.89%     8.55%       8.21%       8.17%       8.29%
 Variable Rate..........  $  103,202  $183,668  $279,221  $ 36,912  $1,376,589  $1,318,963  $3,298,555  $3,298,555
 Average Interest Rate..        9.17%     8.80%     9.34%     8.99%       9.76%       9.32%       9.21%
Interest Rate Derivative
 Financial Instruments
  Related to Debt
Interest Rate Swaps
 Pay Fixed/Receive
  Variable..............  $   72,000  $ 30,453  $500,000  $250,000  $      --   $  700,000  $1,552,453  $   10,251
 Average Pay Rate.......        6.03%     6.04%     6.05%     6.51%       6.75%       6.75%
 Average Receive Rate...        6.61%     7.42%     7.46%     7.49%       7.57%       7.69%
Interest Rate Caps
 Notional Amount........  $1,500,000  $ 57,475  $800,000  $    --   $  340,615  $      --   $2,698,090  $   31,356
 Strike Rate............        6.46%     5.78%     5.70%     7.12%       7.12%        --
 Forward Rate...........        6.61%     7.42%     7.46%     7.49%       7.57%        --

                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  On June 29, 1992, an action for trademark infringement was filed in the New York Supreme Court of New York, Index No. 17474/92 titled Wyndham Hotel Company, John Mados, and Suzanne Mados et al. v. Wyndham Hotel Company. Ltd. It is based upon the Madoses' alleged use of the trademark Wyndham(R) in connection with the Wyndham Hotel located in Manhattan, New York City, and operated by the Madoses since 1966 pursuant to a lease agreement entered into by the Madoses on June 1, 1957. The case was tried in May 1996, and an order and partial judgment were entered in March 1998. The order enjoins the Company from using the name and trademark "Wyndham" in connection with advertising, promoting, managing or operating a hotel in Manhattan, New York City, and places restrictions on Wyndham's use of the name and mark "Wyndham" in all other areas of New York outside of Manhattan. In November 1998, an order was issued clarifying the original order and a final judgment was entered. In December 1998, Wyndham appealed that judgment to the New York Supreme Court, Appellate Division, First Department. In January 1999, Wyndham moved for a stay of the injunction pending appeal, which motion was granted by the Appellate Division, First Department on February 4, 1999. On May 18, 1999, the Appellate Division, First Department rendered a decision and order affirming the final judgment. On May 24, 1999, Wyndham filed a motion for permission to appeal that decision to the Court of Appeals of the State of New York. In July 1999, Wyndham received notice that the Court of Appeals of the State of New York would not hear the appeal.

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No. 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. On or about May 8, 2000, the parties to the litigation participated in a voluntary mediation in which they agreed, in principal, to settle the dispute. The settlement provides for a payment by Wyndham of $3 million, subject to a refund of up to approximately $715,000, due May 25, 2001, depending on the amount by which Wyndham's stock price increases between now and May 8, 2001. The parties expect the settlement to be finalized shortly.

  On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson, et al. v. Patriot American Hospitality, Inc. et al., C-99-2153, was commenced on behalf of all former stockholders of Bay Meadows stock during a class period from June 2, 1997 to the date the lawsuit was filed. The action asserts securities fraud claims and alleges that the purported class members wrongfully were induced to tender their Bay Meadows shares as part of the Cal Jockey Merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud stockholders about their intentions to acquire numerous hotels and saddle the Company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in Northern District of California for consolidated purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaints, and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  On or about June 22, 1999, a punative class action lawsuit, captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded stockholders by issuing false statements about Wyndham. The complaint was filed on behalf of all stockholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, (filed on June 23, 1999), David Lee Meisenburg v. Patriot American Hospitality, Inc., Wyndham International, Inc. James D. Carreker, and Paul A. Nussbaum, No. 3-99-CV1686-X, (filed July 27, 1999) and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, (filed on or about August 27, 1999), allege substantially the same allegations. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaint, and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, however the allegations in the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under the California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase of Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

  Patriot and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with an additional $5 million to be paid in PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes Carneros Valley Investors $5 million and alleges that Patriot acted negligently, fraudulently and in bad faith if attempting to get the approval for the development. The complaint has been amended to allege fraud, allegedly entitling the plaintiff to rescind the sale. Patriot has answered the complaint, but to date, no discovery had been taken. Wyndham intends to defend the suit vigorously.

  Patriot, IHC/Jacksonville Corporation and IHC Realty Partnership are parties to a dispute with another limited partner of the partnership relating to a proposed hotel development in Jacksonville, Florida. The case is captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., and was originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but was later removed and is now pending in the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ. J 20B. Wyndham plans to vigorously defend this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

 Item No. Description
 -------- -----------
   2.1*   Amendment No. 1 to Amended and Restated Bylaws of Wyndham
          International, Inc.
  10.1*   Letter Agreement dated April 14, 2000 between Anne L. Raymond and
          Wyndham.
  27.1*   Financial Data Schedule--Wyndham.

--------
* Filed herewith

  (b) Reports on Form 8-K for the quarter ended March 31, 2000.

  None.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wyndham International, Inc.

                                                   /s/ Richard A. Smith
                                          By___________________________________
                                                     Richard A. Smith
                                            Executive Vice President and Chief
                                                     Financial Officer
                                                  (Authorized Officer and
                                             PrincipalAccounting and Financial
                                                         Officer)

Dated: May 12, 2000