Form 10-Q
period 2000-06-30
WYNDHAM INTERNATIONAL INC
filed 2000-08-14
CIK 715273

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

  For the quarterly period ended June 30, 2000

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, as of the close of business on August 10, 2000, was 167,818,724.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Financial Statements..............................................   3

Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
   and December 31, 1999..................................................   3
  Condensed Consolidated Statements of Operations for the three and six
   months ended June 30, 2000 and 1999 (unaudited)........................   4
  Condensed Consolidated Statements of Cash Flows for the six months ended
   June 30, 2000 and 1999 (unaudited).....................................   5
  Notes to Condensed Consolidated Financial Statements as of June 30, 2000
   (unaudited)............................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  17

Item 3. Qualitative and Quantitative Disclosures about Market Risks.......  26

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................  27

Item 2. Changes in Securities and Use of Proceeds.........................  28

Item 3. Defaults Upon Senior Securities...................................  28

Item 4. Submission of Matters to Vote of Security Holders.................  29

Item 5. Other Information.................................................  29

Item 6. Exhibits and Reports on Form 8-K:
  Exhibits................................................................  30
  Reports on Form 8-K.....................................................  30

Signature.................................................................  31

                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                      (unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $   102,642  $   144,333
 Restricted cash....................................      131,729      102,480
 Accounts and lease revenue receivable..............      263,183      186,321
 Inventories........................................       21,274       23,304
 Prepaid expenses and other assets..................       18,459       21,197
                                                      -----------  -----------
 Total current assets...............................      537,287      477,635
                                                      -----------  -----------
Investment in real estate and related improvements
 net of accumulated depreciation of $623,845 in 2000
 and $478,494 in 1999...............................    5,161,457    5,413,178
Investment in unconsolidated subsidiaries...........      165,324      165,663
Notes and other receivables.........................       41,566       42,653
Management contract costs, net of accumulated
 amortization of $28,147 in 2000 and $26,359 in
 1999...............................................       93,862      129,362
Leasehold costs, net of accumulated amortization of
 $18,156 in 2000 and $15,305 in 1999................      127,886      133,102
Trade names and franchise costs, net of accumulated
 amortization of $13,909 in 2000 and $11,328 in
 1999...............................................      107,928      116,521
Deferred acquisition costs..........................        2,994        2,584
Goodwill, net of accumulated amortization of $35,528
 in 2000 and $30,141 in 1999........................      363,495      378,916
Deferred expenses, net of accumulated amortization
 of $25,722 in 2000 and $46,614 in 1999.............      114,747       97,767
Other assets........................................       48,807       46,109
                                                      -----------  -----------
 Total assets.......................................  $ 6,765,353  $ 7,003,490
                                                      ===========  ===========
        LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..............  $   250,362  $   322,195
 Deposits...........................................       31,767       39,452
 Current portion of borrowings under the credit
  facility, term loans, mortgage notes and capital
  lease obligations.................................       74,965      130,177
                                                      -----------  -----------
 Total current liabilities..........................      357,094      491,824
                                                      -----------  -----------
Borrowings under the credit facility, term loans,
 mortgage notes and capital lease obligations.......    3,489,440    3,513,379
Deferred income taxes...............................      628,758      656,164
Deferred income.....................................        9,535       15,543
Minority interest in Operating Partnerships.........       22,146       22,435
Minority interest in other consolidated
 subsidiaries.......................................      173,099      166,483
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  10,707,093 in 2000 and 10,344,662 in 1999.........          107          103
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,250,136 in 2000 and 167,193,696 in 1999.......        1,673        1,672
 Additional paid in capital.........................    3,789,868    3,753,235
 Receivable from shareholders and affiliates........      (17,428)     (17,210)
 Unearned stock compensation, net of accumulated
  amortization of $19,552 in 2000 and $19,297 in
  1999..............................................          --          (255)
 Unrealized loss on securities available for sale...         (520)      (1,000)
 Unrealized foreign exchange loss...................      (11,801)      (7,576)
 Accumulated deficit................................   (1,676,618)  (1,591,307)
                                                      -----------  -----------
 Total shareholders' equity.........................    2,085,281    2,137,662
                                                      -----------  -----------
 Total liabilities and shareholders' equity.........  $ 6,765,353  $ 7,003,490
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   -------------------  ----------------------
                                     2000      1999        2000        1999
                                   --------  ---------  ----------  ----------
Revenue:
 Hotel revenue...................  $632,012  $ 628,332  $1,269,073  $1,267,162
 Participating and land lease
  revenue........................       --         255         --          588
 Racecourse facility.............       --         --          --        4,561
 Management fee and service fee
  income.........................    12,422     20,427      25,022      43,218
 Interest and other income.......    18,561      2,139      22,526       6,699
                                   --------  ---------  ----------  ----------
 Total revenue...................   662,995    651,153   1,316,621   1,322,228
                                   --------  ---------  ----------  ----------
Expenses:
 Hotel expenses..................   446,147    450,544     885,701     896,276
 Racing facility operations......       --         --          --        3,867
 General and administrative......    28,867     60,962      51,983     112,161
 Restructuring costs.............       --     185,382         --      185,382
 Interest expense................    93,427     90,985     185,290     181,200
 Depreciation and amortization...    78,996     80,796     158,447     156,905
 Impairment loss on assets held
  for sale.......................    77,300        --       77,300         --
 Net loss on sale of assets......    10,844      8,102      14,052       5,327
                                   --------  ---------  ----------  ----------
 Total expenses..................   735,581    876,771   1,372,773   1,541,118
                                   --------  ---------  ----------  ----------
Operating loss...................   (72,586)  (225,618)    (56,152)   (218,890)
 Equity in earnings of
  unconsolidated subsidiaries....     3,479      1,230       3,969       3,931
                                   --------  ---------  ----------  ----------
Loss before income taxes,
 minority interests and
 extraordinary item..............   (69,107)  (224,388)    (52,183)   (214,959)
Income tax benefit (provision)...    23,642   (645,496)     20,697    (654,439)
                                   --------  ---------  ----------  ----------
Loss before minority interests
 and extraordinary item..........   (45,465)  (869,884)    (31,486)   (869,398)
Minority interest in the
 Operating Partnerships..........       --       4,684         --        6,642
Minority interest in other
 consolidated subsidiaries.......    (1,052)    (2,192)     (3,434)     (4,064)
                                   --------  ---------  ----------  ----------
Loss before extraordinary item...   (46,517)  (867,392)    (34,920)   (866,820)
Extraordinary loss from early
 extinguishment of debt, net of
 minority interest and income
 taxes...........................       --      (9,838)        --       (9,838)
                                   --------  ---------  ----------  ----------
Net loss.........................  $(46,517) $(877,230) $  (34,920) $ (876,658)
                                   ========  =========  ==========  ==========
Basic loss attributable to common
 shareholders:
 Net loss........................  $(46,517) $(877,230) $  (34,920) $ (876,658)
 Adjustment for equity forwards..       --     (10,977)        --      (19,372)
 Preferred stock dividends.......   (25,652)      (522)    (50,867)       (901)
                                   --------  ---------  ----------  ----------
 Basic net loss..................  $(72,169) $(888,729) $  (85,787) $ (896,931)
                                   ========  =========  ==========  ==========
Basic loss per common share:
 Loss before extraordinary item..  $  (0.43) $   (5.65) $    (0.51) $    (5.71)
 Extraordinary loss..............       --       (0.06)        --        (0.06)
                                   --------  ---------  ----------  ----------
 Net loss per common share.......  $  (0.43) $   (5.71) $    (0.51) $    (5.77)
                                   ========  =========  ==========  ==========
Diluted loss attributable to
 common shareholders:
 Net loss........................  $(46,517) $(877,230) $  (34,920) $ (876,658)
 Adjustment for equity forwards..       --     (19,290)        --      (39,322)
 Preferred stock dividends.......   (25,652)      (522)    (50,867)       (901)
                                   --------  ---------  ----------  ----------
 Diluted net loss................  $(72,169) $(897,042) $  (85,787) $ (916,881)
                                   ========  =========  ==========  ==========
Diluted loss per common share:
 Loss before extraordinary item..  $  (0.43) $   (5.70) $    (0.51) $    (5.84)
 Extraordinary loss..............       --       (0.06)        --        (0.06)
                                   --------  ---------  ----------  ----------
 Net loss per common share.......  $  (0.43) $   (5.76) $    (0.51) $    (5.90)
                                   ========  =========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                            2000       1999
                                                          --------  -----------
Cash flows from operating activities:
Net loss................................................   (34,920) $  (876,658)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Depreciation and amortization..........................   158,447      156,905
 Amortization of unearned stock compensation............       255        5,544
 Amortization of deferred loan costs....................    11,276       24,821
 Net loss (gain) on sale of assets......................    14,052        5,327
 Impairment loss on assets held for sale................    77,300          --
 Equity in earnings of unconsolidated subsidiaries......    (3,969)      (3,931)
 Minority interest in operating partnerships............       --        (6,642)
 Minority interest in other consolidated subsidiaries...     3,434        4,064
 Deferred income taxes..................................   (27,406)     625,027
 Recognition of deferred termination fee................   (14,746)         --
 Write-off of deferred acquisition costs................     1,283          --
 Write-down of real estate assets.......................       --        53,905
 Write-off of intangible assets.........................       --       119,751
 Bad debt expense.......................................     1,628        5,915
 Extraordinary loss from early extinguishment of debt...       --         9,838
 Other..................................................       --           429
Changes in assets and liabilities:
 Accounts and lease revenue receivable and other
  assets................................................   (67,391)     (17,035)
 Inventories............................................     2,079        1,028
 Accounts payable and accrued expenses..................   (30,023)      18,842
 Deferred income........................................     8,738          --
                                                          --------  -----------
 Net cash provided by operating activities..............   100,037      127,130
                                                          --------  -----------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital assets........................................   (20,626)     (59,128)
 Improvements and additions to hotel properties.........   (85,191)    (105,439)
 Gross proceeds from asset sales........................   198,967       64,107
 Payment of contingent liability........................   (32,825)         --
 Cash received in acquisition of real estate and hotel
  leases................................................       625          933
 Collections on mortgage and other notes receivable.....       452        4,103
 Advances on other notes receivable.....................    (1,344)      (3,469)
 Increase in restricted cash accounts...................   (29,249)     (58,058)
 Investment in unconsolidated subsidiaries..............    (5,375)      (2,472)
 Deferred acquisition costs.............................    (1,694)        (129)
 Net payments collected from unconsolidated
  subsidiaries..........................................     5,764          --
 Proceeds from termination of management contracts......       --        10,474
 Other..................................................       (28)       6,942
                                                          --------  -----------
 Net cash provided (used) in investing activities.......    29,476     (142,136)
                                                          --------  -----------
Cash flows from financing activities:
 Borrowings under credit facility, term loans, mortgage
  notes and capital lease obligations...................   366,081    2,706,375
 Repayments on credit facility mortgage notes and
  capital lease obligations.............................  (499,143)  (3,041,815)
 Payment of deferred loan costs.........................    (2,218)    (103,867)
 Premiums paid for financial derivatives................   (34,360)         --
 Proceeds received from financial derivatives...........     6,654          --
 Settlement of forward equity contracts.................       --      (329,481)
 Proceeds from issuance of preferred stock..............       --       955,000
 Cost to retire Patriot series B preferred stock........       --       (13,966)
 Cash settlement with Interstate upon spinoff...........       --       (15,688)
 Payment of offering costs..............................       --       (75,878)
 Contributions received from minority interest in
  consolidated subsidiaries.............................       --           171
 Distribution to minority interest holders..............    (4,251)     (20,573)
 Dividends and distributions paid.......................   (14,624)        (922)
 Foreign currency translation adjustment................    10,657       (8,905)
 Other..................................................       --            49
                                                          --------  -----------
 Net cash (used) provided by financing activities.......  (171,204)      50,500
                                                          --------  -----------
Net (decrease) increase in cash and cash equivalents....   (41,691)      35,494
                                                          --------  -----------
Cash and cash equivalents at beginning of period........   144,333      123,085
                                                          --------  -----------
Cash and cash equivalents at end of period..............  $102,642  $   158,579
                                                          ========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)
                                  (unaudited)

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

  As of June 30, 2000, the Company owned interests in 146 hotels with an aggregate of over 40,800 guest rooms and leased 38 hotels from third parties with over 5,800 guest rooms. In addition, the Company managed 40 hotels for third party owners with over 12,900 guest rooms and franchised 29 hotels with over 5,400 guest rooms.

 Principles of consolidation and combination

  The unaudited consolidated financial statements for June 30, 2000 include the accounts of the Company, its wholly owned subsidiaries, and the partnerships, corporations and limited liability companies in which the Company owns a controlling interest.

  Partnerships--The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

  Corporations and Limited Liability Companies--The condition for control is the ownership of a majority voting interest.

  These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to current period presentation with no effect to previously reported net income or retained earnings.

2. Acquisitions and Disposals

 Acquisitions

  In January 2000, the Company acquired the remaining interests in Wyndham Chicago for approximately $20,626.

 Disposals

  During the first quarter of 2000, the Company sold a hotel, retail space and a garage for a gross sales price of $44,250 and received net cash proceeds of $43,867.

  In addition, effective March 31, 2000, the Company sold its Sierra Suites(R) hotel brand, properties and related assets (the "Sierra transaction") to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53,000. The transaction included the sale by the Company of one owned and three leased properties, seventeen franchise and management contracts for Sierra Suites(R) and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company received net cash proceeds of $23,045 and was relieved of $29,770 of future obligations with respect to a related agreement. A gain of $640 was recognized as a result of the transaction.

  During the second quarter of 2000, the Company sold 16 hotels, its interest in the Clubhouse Westmont, the Clubhouse Inn brand, and a parcel of land for a gross sales price of approximately $95,270. The Company received net proceeds of $55,859 and was relieved of approximately $34,649 of mortgage debt.

  In addition, the Company sold two hotel properties for a gross sales price of $43,445. The Company repaid $16,547 of mortgage debt and received net proceeds of $23,272. The hotel properties were leased back to the Company under two long-term operating leases. The leases have an initial term of 15 years and three optional five-year renewal periods exercisable at the Company's option. Under the terms of the lease, yearly base rent aggregates $4,345 plus a contingent rent paid based on a percentage of revenues over certain thresholds as specified in the lease. The lease requires the Company to pay substantially all expenses associated with the operation of the leased hotels, including real estate taxes and insurance.

  In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company would record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When management identifies an asset as held for sale, the Company estimates the fair value of such asset. If in management's opinion, the fair value of the asset is less than the carrying amount of the asset, a reserve for losses is established. Fair value is estimated as the amount at which the asset could be bought or sold less costs to sell. Impairment is evaluated based on undiscounted cash flows to be generated by the assets held for sale, as well as prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate.

  During 2000, the Company identified five additional assets to be held for sale. The net book values of these assets are $222,055, prior to any reserve for impairment, and are included in investments in real estate and related

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

improvements in the accompanying financial statements. These assets are expected to be sold within the next twelve months. The assets held for sale include approximately $177,945 of non-proprietary branded segment assets, and $44,110 of Wyndham segment assets. See Note 10 for Segment reporting. The Company has recorded an impairment reserve of $75,612 relating to four of these assets held for sale. These four assets had combined net operating income of $9,455 for the six months ended June 30, 2000. In addition, the Company recorded an additional impairment of $1,688 as a result of changes in the estimated fair value of certain investments held for sale in Europe.

3. Restructuring

  During 1999, the Company recorded a restructuring charge of $285,267 as a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. The restructuring activities primarily related to (1) the termination of the paired share structure, (2) the exiting of the European market for its non-branded assets, (3) the exiting of limited service hotel sector, (4) the closure of the Phoenix division office, (5) the closure of the Wichita division office, and (6) the elimination of certain brands. These restructuring activities resulted in the write-down of assets held for sale to estimated fair value and the write-down of intangible assets. The Company also incurred costs to sever employees, lease abandonment costs, and other costs relating to exiting these activities.

  During the first six months of 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments are made. Detail of the 1999 restructuring charge is as follows:

                                                        Accrued             Accrued
                              Cash/     Restructuring   Balance             Balance
Description                 Non-Cash       Charge     at 12/31/99 Activity at 6/30/00
-----------               ------------- ------------- ----------- -------- ----------
Organizational
 Restructuring
Write-down of intangible
 assets.................  Non-cash        $ (83,094)    $   --     $  --    $   --
Severance packages......  Cash/non-cash      (4,675)       (500)      --       (500)
Downsizing European
 division
Write-down on assets
 held for sale..........  Non-cash          (69,491)        --        --        --
Write-down of intangible
 assets.................  Non-cash          (28,394)        --        --        --
Severance packages......  Cash               (3,578)     (2,458)    2,315      (143)
Lease cancellations and
 commitments............  Cash               (1,907)     (1,907)    1,797      (110)
Other exit costs........  Cash               (4,062)     (2,408)    2,175      (233)
Exiting limited service
 market sector
Write-down of assets
 held for sale..........  Non-cash          (63,328)        --        --        --
Write-down of intangible
 assets.................  Non-cash           (8,834)        --        --        --
Closing of the Phoenix
 division office
Severance packages......  Cash               (2,006)       (312)      312       --
Lease cancellations and
 commitments............  Cash                 (492)       (321)      167      (154)
Closing of the Wichita
 division office
Severance packages......  Cash               (1,872)     (1,872)    1,845       (27)
Elimination of certain
 hotel brands
Write-down of intangible
 assets.................  Non-cash          (12,821)        --        --        --
Other
Other exit costs........  Cash                 (713)        --        --        --
Effect of foreign
 currency translation...                        --            8       (39)      (31)
                                          ---------     -------    ------   -------
Total...................                  $(285,267)    $(9,770)   $8,572   $(1,198)
                                          =========     =======    ======   =======

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


4. Mortgage Notes

  In connection with the acquisition of the controlling interest in Wyndham Chicago, the Company now consolidates mortgage debt associated with the property of approximately $38,910; the loan bears interest at LIBOR plus 3.5% and matures August 20, 2001.

  Effective June 30, 2000, the Company completed a $116,000, first mortgage and mezzanine financing through Bear, Stearns Funding, Inc. on the Wyndham El Conquistador Resort & Country Club. The first mortgage in the amount of $106,000 bears interest at LIBOR plus 2.35%. Principal payments on the loan are due beginning October 1, 2004, with a final balloon payment due on July 1, 2005. The mezzanine financing in the amount of $10,000 also bears interest at LIBOR plus 2.35%. Principal payments on the loan are due monthly beginning August 1, 2000 through maturity October 1, 2004. Proceeds from these loans were used to retire existing indebtedness.

  In addition, the Company refinanced a $15,000 loan with the Government Development Bank. The loan bears interest at LIBOR plus 1.5% and is secured by a first mortgage on approximately 150 cuerdas of real property located in Fajardo, Puerto Rico, adjacent to the Wyndham El Conquistador resort.

  At June 30, 2000, the LIBOR rate was 6.64% and averaged 6.19% for the six months then ended June 30, 2000.

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

  The Company also enters into interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its outstanding debt. An interest rate cap entitles the Company to receive a payment from the counterparty equal to the excess, if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount the Company is obligated to pay the counterparty is an initial premium. The cost of the agreements (the initial premium) is included in deferred expenses and amortized to interest expense ratably during the life of the agreement.

  On March 10, 2000, the Company entered into additional interest rate hedges for a total notional amount of $1,500,000. The interest rate swaps and caps are structured such that each hedge has a series of trigger levels in which the hedge can become ineffective for any reset period that the 1-month LIBOR rises above the trigger level; however, the Company has the option of choosing to increase the trigger levels prior to that occurrence. If LIBOR resets below the trigger level, the hedge becomes effective again. The Company paid approximately $34,360 in premiums to enter into these contracts. As of June 30, 2000, the Company has received $3,647 in proceeds from these interest rate hedges which has been reflected as a reduction to interest expense in the accompanying statement of operations.

                                     Notional
   Hedge                              Amount   Terms      Rate     Trigger Level
   -----                             -------- ------- ------------ -------------
   Interest Rate Swaps.............. $700,000 5 years 6.1% - 6.75%  7.0% - 8.5%
   Interest Rate Caps............... $250,000 3 years        4.75%        7.50%
   Interest Corridor................ $550,000 3 years        5.25%        7.50%

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

  In addition, the Company shortened the terms of three existing hedges and received net proceeds of approximately $6,654. The proceeds received were capitalized and are included in deferred expenses in the accompanying condensed consolidated balance sheet. The proceeds will be amortized over the remaining terms of the contracts as a reduction to interest expense. The hedges were as follows:

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

  The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The fair value on the Company's derivative instruments was approximately $38,839 at June 30, 2000, which represents the net proceeds the Company would receive if the derivatives were terminated.

6. Comprehensive Loss

  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive loss for the periods are as follows:

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     -------------------  -------------------
                                       2000      1999       2000      1999
                                     --------  ---------  --------  ---------
   Net loss......................... $(46,517) $(877,230) $(34,920) $(876,658)
   Unrealized gain on securities
    available for sale..............      343        898       480        862
   Unrealized foreign exchange
    loss............................   (5,246)    (5,918)   (4,225)   (12,390)
                                     --------  ---------  --------  ---------
     Total comprehensive loss....... $(51,420) $(882,250) $(38,665) $(888,186)
                                     ========  =========  ========  =========

                          WYNDHAM INTERNATIONAL, INC.

                      (in thousands, except share amounts)
                                  (unaudited)


7. Computation of Earnings Per Share

  Earnings per share have been computed as follows:

                                     Three Months Ended    Three Months Ended
                                        June 30, 2000        June 30, 1999
                                     -------------------- ---------------------
                                      Basic    Diluted(1)   Basic    Diluted(1)
                                     --------  ---------- ---------  ----------
                                     (in thousands, except per share amounts)
Net loss...........................  $(46,517)  $(46,517) $(867,392) $(867,392)
Adjustment for equity forwards(2)..       --         --     (10,977)   (19,290)
Preferred stock dividends..........   (25,652)   (25,652)      (522)      (522)
                                     --------   --------  ---------  ---------
Loss attributable to common
 shareholders before extraordinary
 item..............................   (72,169)   (72,169)  (878,891)  (887,204)
Extraordinary loss.................       --         --      (9,838)    (9,838)
                                     --------   --------  ---------  ---------
Net loss attributable to common
 shareholders......................  $(72,169)  $(72,169) $(888,729) $(897,042)
                                     ========   ========  =========  =========
Weighted average number of common
 shares outstanding................   167,250    167,250    155,687    155,687
                                     ========   ========  =========  =========
Loss per share:
  Loss before extraordinary item...  $  (0.43)  $  (0.43) $   (5.65) $   (5.70)
  Extraordinary loss...............       --         --       (0.06)     (0.06)
                                     --------   --------  ---------  ---------
Net loss per share.................  $  (0.43)  $  (0.43) $   (5.71) $   (5.76)
                                     ========   ========  =========  =========

--------
(1) For the three months ended June 30, 2000, the dilutive effect of unvested stock grants of 745 and preferred stock of 124,646 were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended June 30, 1999, the dilutive effect of unvested stock grants of 868, the option to purchase common stock of 24, and 9,552 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts, which could be settled in cash or stock, at the Company's option.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

                                      Six Months Ended      Six Months Ended
                                        June 30, 2000        June 30, 1999
                                     -------------------- ---------------------
                                      Basic    Diluted(1)   Basic    Diluted(1)
                                     --------  ---------- ---------  ----------
                                     (in thousands, except per share amounts)
Net loss...........................  $(34,920)  $(34,920) $(866,820) $(866,820)
Adjustment for equity forwards(2)..       --         --     (19,372)   (39,322)
Preferred stock dividends..........   (50,867)   (50,867)      (901)      (901)
                                     --------   --------  ---------  ---------
Loss attributable to common
 shareholders before extraordinary
 item..............................   (85,787)   (85,787)  (887,093)  (907,043)
Extraordinary loss.................       --         --      (9,838)    (9,838)
                                     --------   --------  ---------  ---------
Net loss attributable to common
 shareholders......................  $(85,787)  $(85,787) $(896,931) $(916,881)
                                     ========   ========  =========  =========
Weighted average number of common
 shares outstanding................   167,227    167,227    155,340    155,340
                                     ========   ========  =========  =========
Loss per share:
  Loss before extraordinary item...  $  (0.51)  $  (0.51) $   (5.71) $   (5.84)
  Extraordinary loss...............       --         --       (0.06)     (0.06)
                                     --------   --------  ---------  ---------
Net loss per share.................  $  (0.51)  $  (0.51) $   (5.77) $   (5.90)
                                     ========   ========  =========  =========

--------
(1) For the six months ended June 30, 2000, the dilutive effect of unvested stock grants of 778, the option to purchase common stock of 169 and preferred stock of 124,646 were not included in the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 1999, the dilutive effect of unvested stock grants of 827, the option to purchase common stock of 27, and 8,991 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts, which could be settled in cash or stock, at the Company's option.

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

  As part of the merger with Wyndham Hotel Corporation, Patriot entered into an Omnibus Purchase and Sale Agreement with various descendants of Mr. and Mrs. Trammell Crow, and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such persons (collectively, the "Crow Family Members"). As part of the agreement, Crow Family members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden LaGuardia as set forth in the Omnibus Purchase and Sale Agreement. In April 2000, the Company paid $9,556 and $7,156 respectively, as additional consideration.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


 Contingencies

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. On or about May 8, 2000, the parties to the litigation participated in a voluntary mediation in which they agreed to settle the dispute. The settlement provides for a payment by Wyndham of $3 million, subject to a refund of up to approximately $750,000, due May 25, 2001, depending on the amount by which Wyndham's stock price increases between now and May 8, 2001.

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

  On or about June 22, 1999, a putative class action lawsuit, captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, (filed on June 23, 1999), David Lee Meisenburg v. Patriot American Hospitality, Inc., Wyndham International, Inc. James D. Carreker, and Paul A. Nussbaum, No. 3-99-CV1686-X, (filed July 27, 1999) and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, (filed on or about August 27, 1999), allege substantially the same allegations. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaint, and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


  Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase of Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

  Patriot and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with and additional $5 million to be paid in PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes Carneros Valley Investors $5 million and alleges that Patriot acted negligently, fraudulently and in bad faith in attempting to get the approval for the development. The complaint has been amended to allege fraud, purportedly entitling the plaintiff to rescind the sale. Patriot has answered the complaint, but to date, no discovery had been taken. A conditional settlement of the case was reached on or about August 9, 2000, conditioned upon the sale of the subject property to a third party to occur in December 2000. Further prosecution of the case (by either party) is at a standstill pending the closing of the sale. Wyndham intends to defend the suit vigorously should the sale not occur or should the settlement otherwise not occur.

  Patriot, IHC/Jacksonville Corporation and IHC Realty Partnership were parties to a dispute with another limited partner of a partnership relating to a proposed hotel development in Jacksonville, Florida. The case was captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., and was originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but was later removed to the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ.-J- 20B. Patriot, IHC/Jacksonville Corporation, and IHC Realty Partnership, L.P. (the "Defendants") vigorously defended the suit and on May 25, 2000, the Defendants entered into a settlement agreement with the plaintiff C&M Investors Limited ("C&M") to settle and resolve all issues in the suit. Pursuant to the settlement agreement, the suit was dismissed with prejudice on May 31, 2000 and the Defendants received full and complete releases from C&M. Pursuant to the settlement agreement, the Defendants also received an option to purchase certain property in downtown Jacksonville, Florida for an aggregate purchase price of $4 million less a $1.425 million option payment made by the Defendants to C&M at the time of the settlement agreement.

9. Dividends

  On June 30, 2000, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partly in cash and partly in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 996 shares of series A preferred stock and 182,400 shares of series B preferred stock.

  On March 31, 2000, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partly in cash and partly in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 972 shares of series A preferred stock and 178,062 shares of series B preferred stock.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

10. Segment Reporting

  The Company classifies its business into proprietary owned brands and non-proprietary brand hotel divisions, under which it manages the business.

  Wyndham is the umbrella brand under which all of its proprietary products are marketed. It includes three four-star, upscale hotel brands that offer full-service accommodations to business and leisure travelers, as well as the five-star luxury resort brand.

 Description of reportable segments

  The Company has seven reportable segments: Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Summerfield Suites by WyndhamTM, Wyndham Gardens(R), other proprietary branded hotel properties, non-proprietary branded hotel properties and other.

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

  . Summerfield Suites by WyndhamTM offers guests the highest quality lodging in the upscale all suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

  . Other proprietary branded hotel properties include Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition.

  . Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


 Measurement of segment profit or loss

  The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income
(loss) for each segment for the three and six months ended June 30, 2000 and 1999, respectively, are as follows:

                         Wyndham  Wyndham         Summerfield    Other        Non
                         Hotels & Luxury  Wyndham  Suites by  Proprietary Proprietary
                         Resorts  Resorts Gardens   Wyndham     Branded     Branded     Other      Total
                         -------- ------- ------- ----------- ----------- ----------- ---------  ----------
Three Months Ended
 June 30, 2000
Total revenue........... $284,121 $27,395 $24,780   $36,445     $12,601    $246,670   $  30,983  $  662,995
Operating income
 (loss)................. $ 75,941 $ 6,411 $ 4,298   $ 9,193     $ 3,646    $ 72,201   $(244,276) $  (72,586)
Three Months Ended
 June 30, 1999
Total revenue........... $238,728 $22,684 $26,184   $33,628     $26,652    $280,455   $  22,822  $  651,153
Operating income
 (loss)................. $ 62,234 $ 3,227 $ 6,820   $ 7,762     $ 8,091    $ 69,539   $(383,291) $ (225,618)
Six Months Ended
 June 30, 2000
Total revenue........... $587,952 $57,496 $48,689   $69,743     $26,977    $478,216   $  47,548  $1,316,621
Operating income
 (loss)................. $172,334 $17,257 $ 9,011   $15,857     $ 7,451    $133,728   $(411,790) $  (56,152)
Six Months Ended
 June 30, 1999
Total revenue........... $505,284 $51,280 $49,634   $65,023     $49,992    $545,950   $  55,065  $1,322,228
Operating income
 (loss)................. $151,933 $12,423 $12,155   $14,093     $13,794    $129,971   $(553,259) $ (218,890)

  The following table represents revenue information by geographic area for the three and six months ended June 30, 2000 and 1999. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.

                 Three Months Ended June 30,
                             2000               Six months ended June 30, 2000
                ------------------------------ --------------------------------
                United States Europe   Total   United States Europe    Total
                ------------- ------- -------- ------------- ------- ----------
Revenues.......   $654,536    $ 8,459 $662,995  $1,300,113   $16,508 $1,316,621
                 Three Months Ended June 30,
                             1999               Six months ended June 30, 1999
                ------------------------------ --------------------------------
                United States Europe   Total   United States Europe    Total
                ------------- ------- -------- ------------- ------- ----------
Revenues.......   $631,104    $20,049 $651,153  $1,285,073   $37,155 $1,322,228

11. Subsequent Events

  On July 19, 2000, the Company announced it had amended its management agreement for the Wyndham Anatole hotel. In consideration for the amendment, the Company paid $67 million to the Crow Family members, owners of the hotel, to include among other things, the extension of the term for an additional 20 years. In partial consideration for the amended management agreement, the Company has also agreed to contribute $4 million to convert a portion of the Verandah Club to a Golden Door City Spa and make a new loan in the principal amount of $10 million to be applied to the costs of expanding a certain ball room. The new loan shall bear interest at a rate of 12% and will mature upon the expiration or termination of the amended management agreement. In addition, the Company has extended the term of an existing $10 million loan such that the maturity will be extended to the expiration or termination of the amended management agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under (S)21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Company, the Company's ability to effect sales of assets on favorable terms and conditions, and risks associated with the hotel industry and real estate markets in general and other risks set forth under "Certain Risk Factors" in the Company's 1999 Annual Report on Form 10-K.

Results of operations:

 Quarter ended June 30, 2000 compared with the quarter ended June 30, 1999

  For the quarter ended June 30, 2000, hotel revenues were $632,012,000 as compared to $628,332,000 during the quarter ended June 30, 1999. Hotel revenues remained relatively stable between periods as increases during the quarter from acquisitions and assets placed in service and increases in revenues per available room ("RevPAR") throughout the Company's portfolio were partially offset by the assets sales that have occurred during the last twelve-month period and the spin-off of Interstate Hotel Corporation (the "Interstate spin-off") which occurred on June 18, 1999.

  Hotel expenses were $446,147,000 and $450,544,000 for the quarters ended June 30, 2000 and 1999, respectively. As with revenues, expense increases related to acquisitions and new assets placed in service but were offset by asset sales during the previous twelve months.

  Management fee and service fee income was $12,422,000 and $20,427,000 for the quarters ended June 30, 2000 and 1999, respectively. The decrease is primarily the result of the Interstate spin-off and the sale of the third party management contracts included in the Sierra transaction on March 31, 2000.

  Interest and other income was $18,561,000 and $2,139,000 for the quarters ended June 30, 2000 and 1999, respectively. This increase was primarily due to the recognition of a deferred termination fee of $14,746,000 resulting from the termination of 17 management contracts in the second quarter of 2000.

  General and administrative expenses were $28,867,000 and $60,962,000 for the quarters ended June 30, 2000 and 1999 respectively. In 1999, as a result of the Company's reorganization, the Company incurred significant costs relating to the review of strategic alternatives and wrote-off costs related to a bond-offering. These costs in the second quarter of 1999 totaled approximately $16,225,000. In addition, in 1999 the Company incurred approximately $12,892,000 of general and administrative expenses for divisional offices located in Pittsburgh, Wichita, and Phoenix that were closed during the past twelve months. In addition, management made efforts to streamline the organization such as consolidating the Company's sales offices in Dallas and eliminating certain layers of management.

  During the second quarter of 1999, the Company recorded $185,382,000 of costs associated with the restructuring. The costs primarily consisted of the following: $83,094,000 for the write off an intangible asset associated with the paired share structure which was abandoned June 30, 1999, and $4,667,000 associated with severance payments due to the elimination of job responsibilities. In addition, the Company reflected $82,299,000 in costs to write-down assets to estimated fair values, including goodwill of $28,394,000 as a result of management's strategy to exit from the European market for non-branded assets which will be sold, and $7,059,000 in staffing reductions and other exit costs, primarily lease cancellations, necessary to reduce the Company's infrastructure in Arcadian International, its management division in Europe. Wyndham also recorded a charge of $8,263,000 for the write-off the Carefree trade name.

  Depreciation and amortization expense was $78,996,000 and $80,796,000 for the quarters ended June 30, 2000 and 1999, respectively. The decrease in depreciation was primarily due to the asset sales that have occurred during the twelve month period, offset in part by the placement in service of additional assets that were previously under development.

  Interest expense was $93,427,000 and $90,985,000 for the quarters ended June 30, 2000 and 1999, respectively. Interest increased slightly due to higher interest rate spreads on the current credit facility as compared to the old credit facility, as well as a rise in interest rates. The Company's derivative financial instruments in part negated the impact of these higher interest rates.

  The Company's share of equity in earnings from unconsolidated subsidiaries was $3,479,000 and $1,230,000 for the quarters ended June 30, 2000 and 1999, respectively. In 1999, the Company reflected a $1,401,000 loss from its non-controlling interest in a hotel, which opened in the second quarter of 1999. The losses for that hotel were due in large part to pre-opening costs that were expensed when the hotel opened. In January 2000, the Company acquired the controlling interest in that hotel.

  The benefit (provision) for income taxes was $23,642,000 and ($645,496,000) for the quarters ended June 30, 2000 and 1999, respectively. The change is due in large part to a restructuring charge taken during the second quarter of 1999 in conjunction with the conversion of Patriot from a REIT to a Corporation.

  Minority interest's share of loss associated with the Operating Partnerships was $4,684,000 for the quarter ended June 30, 1999. There was no minority interest's share of the income (loss) associated with the operating partnerships for the quarter ended June 30, 2000 due to amendments in the partnership agreements at June 30, 1999 which amended the allocation of profit and loss to the limited partners.

  Minority interest's share of income in the Company's other consolidated subsidiaries was $1,052,000 and $2,192,000 for the quarters ended June 30, 2000 and 1999, respectively. The reduction in the minority interest is due primarily to the Company's acquisition of the limited partners' interest in 4 hotels during the second and third quarter of 1999.

  For the quarter ended June 30, 2000, the Company recognized $77,300,000 of impairment losses related to assets held for sale. In accordance with SFAS No. 121, when management identifies assets held for sale a fair value is estimated. If the fair value of the asset is less than the carrying value amount, a reserve for impairment is established.

  In connection with the debt financing in 1999, the Company wrote off the remaining balance of unamortized deferred financing costs associated with the old credit facility, resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes.

  As a result, the net loss was $46,517,000 and $877,230,000 for the quarters ended June 30, 2000 and 1999, respectively.

Results of operations:

 Six months ended June 30, 2000 compared with the six months ended June 30,
1999

  Hotel revenues were $1,269,073,000 and $1,267,162,000 for the six months ended June 30, 2000 and 1999, respectively. Although hotel revenues remained relatively stable between periods, increases during the quarter from acquisitions, assets placed in service, and increases in RevPAR throughout the Company's portfolio were offset by the assets sales that have occurred during the last twelve-month period and the Interstate spin-off.

  Hotel expenses were $885,701,000 and $896,276,000 for the six months ended June 30, 2000 and 1999, respectively. As with revenues, expense increases related to acquisitions and new assets placed in service which were offset by asset sales during the previous twelve months.

  Management fee and service fee income was $25,022,000 and $43,218,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease is primarily the result of the Interstate spin-off as well as the sale of the third party management contracts in the Sierra transaction in the first quarter of 2000.

  Interest and other income was $22,526,000 and $6,699,000 for the six months ended June 30, 2000 and 1999, respectively. This increase was primarily due to the recognition of a deferred termination fee of $14,746,000 related to the termination of 17 management contracts.

  General and administrative expenses were $51,983,000 and $112,161,000 for the six months ended June 30, 2000 and 1999 respectively. During 1999, as a result of the $1 billion equity investment and the Company's reorganization, the Company incurred significant costs relating to the review of strategic alternatives and wrote-off costs related to a bond-offering. These costs for the six months ended June 30, 1999 totaled approximately $16,225,000, while minimal costs were incurred in 2000. Also as a part of the reorganization, two key executives left during the first quarter of 1999, resulting in severance costs of $10,182,000. In addition, in 1999 the Company incurred approximately $26,819,000 of general and administrative expenses for divisional offices located in Pittsburgh, Wichita, and Phoenix that were closed during the past twelve months. Management also made efforts to streamline the organization such as consolidating the Company's sales offices in Dallas and eliminating certain layers of management.

  During 1999, the Company recorded $185,382,000 of costs associated with the restructuring. The costs primarily consisted of the following: $83,094,000 for the write off an intangible asset associated with the paired share structure which was abandoned June 30, 1999, and $4,667,000 associated with severance payments due to the elimination of job responsibilities. In addition, the Company reflected $82,299,000 in costs to write-down assets to estimated fair values, including goodwill of $28,394,000 as a result of management's strategy to exit from the European market for non-branded assets which will be sold, and $7,059,000 in staffing reductions and other exit costs, primarily lease cancellations, necessary to reduce Wyndham's infrastructure in Arcadian International, its management division in Europe. Wyndham also recorded a charge of $8,263,000 for the write-off of the Carefree trade name.

  Depreciation and amortization expense was $158,447,000 and $156,905,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in depreciation was primarily due to the increase in capital renovations during the year, as well as the placement in service of additional assets that were previously under development, offset in part by the asset sales that occurred during the twelve-month period.

  Interest expense was $185,290,000 and $181,200,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in interest expense is primarily related to higher interest rate spreads on the current credit facility as compared to the old credit facility and higher interest rates during the first six months of 2000 as compared to 1999. The Company's derivative financial instruments in part negated the impact of these higher rates.

  The benefit (provision) for income taxes was $20,697,000 and ($654,439,000) for the six months ended June 30, 2000 and 1999, respectively. The change is due in large part to a restructuring charge taken during the second quarter of 1999 in conjunction with the conversion of Patriot from a REIT to a Corporation.

  Minority interest's share of loss associated with the Operating Partnerships was $6,642,000 for the six months ended June 30, 1999. There was no minority interest's share of the income (loss) associated with the operating partnerships for the six months ended June 30, 2000 due to amendments in the partnership agreements at June 30, 1999 which amended the allocation of profit and loss to the limited partners.

  Minority interest's share of income in the Company's other consolidated subsidiaries was $3,434,000 and $4,064,000 for six months ended June 30, 2000 and 1999, respectively. The reduction in the minority interest is primarily to the Company's acquisition of the limited partners' interest in 4 hotels during the second and third quarter of 1999.

  For the six months ended June 30, 2000, the Company recognized $77,300,000 of impairment losses related to assets held for sale. In accordance with SFAS No. 121, when management identifies assets held for sale a fair value is estimated. If the fair value of the asset is less than the carrying value amount, a reserve for impairment is established.

  In connection with the debt financing in 1999, the Company wrote off the remaining balance of unamortized deferred financing costs associated with the old credit facility resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes.

  As a result, the net loss was $34,920,000 and $876,658,000 for the six months ended June 30, 2000 and 1999, respectively.

Results of reporting segments:

 Quarter ended June 30, 2000 compared with the quarter ended June 30, 1999

  The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by WyndhamTM, other proprietary branded hotel properties, non-proprietary branded properties and other.

  Wyndham Hotels & Resorts(R) represent approximately 42.9% and 36.7% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. Total revenue was $284,121,000 and $238,728,000 for the quarters ended June 30, 2000 and 1999, respectively. Operating income was $75,941,000 compared to $62,234,000 for the quarters ended June 30, 2000 and 1999, respectively. The increases in revenues and operating income can be primarily attributed to the opening of several Wyndham branded hotels subsequent to the second quarter of 1999, including Wyndham Boston, Wyndham Downtown Atlanta, Wyndham Chicago, and Wyndham Canal Place, coupled with strong operating performances of the hotels with increased occupancy of 4.7% and increased average daily rate ("ADR") of 1.3%.

  Wyndham Luxury Resorts represent approximately 4.1% and 3.5% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. Total revenue was $27,395,000 and $22,684,000 for the quarters ended June 30, 2000 and 1999, respectively. The increase can be attributable in large part to increases in REVPAR of 7.9%. Operating income was $6,411,000 compared to $3,227,000 for the same periods, respectively.

  Wyndham Gardens(R) represent approximately 3.7% and 4.0% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. Total revenue was $24,780,000 and $26,184,000 for the quarters ended June 30, 2000 and 1999, respectively. Operating income was $4,298,000 compared to $6,820,000 for the same period respectively. Decreases in both revenue and operating income were impacted by the sale of six Wyndham Garden hotels in June 2000.

  Summerfield Suites by WyndhamTM represents approximately 5.5% and 5.2% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. Total revenue was $36,445,000 and $33,628,000 for the quarters ended June 30, 2000 and 1999, respectively. Operating income was $9,193,000 compared to $7,762,000 for the same periods, respectively. Revenues and operating results remained relatively constant, increasing slightly between periods, as this segment experienced increase in both ADR and occupancy of 2.9% and 0.8%, respectively.

  Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 1.9% and 4.1% of total revenue for the quarters ended
June 30, 2000 and 1999, respectively. Total revenue was $12,601,000 and $26,652,000 for the quarters ended June 30, 2000 and 1999, respectively. Operating income for these properties was $3,646,000 compared to $8,091,000 for the quarters ended June 30, 2000 and 1999, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of 11 hotels in December 1999 acquired in the Arcadian acquisition, the sale of the Sierra branded hotels in March 2000, and the sale of the Clubhouse branded hotels in June 2000.

  Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 37.2% and 43.1% of total revenue for the quarters ended June 30, 2000 and 1999, respectively. Total revenue was $246,670,000 compared to $280,455,000 for the quarters ended June 30, 2000 and 1999, respectively. The decrease is due primarily to the spin-off of several leases in connection with the Interstate spin-off on June 18, 1999, as well as the sale of non-proprietary branded assets throughout the year. The Interstate spin-off had a significant impact on revenues for the period, but a nominal impact on operating income, as during the first six months of 1999, the entities that were spun-off were generating an operating loss. Operating income for these properties was $72,201,000 and $69,539,000 for the quarter ended June 30, 2000 and 1999, respectively.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $30,983,000 and $22,822,000 for the quarters ended June 30, 2000, and 1999, respectively. The overall $8,161,000 increase was primarily the result of the recognition of a $14,746,000 termination fee partially offset by the loss in revenues from management contracts lost in both the Interstate spin-off and the Sierra transaction. Operating losses for the segment were $244,276,000 and $383,291,000 for the quarters ended June 30, 2000, and 1999, respectively. In 1999, the operating loss was impacted by the restructuring charges of $185,382,000 which were a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. This was in part offset by the impairment loss recognized of $77,300,000 in the second quarter of 2000.

Results of reporting segments:

 Six months ended June 30, 2000 compared with the six months ended June 30,
1999

  The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by WyndhamTM, other proprietary branded hotel properties, non-proprietary branded properties and other.

  Wyndham Hotels & Resorts(R) represent approximately 44.7% and 38.2% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Total revenue was $587,952,000 and $505,284,000 for the six months ended June 30, 2000 and 1999, respectively. Operating income was $172,334,000 compared to $151,933,000 for the six months ended June 30, 2000 and 1999, respectively. The increases in revenues and operating income can be primarily attributed to the opening of several Wyndham branded hotels subsequent to the second quarter of 1999, including Wyndham Boston, Wyndham Downtown Atlanta, Wyndham Chicago, and Wyndham Canal Place. This segment also had some improvement in both occupancy of 1.3% and ADR of 0.3% for the six months ended June 30, 2000 as compared to the same period in 1999.

  Wyndham Luxury Resorts represent approximately 4.4% and 3.9% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Total revenue was $57,496,000 and $51,280,000 for the six months ended June 30, 2000 and 1999, respectively. The increase can be attributed in large part to an increase in REVPAR of 4.8%. Operating income was $17,257,000 compared to $12,423,000 for the same period, respectively.

  Wyndham Gardens(R) represent approximately 3.7% and 3.8% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Total revenue was $48,689,000 and $49,634,000 for the six months ended June 30, 2000 and 1999, respectively. Operating income was $9,011,000 compared to $12,155,000 for the same period respectively. Decreases in both revenue and operating income were due primarily to the sale of six Wyndham Garden hotels in June of 2000.

  Summerfield Suites by WyndhamTM represents approximately 5.3% and 4.9% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Total revenue was $69,743,000 and $65,023,000 for the six months ended June 30, 2000 and 1999, respectively. Operating income was $15,857,000 compared to $14,093,000 for the same periods, respectively. Revenues and operating results remained relatively consistent between periods as a increase of ADR of 2.5% was offset by a decrease in occupancy of 0.4%.

  Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 2.0% and 3.8% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Total revenue was $26,977,000 and $49,992,000 for the six months ended June 30, 2000 and 1999, respectively. Operating income for these properties was $7,451,000 compared to $13,794,000 for the quarters ended June 30, 2000 and 1999, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of 11 hotels in December 1999 acquired in the Arcadian acquisition, the sale of the Sierra branded leaseholds in March 2000, and the sale of the Clubhouse branded hotels in June 2000.

  Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 36.3% and 41.3% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Total revenue was $478,216,000 and $545,950,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease is due primarily to the spin-off of several leases in connection with the Interstate spin-off, as well as the sale of non-proprietary branded assets throughout the year. The Interstate spin-off had a significant impact on revenues for the period, but a nominal impact on operating income, as during the first six months of 1999, the entities that were spun-off were generating an operating loss. Operating income for these properties was $133,728,000 and $129,971,000 for the six months ended June 30, 2000 and 1999, respectively.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $47,548,000 and $55,065,000 for the six months ended June 30, 2000, and 1999, respectively. The overall $7,517,000 decrease in this segment's revenue was caused by decreases in management and service fee income of $18,196,000 caused by the Interstate spin-off and the sale of third party management contracts in the Sierra transaction. This was offset by the recognition of a $14,746,000 termination fee. Operating losses for the segment were $411,790,000 and $553,259,000 for the six months ended June 30, 2000, and 1999, respectively. In 1999, the operating loss was impacted by the restructuring charges of $185,382,000 which were a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. In addition, the loss was impacted by reductions in general and administrative expenses as management made efforts to streamline the organization such as consolidating the Company's divisional and sales offices in Dallas and eliminating layers of management. In 2000, however, the operating loss was impacted by $77,300,000 impairment reserve loss recognized for certain assets held for sale.

 Statistical information

  During 2000, the Company's portfolio of owned and leased hotels experienced growth in both ADR and REVPAR of approximately 2.9% and 5.8% for the three months ended June 30, 2000 and 2.3% and 3.4% for the six months ended June 30, 2000 as compared to the same periods in 1999, respectively. Occupancy also increased during the periods by 2.8% and 1.1% for the three and six months ended June 30, 2000 as compared to the same periods in 1999. Management attributes these improvements to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Company's owned and leased hotels for the three and six months ended
June 30, 2000 and 1999 as if the hotels were owned at the beginning of the periods presented.

                                  Three months ended June 30,                  Six months ended June 30,
                          ------------------------------------------- -------------------------------------------
                           Occupancy        ADR           REVPAR       Occupancy        ADR           REVPAR
                          ----------- --------------- --------------- ----------- --------------- ---------------
                          2000  1999   2000    1999    2000    1999   2000  1999   2000    1999    2000    1999
                          ----- ----- ------- ------- ------- ------- ----- ----- ------- ------- ------- -------
Wyndham Hotels &
 Resorts................  78.3% 74.8% $129.11 $127.47 $101.06 $ 95.33 75.0% 74.0% $137.93 $137.49 $103.45 $101.76
Wyndham Luxury Resorts..  77.6% 73.5% $295.89 $289.42 $229.68 $212.83 74.5% 73.6% $337.10 $325.63 $251.24 $239.78
Wyndham Garden Hotels...  72.9% 70.8% $ 87.45 $ 90.03 $ 63.74 $ 63.76 69.6% 66.8% $ 89.01 $ 93.50 $ 61.96 $ 62.51
Summerfield Suites by
 Wyndham................  85.0% 84.4% $123.89 $120.42 $105.34 $101.61 81.4% 81.7% $123.73 $120.71 $100.66 $ 98.59
Other Proprietary
 Branded Hotels.........  77.4% 73.3% $106.73 $108.48 $ 82.64 $ 79.51 73.7% 71.3% $108.90 $109.46 $ 80.24 $ 77.98
Non-Proprietary Branded
 Hotels.................  75.2% 74.3% $109.77 $105.18 $ 82.57 $ 78.14 72.5% 72.1% $110.07 $105.82 $ 79.85 $ 76.38
                          ----- ----- ------- ------- ------- ------- ----- ----- ------- ------- ------- -------
Weighted average........  77.1% 75.0% $118.84 $115.49 $ 91.62 $ 86.64 74.1% 73.3% $122.92 $120.20 $ 91.02 $ 88.06
                          ===== ===== ======= ======= ======= ======= ===== ===== ======= ======= ======= =======

Restructuring Charges

  During 1999, the Company recorded a restructuring charge of $285.3 million as a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. The restructuring activities primarily related to (1) the termination of the paired share structure, (2) the exiting of the European market for its non-branded assets, (3) the exiting of limited service hotel sector, (4) the closure of the Phoenix division office, (5) the closure of the Wichita division office, and (6) the elimination of certain brands. These restructuring activities resulted in the write-down of assets held for sale to estimated fair value and the write-down of intangible assets. The Company also incurred costs to sever employees, lease abandonment costs, and other costs relating to exiting these activities.

  During the first six months of 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments are made. Detail of the 1999 restructuring charge is as follows:

                                                       Accrued             Accrued
                             Cash/     Restructuring   Balance             Balance
Description                Non-Cash       Charge     at 12/31/99 Activity at 6/30/00
-----------              ------------- ------------- ----------- -------- ----------
                                           (dollars in thousands)
Organizational
 Restructuring
 Write-down of
  intangible assets..... Non-cash        $ (83,094)    $   --     $  --    $   --
 Severance packages..... Cash/non-cash      (4,675)       (500)      --       (500)
Downsizing European
 division
 Write-down on assets
  held for sale......... Non-cash          (69,491)        --        --        --
 Write-down of
  intangible assets..... Non-cash          (28,394)        --        --        --
 Severance packages..... Cash               (3,578)     (2,458)    2,315      (143)
 Lease cancellations and
  commitments........... Cash               (1,907)     (1,907)    1,797      (110)
 Other exit costs....... Cash               (4,062)     (2,408)    2,175      (233)
Exiting limited service
 market sector
 Write-down of assets
  held for sale......... Non-cash          (63,328)        --        --        --
 Write-down of
  intangible assets..... Non-cash           (8,834)        --        --        --
Closing of the Phoenix
 division office
 Severance packages..... Cash               (2,006)       (312)      312       --
 Lease cancellations and
  commitments........... Cash                 (492)       (321)      167      (154)
Closing of the Wichita
 division office
 Severance packages..... Cash               (1,872)     (1,872)    1,845       (27)
Elimination of certain
 hotel brands
 Write-down of
  intangible assets..... Non-cash          (12,821)        --        --        --
Other
 Other exit costs....... Cash                 (713)        --        --        --
 Effect of foreign
  currency translation..                       --            8       (39)      (31)
                                         ---------     -------    ------   -------
Total...................                 $(285,267)    $(9,770)   $8,572   $(1,198)
                                         =========     =======    ======   =======

Liquidity and Capital Resources

  Cash and cash equivalents as of June 30, 2000 were $102.6 million and restricted cash was $131.7 million. Cash and cash equivalents as of June 30, 1999 were $158.6 million and restricted cash was $93.9 million.

 Cash flow provided by operating activities

  The Company's principal source of cash to fund operating expenses and pay dividends on its preferred stock is cash flow provided by operating activities. Wyndham's principal source of cash flow is from the operation of the hotels that it owns, leases and manages. Cash flows from operating activities were $100.0 million for the six months ended June 30, 2000 and $127.1 million for the six months ended June 30, 1999.

 Cash flows from investing and financing activities

  Cash flows provided by investing activities were $29.5 million for the six months ended June 30, 2000, resulting primarily from the proceeds from asset sales during the year, partially offset by the acquisition of hotel properties, improvements and additions to hotel properties and the payment of a contingent liability. Cash flows used by financing activities of $171.2 million for the six months ended June 30, 2000 resulted primarily from the repayment of debt and dividend payments made on preferred stock. In addition, the Company paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit its exposure to rising interest rates.

  Cash flows used in investing activities were $142.1 million for the six months ended June 30, 1999, resulting primarily from the acquisition of hotel properties, property renovations and improvements, and cash deposited as escrows and property improvement reserves. Cash flows provided by financing activities of $50.5 million for the six months ended June 30, 1999 were primarily related to the net proceeds from the sale of the series B preferred stock, the net proceeds from the new credit facility and the net proceeds from the new mortgage debt, partially offset by the repayment of the old credit facility, term loans, and the settlement of the forward equity contracts.

  The Company does not anticipate paying a dividend to its common shareholders. However, for the first six years, beginning September 30, 1999, dividends on the preferred stock are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of convertible preferred stock as determined by the Board of Directors. After year ten, dividends are payable solely in cash.

  As of June 30, 2000, the Company had approximately $1.3 billion outstanding under its term loan, $650 million outstanding under its increasing rate loan facility, and $185 million outstanding under its revolving credit facility. Additionally, the Company had outstanding letters of credit totaling $21.4 million. As of June 30, 2000, the Company also had over $1.4 billion of mortgage debt outstanding that encumbered 67 hotels and approximately $45.0 million in other debt and capital lease obligations, resulting in total indebtedness of approximately $3.6 billion. As of June 30, 2000, the Company had $293.6 million of additional availability under the revolving credit facility.

 Renovations and capital improvements

  During the first six months of 2000, the Company invested approximately $68.5 million in capital improvements and renovations. During 2000, the capital expenditures include (i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to converting certain Wyndham Garden hotels to Wyndham hotels, (iii) costs related to enhancing the revenue-producing capabilities of the Company's hotels, and (iv) costs related to recurring maintenance reserves capital expenditures. In addition, in April 2000, the Company paid an additional $16.7 million as additional purchase consideration. (See Note 8).

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

 Newly Issued Accounting Standards

  Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on where a derivative is designated as part of a hedge transaction, and the type of hedge transaction. Management has not yet determined what effect SFAS 133 will have on the earnings and financial position of the Company.

  During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000.

  During 2000, Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging--an Amendment to the Statement of Financial Accounting Standards No. 133" ("SFAS 138") was issued. This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

  In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the provisions of SAB 101 to have a material impact on its financial statements. In SAB 101B, the SEC delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

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

  . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at June 30, 2000. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at June 30, 2000.

  . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 2000.

                           2000      2001      2002      2003       2004     Thereafter  Face Value  Fair Value
                          -------  --------  --------  --------  ----------  ----------  ----------  ----------
                                              (in thousands, except for percentages)
Debt
Long-term debt
 obligations including
 Current Portion
 Fixed Rate.............  $ 2,316  $ 17,175  $ 45,286  $  5,848  $   51,491  $  254,962  $  377,078  $  360,075
 Average Interest Rate..     8.52%     7.89%     8.90%     8.54%       8.20%       8.21%       8.29%
 Variable Rate..........  $13,879  $186,396  $284,382  $ 42,323  $1,243,991  $1,416,356  $3,187,327  $3,187,327
 Average Interest Rate..     8.08%     8.98%     9.57%     8.95%      10.13%       9.73%       9.61%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps.....  $72,000  $ 30,088  $750,000  $    --   $      --   $  700,000  $1,552,088  $   11,701
Pay Fixed/Receive
 Variable
 Average Pay Rate.......     6.25%     6.27%     6.29%     6.40%       6.60%       6.60%
 Average Receive Rate...     6.49%     6.89%     6.91%     6.96%       7.04%       7.16%
Interest Rate Caps
 Notional Amount........  $   --   $ 57,347  $550,000  $250,000  $  340,265  $      --   $1,197,612  $   27,138
 Strike Rate............     5.78%     5.78%     5.97%     6.12%       7.12%        --
 Forward Rate...........     6.49%     6.89%     6.91%     6.96%       7.04%        --

                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings

  On February 3, 1999, McNeill Investment Company, Inc. filed a lawsuit against Patriot in the United States District Court for the Western District of Pennsylvania. In the lawsuit, captioned McNeill Investment Company, Inc. v. Patriot American Hospitality, Inc., No 99-165, the plaintiff alleges that Patriot breached its obligations under a registration rights agreement that Patriot became obligated under through its merger transaction with Interstate Hotels Corporation. The plaintiff claims approximately $9 million in damages. On or about May 8, 2000, the parties to the litigation participated in a voluntary mediation in which they agreed to settle the dispute. The settlement provides for a payment by Wyndham of $3 million, subject to a refund of up to approximately $750,000, due May 25, 2001, depending on the amount by which Wyndham's stock price increases between now and May 8, 2001.

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

  On or about June 22, 1999, a putative class action lawsuit, captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, (filed on June 23, 1999), David Lee Meisenburg v. Patriot American Hospitality, Inc., Wyndham International, Inc. James D. Carreker, and Paul A. Nussbaum, No. 3-99-CV1686-X, (filed July 27, 1999) and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, (filed on or about August 27, 1999), allege substantially the same allegations. The complaints in these actions seek unspecified damages but assert that the defendants are liable for the diminution in value of Patriot stock held by class members during the class period. By order of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. To date, none of the defendants have been required to answer, move or otherwise respond to the complaint, and no discovery has been taken. Wyndham plans to vigorously defend those lawsuits.

  Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above,

Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase of Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

  Patriot and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with and additional $5 million to be paid in PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes Carneros Valley Investors $5 million and alleges that Patriot acted negligently, fraudulently and in bad faith in attempting to get the approval for the development. The complaint has been amended to allege fraud, purportedly entitling the plaintiff to rescind the sale. Patriot has answered the complaint, but to date, no discovery had been taken. A conditional settlement of the case was reached on or about August 9, 2000, conditioned upon the sale of the subject property to a third party to occur in December 2000. Further prosecution of the case (by either party) is at a standstill pending the closing of the sale. Wyndham intends to defend the suit vigorously should the sale not occur or should the settlement otherwise not occur.

  Patriot, IHC/Jacksonville Corporation and IHC Realty Partnership were parties to a dispute with another limited partner of a partnership relating to a proposed hotel development in Jacksonville, Florida. The case was captioned C&M Investors Limited v. Patriot American Hospitality, Inc. et al., and was originally filed in the Florida Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, but was later removed to the United States District Court, Middle District of Florida, Jacksonville Division, Civil Action No. 98-1236-Civ.-J- 20B. Patriot, IHC/Jacksonville Corporation, and IHC Realty Partnership, L.P. (the "Defendants") vigorously defended the suit and on May 25, 2000, the Defendants entered into a settlement agreement with the plaintiff C&M Investors Limited ("C&M") to settle and resolve all issues in the suit. Pursuant to the settlement agreement, the suit was dismissed with prejudice on May 31, 2000 and the Defendants received full and complete releases from C&M. Pursuant to the settlement agreement, the Defendants also received an option to purchase certain property in downtown Jacksonville, Florida for an aggregate purchase price of $4 million less a $1.425 million option payment made by the Defendants to C&M at the time of the settlement agreement.

Item 2. Changes in Securities and Use of Proceeds

  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  Wyndham held its annual meeting of stockholders on May 26, 2000. During this meeting, stockholders were asked to consider and vote upon three proposals: to amend the Company's 1997 Incentive plan, to ratify the appointment of the Company's independent auditors, and to elect certain individuals to the Board of Directors. At the annual meeting, a total of 144,472,345 shares of class A common stock (aggregated to 144,472,345 votes) and 9,610,856 shares of series B preferred stock (equivalent to 111,883,819 votes) were present and entitled to vote. The holders of Class A common stock and Series B preferred stock were entitled to vote together on all matters presented at the meeting, except that only holders of class A common stock were entitled to vote for the election of class A directors and only holders of series B preferred stock were entitled to vote for the election of class B directors. For each proposal, the results of the shareholder voting were as follows:

                                                 Votes                 Broker
                                    Votes FOR   AGAINST   Abstaining Non-Votes
                                   ----------- ---------- ---------- ----------
1. To amend the Company's 1997
  Incentive Plan, as amended and
  restated as of June 29, 1999 to
  increase the number of shares
  available for issuance pursuant
  to awards made under such
  plan;..........................  175,248,748 22,593,580   93,909   58,419,927

2. To ratify the appointment of
  PricewaterhouseCoopers LLP as
  the Company's independent
  auditors for the 2000 fiscal
  year;..........................  256,099,869    208,723   47,572          --

3. To elect to Wyndham's Board of
 Directors six directors,
 consisting of three Class A
 Directors, two Class B directors
 and one Class C Director, to
 serve until 2003 annual meeting
 of stockholders or until their
 respective sucessors are duly
 elected and qualified, as
 follows:

 Class A Directors
  Leonard Boxer..................  142,435,936  2,036,409      --           --
  Fred J. Kleisner...............  142,434,443  2,037,902      --           --
  Rolf E. Ruhfus.................  142,435,208  2,037,137      --           --

 Class B Directors
  Marc J. Rowan..................  111,882,992        827      --           --
  Scott M. Sperling..............  111,882,992        827      --           --

 Class C Director
  Paul Fribourg..................  254,318,509  2,037,655      --           --

  The following directors shall continue in office after the Company's annual meeting of stockholders held on May 26, 2000:

  Class A Karim Alibhai, James D. Carreker, Milton Fine, Susan T. Groenteman
          and Sherwood Weiser
  Class B Leon D. Black, Thomas H. Lee, Alan M. Leventhal, William L. Mack, Lee
          S. Neibert and Scott Schoen
  Class C Norman Brownstein and Stephen T. Clark

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

 Item No. Description
 -------- -----------
  10.1*   Executive Employment Agreement, dated April 12, 2000 between Wyndham and Theodore Teng.
  10.2*   Executive Employment Agreement, dated May 31, 2000 between Wyndham and Richard A. Smith.
  10.3*   Executive Employment Agreement dated August 1, 2000 between Wyndham and David W. Johnson.
  27.1*   Financial Data Schedule.

--------
* Filed herewith

  (b) Reports on Form 8-K for the quarter ended June 30, 2000.

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          Wyndham International, Inc.

                                                   /s/ Richard A. Smith
                                          By __________________________________
                                                     Richard A. Smith
                                            Executive Vice President and Chief
                                               Financial Officer (Authorized
                                                   Officer and Principal
                                             Accounting and Financial Officer)

DATED: August 14, 2000