Form 10-Q
period 2000-09-30
WYNDHAM INTERNATIONAL INC
filed 2000-11-13
CIK 715273

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

  For the quarterly period ended September 30, 2000

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

  The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, as of the close of business on November 8, 2000, was 167,887,537.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Financial Statements..............................................   3

Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of September 30, 2000
   (unaudited) and December 31, 1999 .....................................   3
  Condensed Consolidated Statements of Operations for the three and nine
   months ended September 30, 2000 and 1999 (unaudited)...................   4
  Condensed Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2000 and 1999 (unaudited)..........................   5
  Notes to Condensed Consolidated Financial Statements as of September 30,
   2000 (unaudited)....................................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  19

Item 3. Qualitative and Quantitative Disclosures about Market Risks.......  29

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................  30

Item 2. Changes in Securities and Use of Proceeds.........................  31

Item 3. Defaults Upon Senior Securities...................................  31

Item 4. Submission of Matters to Vote of Security Holders.................  32

Item 5. Other Information.................................................  32

Item 6. Exhibits and Reports on Form 8-K:
  Exhibits................................................................  32
  Reports on Form 8-K.....................................................  32

Signature.................................................................  33

                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                      ASSETS
Current assets:
 Cash and cash equivalents.........................   $   102,178  $   144,333
 Restricted cash...................................       100,550      102,480
 Accounts and lease revenue receivables............       221,974      186,321
 Inventories.......................................        20,965       23,304
 Prepaid expenses and other assets.................        20,164       21,197
                                                      -----------  -----------
 Total current assets..............................       465,831      477,635
                                                      -----------  -----------
Investment in real estate and related improvements
 net of accumulated depreciation of $655,859 in
 2000 and $478,494 in 1999.........................     5,039,237    5,413,178
Investment in unconsolidated subsidiaries..........       106,979      165,663
Notes and other receivables........................        45,845       42,653
Management contract costs, net of accumulated
 amortization of $31,637 in 2000 and $26,359 in
 1999..............................................       157,380      129,362
Leasehold costs, net of accumulated amortization of
 $21,930 in 2000 and $15,305 in 1999...............       124,112      133,102
Trade names and franchise costs, net of accumulated
 amortization of $15,864 in 2000 and $11,328 in
 1999..............................................       105,978      116,521
Deferred acquisition costs.........................         2,851        2,584
Goodwill, net of accumulated amortization of
 $41,369 in 2000 and $30,141 in 1999...............       362,455      378,916
Deferred expenses, net of accumulated amortization
 of $34,505 in 2000 and $46,614 in 1999............       106,977       97,767
Other assets.......................................        47,905       46,109
                                                      -----------  -----------
 Total assets......................................   $ 6,565,550  $ 7,003,490
                                                      ===========  ===========
        LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.............   $   229,294  $   322,195
 Deposits..........................................        43,961       39,452
 Current portion of borrowings under the credit
  facility, term loans, mortgage notes and capital
  lease obligations................................       154,268      130,177
                                                      -----------  -----------
 Total current liabilities.........................       427,523      491,824
                                                      -----------  -----------
Borrowings under the credit facility, term loans,
 mortgage notes and capital lease obligations......     3,398,043    3,513,379
Deferred income taxes..............................       571,941      656,164
Deferred income....................................         9,734       15,543
Minority interest in operating partnerships........        22,146       22,435
Minority interest in other consolidated
 subsidiaries......................................       167,170      166,483
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and
  outstanding: 10,894,960 in 2000 and 10,344,662 in
  1999.............................................           109          103
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and
  outstanding: 167,415,229 in 2000 and 167,193,696
  in 1999..........................................         1,674        1,672
 Additional paid in capital........................     3,809,656    3,753,235
 Receivable from shareholders and affiliates.......       (16,913)     (17,210)
 Unearned stock compensation, net of accumulated
  amortization of $19,552 in 2000 and $19,297 in
  1999.............................................           --          (255)
 Unrealized loss on securities available for sale..          (593)      (1,000)
 Unrealized foreign exchange loss..................        (3,134)      (7,576)
 Accumulated deficit...............................    (1,821,806)  (1,591,307)
                                                      -----------  -----------
 Total shareholders' equity........................     1,968,993    2,137,662
                                                      -----------  -----------
 Total liabilities and shareholders' equity........   $ 6,565,550  $ 7,003,490
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   -------------------  ----------------------
                                     2000       1999       2000        1999
                                   ---------  --------  ----------  ----------
Revenue:
 Hotel revenue...................  $ 560,911  $562,720  $1,829,984  $1,829,882
 Participating and land lease
  revenue........................        --        341         --          929
 Racecourse facility.............        --        --          --        4,561
 Management fee and service fee
  income.........................      9,215    13,968      34,237      57,186
 Interest and other income.......      4,340     2,252      26,866       8,951
                                   ---------  --------  ----------  ----------
 Total revenue...................    574,466   579,281   1,891,087   1,901,509
                                   ---------  --------  ----------  ----------
Expenses:
 Hotel expenses..................    421,959   430,070   1,309,949   1,327,485
 Racing facility operations......        --        --          --        3,867
 General and administrative......     23,257    31,538      72,951     142,560
 Restructuring costs.............        --      3,906         --      189,288
 Interest expense................     95,333    85,478     280,623     266,678
 Depreciation and amortization...     79,631    75,653     238,078     232,558
 Impairment loss on assets held
  for sale.......................    134,016       --      211,316         --
 Net (gain) loss on sale of
  assets.........................     (9,305)   (1,104)      4,747       4,223
                                   ---------  --------  ----------  ----------
 Total expenses..................    744,891   625,541   2,117,664   2,166,659
                                   ---------  --------  ----------  ----------
Operating loss...................   (170,425)  (46,260)   (226,577)   (265,150)
 Equity in earnings (losses) of
  unconsolidated subsidiaries....      1,518      (931)      5,487       3,000
                                   ---------  --------  ----------  ----------
Loss before income taxes,
 minority interests and
 extraordinary item..............   (168,907)  (47,191)   (221,090)   (262,150)
Income tax benefit (provision)...     51,952     3,386      72,649    (651,053)
                                   ---------  --------  ----------  ----------
Loss before minority interests
 and extraordinary item..........   (116,955)  (43,805)   (148,441)   (913,203)
Minority interest in the
 operating partnerships..........        --        --          --        6,642
Minority interest in other
 consolidated subsidiaries.......     (2,384)     (760)     (5,818)     (4,824)
                                   ---------  --------  ----------  ----------
Loss before extraordinary item...   (119,339)  (44,565)   (154,259)   (911,385)
Extraordinary loss from early
 extinguishment of debt, net of
 minority interest and income
 taxes...........................        --        --          --       (9,838)
                                   ---------  --------  ----------  ----------
Net loss.........................   (119,339) $(44,565) $ (154,259) $ (921,223)
                                   =========  ========  ==========  ==========
Basic loss attributable to common
 shareholders:
 Net loss........................  $(119,339) $(44,565) $ (154,259) $ (921,223)
 Adjustment for equity forwards..        --        --          --      (19,372)
 Preferred stock dividends.......    (26,099)  (24,375)    (76,968)    (25,276)
                                   ---------  --------  ----------  ----------
 Basic net loss..................  $(145,438) $(68,940) $ (231,227) $ (965,871)
                                   =========  ========  ==========  ==========
Basic loss per common share:
 Loss before extraordinary item..  $   (0.87) $  (0.41) $    (1.38) $    (6.00)
 Extraordinary loss..............        --        --          --        (0.06)
                                   ---------  --------  ----------  ----------
 Net loss per common share.......  $   (0.87) $  (0.41) $    (1.38) $    (6.06)
                                   =========  ========  ==========  ==========
Diluted loss attributable to
 common shareholders:
 Net loss........................  $(119,339) $(44,565) $ (154,259) $ (921,223)
 Adjustment for equity forwards..        --        --          --      (39,322)
 Preferred stock dividends.......    (26,099)  (24,375)    (76,968)    (25,276)
                                   ---------  --------  ----------  ----------
 Diluted net loss................  $(145,438) $(68,940) $ (231,227) $ (985,821)
                                   =========  ========  ==========  ==========
Diluted loss per common share:
 Loss before extraordinary item..  $   (0.87) $  (0.41) $    (1.38) $    (6.13)
 Extraordinary loss..............        --        --          --        (0.06)
                                   ---------  --------  ----------  ----------
 Net loss per common share.......  $   (0.87) $  (0.41) $    (1.38) $    (6.19)
                                   =========  ========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------  ----------
Cash flows from operating activities:
Net loss................................................  $(154,259) $ (921,223)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Depreciation and amortization..........................    238,078     232,558
 Amortization of unearned stock compensation............        255       5,697
 Amortization of deferred loan costs....................     19,855      29,633
 Net loss on sale of assets.............................      4,747       4,223
 Equity in earnings of unconsolidated subsidiaries......     (5,487)     (3,000)
 Minority interest in operating partnerships............        --       (6,642)
 Minority interest in other consolidated subsidiaries...      5,818       4,824
 Deferred income taxes..................................    (84,223)    622,025
 Recognition of deferred termination fee................    (14,746)        --
 Write-off of deferred acquisition costs................      1,283         --
 Impairment loss on assets held for sale................    211,316      53,524
 Write-off of intangible assets.........................        --      119,751
 Bad debt expense.......................................      1,405       5,495
 Extraordinary loss from early extinguishment of debt...        --        9,838
 Other..................................................        --          602
Changes in assets and liabilities:
 Accounts and lease revenue receivable and other
  assets................................................    (29,089)    (14,207)
 Inventories............................................      2,293         184
 Accounts payable and accrued expenses..................    (43,576)    (39,124)
 Deferred income........................................      8,937         --
                                                          ---------  ----------
 Net cash provided by operating activities..............    162,607     104,158
                                                          ---------  ----------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital assets........................................    (20,626)    (69,951)
 Cash received in acquisition of real estate and hotel
  leases................................................        609       1,100
 Improvements and additions to hotel properties.........   (124,309)   (146,542)
 Gross proceeds from asset sales........................    227,814      70,108
 Earnest deposit on assets held for sale................     11,072         --
 Payment of contingent liability........................    (32,825)        --
 Acquisition of management contracts....................    (67,008)     (5,695)
 Investment in unconsolidated subsidiaries..............    (10,763)    (13,720)
 Deferred acquisition costs.............................     (1,550)     (7,230)
 Increase (decrease) in restricted cash accounts........      1,929     (62,973)
 Net payments collected from unconsolidated
  subsidiaries..........................................     11,886         --
 Proceeds from termination of management contracts......        --       16,086
 Advances on other notes receivable.....................     (1,309)    (11,229)
 Collections on mortgage and other notes receivable.....        457       4,654
 Other..................................................        (22)      5,065
                                                          ---------  ----------
 Net cash used in investing activities..................     (4,645)   (220,327)
                                                          ---------  ----------
Cash flows from financing activities:
 Borrowings under credit facility, term loans, mortgage
  notes and capital lease obligations...................    452,081   2,718,430
 Repayments on credit facility, mortgage notes, and
  capital lease obligations.............................   (597,237) (3,036,685)
 Payment of deferred loan costs.........................     (3,174)   (107,244)
 Premiums paid for financial derivatives................    (34,360)        --
 Proceeds received from financial derivatives...........      6,654         --
 Settlement of forward equity contracts.................        --     (329,481)
 Proceeds from issuance of preferred stock..............        --    1,000,000
 Cost to retire Patriot series B preferred stock........        --      (13,966)
 Cash settlement with Interstate upon spinoff...........        --      (17,102)
 Payment of offering costs..............................        --      (76,942)
 Distribution to minority interest holders..............     (6,563)    (23,168)
 Dividends and distributions paid.......................    (21,936)     (8,211)
 Other..................................................        --          222
 Foreign currency translation adjustment................      4,418         994
                                                          ---------  ----------
 Net cash (used in) provided by financing activities....   (200,117)    106,847
                                                          ---------  ----------
Net decrease in cash and cash equivalents...............    (42,155)     (9,322)
                                                          ---------  ----------
Cash and cash equivalents at beginning of period........    144,333     123,085
                                                          ---------  ----------
Cash and cash equivalents at end of period..............  $ 102,178  $  113,763
                                                          =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)
                                  (unaudited)

1. Organization and Basis of Presentation

  Wyndham International, Inc., as currently constituted (the "Company"), was formed through the June 30, 1999 restructuring and reorganization of Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot") and Wyndham International, Inc. (collectively with its subsidiaries, "Old Wyndham"). Prior to June 30, 1999, the shares of common stock of Patriot were paired and traded together with the shares of Old Wyndham, on a one for one basis, as a single unit pursuant to a stock pairing arrangement, and were referred to as paired shares.

  Patriot was formed April 17, 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. Old Wyndham was formed in connection with Patriot's merger with and into California Jockey Club and Bay Meadows Operating Company on July 1, 1997 (the "Cal Jockey Merger").

  Effective June 30, 1999, a subsidiary of Old Wyndham merged with and into Patriot with Patriot being the surviving entity and becoming a subsidiary of Old Wyndham. In connection with this restructuring, the pairing agreement between Patriot and Old Wyndham was terminated, Patriot's status as a REIT terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date. This merger converted each previously outstanding paired share into one share of Wyndham class A common stock. Old Wyndham and its subsidiaries, which now include Patriot, is hereafter referred to as Wyndham or the Company.

  The restructuring was reflected as a reorganization of two companies under common control and was accounted for in a manner similar to that used in pooling of interest accounting. As such, there was no revaluation of the assets and liabilities of Old Wyndham or Patriot.

  As of September 30, 2000, the Company owned interests in 144 hotels with an aggregate of over 40,300 guest rooms and leased 38 hotels from third parties with over 5,800 guest rooms. In addition, the Company managed 38 hotels for third party owners with over 12,300 guest rooms and franchised 29 hotels with over 5,400 guest rooms.

 Principles of consolidation and combination

  The unaudited consolidated financial statements for September 30, 2000 include the accounts of the Company, its wholly owned subsidiaries, and the partnerships, corporations and limited liability companies in which the Company owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

  Partnerships--The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

  Corporations and Limited Liability Companies--The condition for control is the ownership of a majority voting interest.

  These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to current period presentation with no effect to previously reported net income or retained earnings.

 Newly Issued Accounting Standards

  Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on where a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company will adopt these standards effective January 1, 2001 and is currently assessing the initial effects of adoption.

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

2. Real Estate

 Acquisitions

  In January 2000, the Company acquired the remaining interests in Wyndham Chicago for approximately $20,626.

 Disposals

  During the first quarter of 2000, the Company sold a hotel, retail space and a garage for a gross sales price of $44,250 and received net cash proceeds of $43,867. The Company recorded a net loss of $1,682 net of impairment of $2,330.

  In addition, effective March 31, 2000, the Company sold its Sierra Suites hotel brand, properties and related assets (the "Sierra transaction") to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53,000. The transaction included the sale by the Company of one

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

owned and three leased properties, seventeen franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company received net cash proceeds of $23,045 and relieved $29,770 of future obligations with respect to a related agreement.

  During the second quarter of 2000, the Company sold its interests in 17 hotels, including the Clubhouse Inn brand, and a parcel of land for a gross sales price of approximately $95,270. The Company received net proceeds of $55,859 and was relieved of approximately $34,649 of mortgage debt. The Company recorded a net loss of $5,686, net of impairment of $64,492. In addition, the Company sold two hotel properties for a gross sales price of $43,445. The Company repaid $16,547 of mortgage debt and received net proceeds of $23,272. The hotel properties were leased back to the Company under two long-term operating leases. The leases have an initial term of 15 years and three optional five-year renewal periods exercisable at the Company's option. Under the terms of the leases, yearly base rent aggregates $4,345 plus a contingent rent paid based on a percentage of revenues over certain thresholds as specified in the leases. The leases require the Company to pay substantially all expenses associated with the operation of the leased hotels, including real estate taxes and insurance.

  During the third quarter of 2000, the Company sold two hotel properties and two investments for a gross sales price of $32,769 and received net proceeds of $27,448 and a note receivable of $4,319. The note bears interest at LIBOR plus 2.75% per annum and matures March 31, 2001.

 Assets held for sale

  During the nine months ended September 30, 2000, the Company identified an additional 20 owned hotel assets to be held for sale based on management having the authority and intent of entering into commitments for sales transactions expected to close in the next twelve months. The Company recorded a provision for loss on eight of those assets held for sale of $157,775. The provision reduces the carrying value to the estimated net sales proceeds less estimated costs to sell.

  At September 30, 2000, the Company has approximately $723,299, net of impairment of $229,743, of assets held for sale which are included in investments in real estate and related improvements in the accompanying financial statements.

  In addition, the Company recorded an additional provision for loss of $53,541 as a result of changes in the estimated fair value of certain investments held for sale. The impairment is included in investments in unconsolidated subsidiaries in the accompanying financial statements.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


  During the first nine months of 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments are made. Detail of the 1999 restructuring charge is as follows:

                                                        Accrued             Accrued
                              Cash/     Restructuring   Balance             Balance
Description                 Non-Cash       Charge     at 12/31/99 Activity at 9/30/00
-----------               ------------- ------------- ----------- -------- ----------
Organizational
 Restructuring
Write-down of intangible
 assets.................  Non-cash        $ (83,094)    $   --     $  --     $ --
Severance packages......  Cash/non-cash      (4,675)       (500)      250     (250)
Downsizing European
 division
Write-down of assets
 held for sale..........  Non-cash          (69,491)        --        --       --
Write-down of intangible
 assets.................  Non-cash          (28,394)        --        --       --
Severance packages......  Cash               (3,578)     (2,458)    2,314     (144)
Lease cancellations and
 commitments............  Cash               (1,907)     (1,907)    1,807     (100)
Other exit costs........  Cash               (4,062)     (2,408)    2,173     (235)
Exiting limited service
 market sector
Write-down of assets
 held for sale..........  Non-cash          (63,328)        --        --       --
Write-down of intangible
 assets.................  Non-cash           (8,834)        --        --       --
Closing of the Phoenix
 division office
Severance packages......  Cash               (2,006)       (312)      312      --
Lease cancellations and
 commitments............  Cash                 (492)       (321)      214     (107)
Closing of the Wichita
 division office
Severance packages......  Cash               (1,872)     (1,872)    1,872      --
Elimination of certain
 hotel brands
Write-down of intangible
 assets.................  Non-cash          (12,821)        --        --       --
Other
Other exit costs........  Cash                 (713)        --        --       --
Effect of foreign
 currency translation...                        --            8       (33)     (25)
                                          ---------     -------    ------    -----
Total...................                  $(285,267)    $(9,770)   $8,909    $(861)
                                          =========     =======    ======    =====

4. Credit Facility, Term Loans, Mortgage and Other Notes:

  Effective September 25, 2000, the Company amended certain terms of its credit agreement. As a part of the amendment, the applicable interest rate margins of the $1,300,000 term loan would be increased by .50% if the balance of the increasing rate term loans in the aggregate amount was greater than $325,000, or .25% should the balance be equal to or less than $325,000. As of September 30, 2000, the balance of the increasing rate loans was $650,000.

  In connection with the acquisition of the controlling interest in Wyndham Chicago, the Company now consolidates mortgage debt associated with the property of approximately $38,910; the loan bears interest at LIBOR plus 3.5% and matures August 20, 2001.

  Effective June 30, 2000, the Company completed a $116,000 first mortgage and mezzanine financing through Bear, Stearns Funding, Inc. on the Wyndham El Conquistador Resort & Country Club. The first mortgage in the amount of $106,000 bears interest at LIBOR plus 2.35%. Principal payments on the loan are due beginning October 1, 2004, with a final balloon payment due on July 1, 2005. The mezzanine financing in the amount of $10,000 also bears interest at LIBOR plus 2.35%. Principal payments on the loan are due monthly beginning August 1, 2000 through maturity October 1, 2004. Proceeds from these loans were used to retire existing indebtedness.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


  In addition, the Company refinanced a $15,000 loan with the Government Development Bank. The loan bears interest at LIBOR plus 1.5% and is secured by a first mortgage on approximately 150 acres of real property located in Fajardo, Puerto Rico, adjacent to the Wyndham El Conquistador resort.

  At September 30, 2000, the LIBOR rate was 6.62% and averaged 6.33% for the nine months ended September 30, 2000.

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

  On March 10, 2000, the Company entered into additional interest rate hedges for a total notional amount of $1,500,000. The interest rate swaps and caps are structured such that each hedge has a series of trigger levels in which the hedge can become ineffective for any reset period that the 1-month LIBOR rises above the trigger level; however, the Company has the option of choosing to increase the trigger levels prior to that occurrence. If LIBOR resets below the trigger level, the hedge becomes effective again. The Company paid approximately $34,360 in premiums to enter into these contracts. As of September 30, 2000, the Company has reflected a reduction of interest expense of approximately $6,450 from the effectiveness of these hedges.

                                   Notional
   Hedge                            Amount   Terms      Rate      Trigger Level
   -----                           -------- ------- ------------  -------------
   Interest Rate Swaps............ $700,000 5 years 6.10% - 6.75% 7.00% - 8.50%
   Interest Rate Caps............. $250,000 3 years         4.75%         7.50%
   Interest Corridor.............. $550,000 3 years         5.25%         7.50%

  The Company also shortened the terms of three existing hedges and received net proceeds of approximately $6,654. The proceeds received were capitalized and are included in deferred expenses in the accompanying condensed consolidated balance sheet. The proceeds will be amortized over the remaining terms of the contracts as a reduction to interest expense. The hedges were as follows:

                                                Notional Original Revised
   Hedge                                         Amount  Maturity Maturity Rate
   -----                                        -------- -------- -------- ----
   Interest Rate Swap.......................... $375,000 11/01/02 03/01/02 6.26%
   Interest Rate Swap.......................... $125,000 11/01/02 03/01/02 5.56%
   Interest Rate Swap.......................... $250,000 06/01/03 03/01/02 5.84%

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


  In connection with the refinancing of El Conquistador, in July 2000, the Company entered into two additional amortizing interest rate caps for notional amounts of $106,000 and $10,000. The interest rate caps have an interest rate of 9.75% and mature on July 1, 2005 and October 1, 2004, respectively.

  The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The unrealized loss on the Company's interest rate swaps was approximately $822 at September 30, 2000, which represents the amount the Company would pay if the interest rate swaps were terminated. The fair value of the interest rate caps are based upon quoted market prices and approximated $19,476 at September 30, 2000.

6. Comprehensive Loss

  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive loss for the periods is as follows:

                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                     -------------------  --------------------
                                       2000       1999      2000       1999
                                     ---------  --------  ---------  ---------
   Net loss........................  $(119,339) $(44,565) $(154,259) $(921,223)
   Unrealized (loss) gain on
    securities available for sale..        (73)     (676)       407        185
   Unrealized foreign exchange gain
    (loss).........................      8,667     9,935      4,442     (2,455)
                                     ---------  --------  ---------  ---------
     Total comprehensive loss......  $(110,745) $(35,306) $(149,410) $(923,493)
                                     =========  ========  =========  =========

7. Computation of Earnings Per Share

  Earnings per share have been computed as follows:

                                    Three Months Ended     Three Month Ended
                                    September 30, 2000    September 30, 1999
                                   ---------------------  --------------------
                                     Basic    Diluted(1)   Basic    Diluted(1)
                                   ---------  ----------  --------  ----------
                                                (in thousands)
Net loss.......................... $(119,339) $(119,339)  $(44,565)  $(44,565)
Preferred stock dividends.........   (26,099)   (26,099)   (24,375)   (24,375)
                                   ---------  ---------   --------   --------
Net loss attributable to common
 shareholders..................... $(145,438) $(145,438)  $(68,940)  $(68,940)
                                   =========  =========   ========   ========
Weighted average number of common
 shares outstanding...............   167,361    167,361    166,954    166,954
                                   =========  =========   ========   ========
Net loss per share................ $   (0.87) $   (0.87)  $  (0.41)  $  (0.41)
                                   =========  =========   ========   ========

--------
(1) For the three months ended September 30, 2000, the dilutive effect of unvested stock grants of 563, the option to purchase common stock of 460 and preferred stock of 126,833 were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended September 30, 1999, the dilutive effect of unvested stock grants of 733, the option to purchase common stock of 19, and 116,414 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


                                    Nine Months Ended      Nine Months Ended
                                    September 30, 2000     September 30, 1999
                                   ---------------------  ---------------------
                                     Basic    Diluted(1)    Basic    Diluted(1)
                                   ---------  ----------  ---------  ----------
                                                (in thousands)
Net loss.........................  $(154,259) $(154,259)  $(911,385) $(911,385)
Adjustment for equity
 forwards(2).....................        --         --      (19,372)   (39,322)
Preferred stock dividends........    (76,968)   (76,968)    (25,276)   (25,276)
                                   ---------  ---------   ---------  ---------
Loss attributable to common
 shareholders before
 extraordinary item..............   (231,227)  (231,227)   (956,033)  (975,983)
Extraordinary loss...............        --         --       (9,838)    (9,838)
                                   ---------  ---------   ---------  ---------
Net loss attributable to common
 shareholders....................  $(231,227) $(231,227)  $(965,871) $(985,821)
                                   =========  =========   =========  =========
Weighted average number of common
 shareholders outstanding........    167,272    167,272     159,254    159,254
                                   =========  =========   =========  =========
Loss per share:
  Loss before extraordinary
   item..........................  $   (1.38) $   (1.38)  $   (6.00) $   (6.13)
  Extraordinary loss.............        --         --        (0.06)     (0.06)
                                   =========  =========   =========  =========
Net loss per share...............  $   (1.38) $   (1.38)  $   (6.06) $   (6.19)
                                   =========  =========   =========  =========

--------
(1) For the nine months ended September 30, 2000, the dilutive effect of unvested stock grants of 706, the option to purchase common stock of 288 and preferred stock of 126,833 were not included in the computation of diluted earnings per share because they are anti-dilutive. For the nine months ended September 30, 1999, the dilutive effect of unvested stock grants of 795, the option to purchase common stock of 32, and 44,785 of preferred shares were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) The adjustment relates to the mark-to-market and yield adjustment for the forward equity contracts, which could be settled in cash or stock, at the Company's option.

8. Commitments and Contingencies

 Interstate Hotels, LLC

  Wyndham has agreed to the redemption of its aggregate 55% non-voting economic interest in Interstate Hotels, LLC ("IH, LLC"), a principal operating subsidiary of Interstate Hotel Corporation ("IHC"). At the closing of the transaction, IH, LLC will cause certain management agreement assets to be transferred to Wyndham in partial redemption of Wyndham's interest in IH, LLC. Additionally, at the closing, a portion of the remainder of Wyndham's interest will be converted into a preferred membership interest in IH, LLC. At any time on or after July 1, 2001, both IH, LLC and Wyndham will have the right to require that IH, LLC redeem the preferred membership interest for $12,682 to be paid with a combination of cash and notes. The portion of Wyndham's interest that is not redeemed at the closing or converted into a preferred membership interest at the closing will remain outstanding after the preferred membership interest is redeemed. At any time on or after July 1, 2004, both IH, LLC and Wyndham will have the right to require that IH, LLC redeem the remaining interest at an amount that is the lesser of (a) the product of (i) five times IH, LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH, LLC which is represented by the remaining interest or (b) $433. As additional consideration for the redemption and conversion of Wyndham's interest, Wyndham has agreed to cause its current representative on IHC's Board of Directors to resign, to relinquish all of its right to appoint a member to IHC's Board of Directors in the future, and to grant IHC an option, exercisable within 90 days of closing, to acquire all of Wyndham's stock in IHC. As a result, the Company recorded an impairment loss of $29,285 on its investment in IH, LLC. (see note 12)

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


 Earn-out Obligations

  In connection with the acquisition of the partnership interest in SF Hotel Company, L.P., the Company was subject to future purchase price adjustments. The obligations related to the purchase price adjustments were payable in 2000 and 2001. Effective February 8, 2000, the Company paid an additional $32,825 to SF Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, as additional consideration pursuant to the purchase agreement. In addition, as a result of the Sierra transaction, the Company will not be liable for any additional amounts due in 2000 or 2001.

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

  On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Old Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Old Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23,
1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,
1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about
October 13, 2000, the defendants moved to dismiss the actions. The Court has scheduled a hearing on motions to dismiss the actions for December 14, 2000. Wyndham intends to defend the suits vigorously.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


  On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Old Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Old Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Old Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on
June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al. No. 3-99-CV1866-D, filed on or about
August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court has scheduled a hearing on motions to dismiss the actions for December 14, 2000. Wyndham intends to defend the suits vigorously.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

releases from C&M. Pursuant to the settlement agreement, the Defendants also received an option to purchase certain property in downtown Jacksonville, Florida for an aggregate purchase price of $4 million less a $1.425 million option payment made by the Defendants to C&M at the time of the settlement agreement.

  On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham's business. Claimants do not specify the amount of damages sought. To date, Wyndham has not responded to the Demand for Arbitration. Wyndham intends to defend the claims vigorously.

9. Related Party Transactions

  In July 2000, the Company amended its management agreement for the Wyndham Anatole hotel. In consideration for the amendment, the Company paid $67,000 to the Crow Family members, owners of the hotel, to include among other things, the extension of the term for an additional 20 years. In partial consideration for the amended management agreement, the Company has also agreed to contribute $4,000 to convert a portion of the Verandah Club to a Golden Door City Spa and make a new loan in the principal amount of $10,000 to be applied to the costs of expanding a certain ballroom. The loan shall bear interest at a rate of 12% per annum and will mature upon the expiration or termination of the amended management agreement. In addition, the Company has extended the term of an existing $10,000 loan to the expiration or termination of the amended management agreement.

10. Dividends

  On September 30, 2000, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partly in cash and partly in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 1,020 shares of series A preferred stock and 186,846 shares of series B preferred stock.

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


11. Segment Reporting

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

  . Other proprietary branded hotel properties include Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition. As of September 30, 2000, the Company has sold its interests in Sierra Suite, Clubhouse, and the hotels acquired in the Arcadian acquisition. In addition, subsequent to September 30, 2000, the properties included in Malmaison were sold.

  . Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

  . Other includes management fee and service fee income, participating lease revenues, racecourse facility revenue and expenses, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


 Measurement of segment profit or loss

  The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income
(loss) for each segment for the three and nine months ended September 30, 2000 and 1999, respectively, are as follows:

                         Wyndham  Wyndham         Summerfield    Other        Non
                         Hotels & Luxury  Wyndham  Suites by  Proprietary Proprietary
                         Resorts  Resorts Gardens   Wyndham     Branded     Branded     Other      Total
                         -------- ------- ------- ----------- ----------- ----------- ---------  ----------
Three Months Ended
 September 30, 2000
Total revenue........... $254,009 $19,749 $19,287  $ 38,716     $ 8,227    $220,923   $  13,555  $  574,466
Operating income
 (loss)................. $ 54,425 $ 2,107 $ 3,543  $  8,234     $ 2,479    $ 55,265   $(296,478) $ (170,425)
Three Months Ended
 September 30, 1999
Total revenue........... $223,597 $20,142 $23,030  $ 35,166     $29,112    $231,673   $  16,561  $  579,281
Operating income
 (loss)................. $ 39,172 $ 1,700 $ 5,924  $  7,974     $ 8,284    $ 58,591   $(167,905) $  (46,260)
Nine Months Ended
 September 30, 2000
Total revenue........... $861,280 $77,244 $66,421  $108,460     $32,301    $684,278   $  61,103  $1,891,087
Operating income
 (loss)................. $236,142 $19,944 $12,388  $ 24,091     $ 8,660    $187,443   $(715,245) $ (226,577)
Nine Months Ended
 September 30, 1999
Total Revenues.......... $745,295 $71,422 $70,673  $100,189     $79,104    $763,199   $  71,627  $1,901,509
Operating income
 (loss)................. $195,282 $14,123 $17,928  $ 22,067     $22,078    $184,536   $(721,164) $ (265,150)

  The following table represents revenue information by geographic area for the three and nine months ended September 30, 2000 and 1999. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.

                           Three Months Ended           Nine months ended
                           September 30, 2000          September 30, 2000
                        ------------------------- -----------------------------
                         United                     United
                         States  Europe   Total     States   Europe    Total
                        -------- ------- -------- ---------- ------- ----------
Revenues............... $566,238 $ 8,228 $574,466 $1,866,351 $24,736 $1,891,087

                           Three Months Ended           Nine months ended
                           September 30, 1999          September 30, 1999
                        ------------------------- -----------------------------
                         United                     United
                         States  Europe   Total     States   Europe    Total
                        -------- ------- -------- ---------- ------- ----------
Revenues............... $556,918 $22,363 $579,281 $1,841,991 $59,518 $1,901,509

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


12. Subsequent Events

  On October 20, 2000, Wyndham announced it had agreed to the redemption of its aggregate 55% non-voting economic interest in Interstate Hotels, LLC ("IH, LLC"), a principal operating subsidiary of Interstate Hotel Corporation ("IHC"). At the closing of the transaction, IH, LLC will cause certain management agreement assets to be transferred to Wyndham in partial redemption of Wyndham's interest in IH, LLC. Additionally, at the closing, a portion of the remainder of Wyndham's interest will be converted into a preferred membership interest in IH, LLC. At any time on or after July 1, 2001, both IH, LLC and Wyndham will have the right to require that IH, LLC redeem the preferred membership interest for $12,682 to be paid with a combination of cash and notes. The portion of Wyndham's interest that is not redeemed at the closing or converted into a preferred membership interest at the closing will remain outstanding after the preferred membership interest is redeemed. At any time on or after July 1, 2004, both IH, LLC and Wyndham will have the right to require that IH, LLC redeem the remaining interest at an amount that is the lesser of (a) the product of (i) five times IH, LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH, LLC which is represented by the remaining interest or (b) $433. As additional consideration for the redemption and conversion of Wyndham's interest, Wyndham has agreed to cause its current representative on IHC's Board of Directors to resign, to relinquish all of its right to appoint a member to IHC's Board of Directors in the future, and to grant IHC an option, exercisable within 90 days of closing, to acquire all of Wyndham's stock in IHC. As a result, the Company recorded an impairment loss of $29,285 on its investment in IH, LLC.

  On November 6, 2000, Wyndham announced it completed the sale of the Malmaison brand and hotel properties for gross proceeds of approximately $111,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under (S)21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing on terms and conditions favorable to the Company, the Company's ability to effect sales of assets on favorable terms and conditions, and risks associated with the hotel industry and real estate markets in general and other risks set forth under "Certain Risk Factors" in the Company's 1999 Annual Report on Form 10-K.

Results of operations:

 General

  As of September 30, 2000, the Company had 182 owned and leased hotels with 46,100 guest rooms as compared to 214 owned and leased hotels with over 48,700 guest rooms at September 30, 1999. This reduction results from the sale of 36 hotels during the twelve-month period, partially offset by the acquisition and development of 4 hotels during the period.

 Quarter ended September 30, 2000 compared with the quarter ended September 30, 1999

  Hotel revenues were $560,911,000 and $562,720,000 for the quarters ended September 30, 2000 and 1999, respectively. Although hotel revenues remained relatively stable between periods, hotel revenues associated with assets sales have been in part offset by assets acquired and developed. Included in the quarter ended September 30, 1999 were revenues of $35,247,000 associated with assets that have subsequently been sold. Adjusted for the asset sales, revenues actually increased by $33,438,000. This increase in revenue can be attributed to revenues of $16,913,000 associated with four assets that were developed and acquired subsequent to September 30, 1999. In addition, revenues at two flagship hotels which opened in 1999 increased by $6,745,000 as occupancy stabilized in 2000. The remainder of the increase in hotel revenues can be attributed primarily to increases in revenues per available room ("RevPAR") throughout the Company's portfolio.

  Hotel expenses were $421,959,000 and $430,070,000 for the quarters ended September 30, 2000 and 1999, respectively. As with revenues, hotel expenses remained relatively stable between periods, with the decline in expenses related to asset sales offset in part by hotels acquired and developed during the period. Included in the quarter ended September 30, 2000 were expenses of $24,889,000 associated with assets that have been sold. Adjusted for asset sales, expenses actually increased by $16,778,000. This increase in expenses can be attributed primarily to expenses associated with four assets that were developed and acquired subsequent to September 30, 1999.

  Management fee and service fee income was $9,215,000 and $13,968,000 for the quarters ended September 30, 2000 and 1999, respectively. The decrease is primarily a result of the management contracts sold in the Sierra transaction and the loss of a portfolio of 17 management contracts. For the quarter ended September 30, 1999, fees earned from these contracts were $3,283,000 and 1,318,000, respectively.

  General and administrative expenses were $23,257,000 and $31,538,000 for the quarters ended September 30, 2000 and 1999, respectively. In the quarter ended September 30, 1999, the Company incurred $2,028,000 of expenses associated with becoming Year 2000 compliant, $2,000,000 of additional professional fees related to the reorganization of the Company and $1,391,000 of costs related to the Interstate spin-off transaction. In addition, included in the quarter ended September 30, 1999 are $3,020,000 of general and administrative expenses for divisional offices located in Wichita and Phoenix which have been subsequently closed. Management has also made efforts to streamline the organization such as consolidating the Company's sales offices in Dallas and eliminating certain layers of management in an effort to reduce general and administrative expenses.

  Depreciation and amortization expense was $79,631,000 and $75,653,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase in depreciation was primarily due to the placement in service of additional assets that were previously under development and the capital improvements made during the period, offset in part by the asset sales that have occurred during the period.

  During the quarter ended September 30, 1999, the Company recorded a restructuring charge of $3,906,000 for the third quarter of 1999. Wyndham recorded these costs primarily due to realignment of the luxury division. This resulted in the closure of the Phoenix division office and costs associated with severance payments for staffing reductions, and office lease cancellation costs.

  Interest expense was $95,333,000 and $85,478,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase in interest expense is in part attributed to increase in LIBOR rates. The average LIBOR rates were 6.62% and 5.28% for the quarters ended September 30, 2000 and 1999, respectively. The Company's derivative financial instruments in part negated the Company's exposure to the rise in interest rates. However, the Company also had increases in the amortization of loan costs associated with the amortization of the premiums for the $1.5 billion in new derivatives acquired in March.

  The Company's share of equity in earnings (losses) from unconsolidated subsidiaries was $1,518,000 and $(931,000) for the quarters ended September 30, 2000 and 1999, respectively. The increase is due primarily from the allocation of income from one of its investments which was in development in 1999 but in operation in 2000.

  The benefit for income taxes was $51,952,000 and 3,386,000 for the quarters ended September 30, 2000 and 1999, respectively. The change is due in part to the charge taken in the third quarter of 2000 for the impairment of certain assets held for sale.

  During the quarter ended September 30, 2000, the Company realized gains on the sale of assets of $9,305,000. During the quarter ended September 30, 1999, the Company recognized gains of $1,104,000 on the sale of one hotel asset and a parcel of land.

  During the quarter ended September 30, 2000, the Company classified an additional 15 assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, the Company recorded a reserve for impairment for loss on real estate assets held for sale of $82,163,000. The provision reduces the carrying value of six owned hotels to the estimated net sales proceeds less estimated costs to sell. In addition, the Company recorded a reserve for impairment for certain investments held for sale of $51,853,000.

   The resulting net loss for the quarter ended September 30, 2000, was $119,339,000 compared to net loss of $44,565,000 for the quarter ended September 30, 1999.

Results of operations:

 Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

  Hotel revenues were $1,829,984,000 and $1,829,882,000 for the nine months ended September 30, 2000 and 1999, respectively. Although hotel revenues remained relatively stable between periods, increases during the nine months ended September 30, 2000 from acquisitions, assets placed in service, and increases in RevPAR throughout the Company's portfolio were offset by the assets sales that have occurred during the last twelve-month period and the spin-off of Interstate Hotel Corporation (the "Interstate spin-off") on June 18, 1999.

  Hotel expenses were $1,309,949,000 and $1,327,485,000 for the nine months ended September 30, 2000 and 1999, respectively. As with revenues, expenses remained relatively stable between periods. The decrease in expenses resulting from assets sales were offset by acquisitions and new assets placed in service during the previous twelve months.

  Management fee and service fee income was $34,237,000 and $57,186,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease is primarily the result of the loss of management contracts associated with the Interstate spin-off, the sale of the third party management contracts in the Sierra transaction in the first quarter of 2000, and the loss of a portfolio of 17 management contracts during 2000.

  Interest and other income was $26,866,000 and $8,951,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase was primarily due to the recognition of a termination fee of $14,746,000 related to the termination of 17 management contracts.

  General and administrative expenses were $72,951,000 and $142,560,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease of expenses was primarily a result of expenditures incurred in 1999, in part associated with the restructuring of the organization, but not incurred in 2000. Those costs were as follows:

  .  $6,737,000 due to the acceleration of vesting of employees' stock awards

  .  $3,818,000 reviewing different strategic alternatives

  . $4,681,000 in legal and unwind fees to settle the forward equity contracts

  .  $3,710,000 associated with the write off of bond offering costs

  .  $5,095,000 of costs associated with the Interstate spin-off

  .  $5,228,000 of abandoned transaction costs

  . $5,703,000 of costs associated with conversion costs and becoming year 2000 compliant

  . $4,695,000 associated with the write-off of receivables from a managed hotel in which Wyndham terminated the management contract

  In addition, in 1999 the Company incurred approximately $28,068,000 of general and administrative expenses for divisional offices located in Pittsburgh, Wichita, and Phoenix. As those offices were closed during the past twelve months, minimal costs were incurred during 2000. Management also made efforts to streamline the organization such as consolidating the Company's sales offices in Dallas and eliminating certain layers of management.

  During the nine months ended September 30, 1999, Wyndham recorded $189,288,000 of costs associated with the restructuring. The costs primarily consisted of the following: $83,094,000 for the write off of an intangible asset associated with the paired share structure which was abandoned on June 30, 1999, and $4,675,000 associated with severance payments due to the elimination of job responsibilities. In addition, Wyndham reflected $82,957,000 in costs to write-down assets to estimated fair values, including goodwill of $28,394,000 as a result of management's strategy to exit from the European market for non-branded assets which will be sold, and $7,226,000 in staffing reductions and other exit costs, primarily lease cancellations, necessary to reduce Wyndham's infrastructure in Arcadian International, Wyndham's management division in Europe. Wyndham also recorded a charge of $8,263,000 for the write-off of the Carefree trade name. In the third quarter, Wyndham decided to close its Phoenix division office and recorded $2,500,000 of costs associated with severance, lease cancellations, and other exit costs, and $573,000 of additional professional fees.

  Depreciation and amortization expense was $238,078,000 and $232,558,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in depreciation was primarily due to the increase in capital renovations during the year, as well as the placement in service of additional assets that were previously under development, offset in part by the asset sales that occurred during the twelve-month period.

  Interest expense was $280,623,000 and $266,678,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest expense is primarily related to higher interest rate spreads on the current credit facility as compared to the old credit facility and higher interest rates during the first nine months of 2000 as compared to 1999. The Company's derivative financial instruments in part negated the impact of these higher rates. However, the Company also had increases in the amortization of loan costs associated with the amortization of the premiums for the $1.5 billion in new derivatives acquired in March.

  The benefit (provision) for income taxes was $72,649,000 and ($651,053,000) for the nine months ended September 30, 2000 and 1999, respectively. The change in the provision is due to a 1999 charge of $675,000,000 due to Patriot converting from a REIT to a C corporation, the restructuring of certain special purpose controlled subsidiaries, which previously could not be consolidated with Wyndham's taxable income or loss, and charges taken in 2000 for the impairment of certain assets held for sale.

  Minority interest's share of loss associated with the operating partnerships was $6,642,000 for the nine months ended September 30, 1999. There was no minority interest's share of the income (loss) associated with the operating partnerships for the nine months ended September 30, 2000 due to amendments in the partnership agreements at June 30, 1999 which amended the allocation of profit and loss to the limited partners.

  During the nine months ended September 30, 2000, the Company realized losses on the sale of assets of $4,747,000. During the nine months ended September 30, 1999, the Company recognized losses of $4,223,000 on the sale of assets.

  During the nine months ended September 30, 2000, the Company classified an additional 20 assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, the Company recorded a reserve for impairment for loss on real estate assets held for sale of $157,775,000. The provision reduces the carrying value of the eight owned hotels to the estimated net sales proceeds less estimated costs to sell. In addition, the Company recorded a reserve for impairment on six investments held for sale of $53,541,000.

  In connection with the debt financing in 1999, the Company wrote off the remaining balance of unamortized deferred financing costs associated with the old credit facility resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes.

  As a result, the net loss was $154,259,000 and $921,223,000 for the nine months ended September 30, 2000 and 1999, respectively.

Results of reporting segments:

 Quarter ended September 30, 2000 compared with the quarter ended September 30, 1999

  The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by Wyndham(TM), other proprietary branded hotel properties, non-proprietary branded properties and other.

  Wyndham Hotels & Resorts(R) represent approximately 44.2% and 38.6% of total revenue for the quarters ended September 30, 2000 and 1999, respectively. Total revenue was $254,009,000 compared to $223,597,000 for the quarters ended September 30, 2000 and 1999, respectively. Operating income was $54,425,000 compared to $39,172,000 for the quarters ended September 30, 2000 and 1999, respectively. The increases in revenues and operating income can be primarily attributed to the acquisition of three hotels that became Wyndham branded hotels and the stabilization of revenues in 2000 for an additional two flagship hotels which opened during 1999. The revenue increase attributed to these five hotels was $22,393,000 for the quarter. The remaining increase can be attributed to growth in the average daily rate ("ADR") and occupancy in this segment during the quarter ended September 30, 2000.

  Wyndham Luxury Resorts represent approximately 3.4% and 3.5% of total revenue for the quarters ended September 30, 2000 and 1999, respectively. Total revenue was $19,749,000 compared to $20,142,000 for the quarters ended September 30, 2000 and 1999, respectively. The decrease in revenue between quarters was in part a result of $1,650,000 of rollover membership fee revenue and expense recorded in the third quarter of 1999 at the club of one of the Wyndham Luxury Resorts. This resulted in an increase to both hotel revenues and expenses in the third quarter 1999, with no impact to operating income. Operating income was $2,107,000 compared to $1,700,000 for the same period, respectively.

  Wyndham Gardens(R) represents approximately 3.4% and 4.0% of total revenue for the quarters September 30, 2000 and 1999, respectively. Total revenue was $19,287,000 compared to $23,030,000 for the quarters ended September 30, 2000 and 1999, respectively. Operating income was $3,543,000 compared to $5,924,000 for the same period respectively. Decreases in both revenue and operating income were primarily due to the sale of six Wyndham Garden hotels in June of 2000. Hotel revenue and operating income included in the quarter ended September 30, 1999 for those assets sold were approximately $4,589,000 and $1,426,000, respectively.

  Summerfield Suites by Wyndham(TM) represents approximately 6.7% as compared to 6.1% of total revenue for the quarters ended September 30, 2000 and 1999, respectively. Total revenue was $38,716,000 compared to $35,166,000 for the quarters ended September 30, 2000 and 1999, respectively. Operating income was $8,234,000 compared to $7,974,000 for the same period, respectively. Revenues and operating results remained relatively consistent, increasing slightly between periods, as this segment experienced growth in occupancy of 7.2% with only a slight decrease in ADR of 1.3%.

  Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 1.4% and 5.0% of total revenue for the quarters ended September 30, 2000 and 1999, respectively. Total revenue was $8,227,000 compared to $29,112,000 for the quarters ended September 30, 2000 and 1999, respectively. Operating income for these properties was $2,479,000 and $8,284,000 for the quarters ended September 30, 2000 and 1999, respectively. The decrease in both revenues and operating income was primarily a result of the sale of 11 hotels in December 1999 acquired in the Arcadian acquisition, the sale of the Sierra branded hotels in March of 2000, and the sale of the Clubhouse branded hotels in June of 2000. Hotel revenue and operating income included in the quarter ended September 30, 1999 for those assets sold were approximately $20,590,000 and $6,429,000, respectively. Subsequent to September 30, 2000, the Malmaison properties were sold.

  Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 38.5% and 40.0% of total revenue for the quarters ended September 30, 2000 and 1999, respectively. Total revenue was $220,923,000 compared to $231,673,000 for the quarters ended September 30, 2000 and 1999, respectively. Operating income for these properties was $55,265,000 and $58,591,000 for the quarter ended September 30, 2000 and 1999, respectively. The decrease in both revenue and operating income is due primarily to the sale of non-proprietary branded assets throughout the year. Hotel revenue and operating income included in the quarter ended September 30, 1999 for those assets sold were approximately $10,067,000 and $3,493,000, respectively.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $13,555,000 and $16,561,000 for the quarters ended September 30, 2000, and 1999, respectively. The $3,006,000 decrease was primarily the result of lost management fees from the Sierra transaction. Operating losses for the segment were $296,478,000 and $167,905,000 for the quarters ended September 30, 2000, and 1999, respectively. In 2000, the operating loss was impacted by the impairment reserve recognized of $134,016,000 in the third quarter of 2000.

Results of reporting segments:

 Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

  The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by Wyndham(TM), other proprietary branded hotel properties, non-proprietary branded properties and other.

  Wyndham Hotels & Resorts(R) represent approximately 45.5% and 39.2% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Total revenue was $861,280,000 compared to $745,295,000 for the nine months ended September 30, 2000 and 1999, respectively. Operating income was $236,142,000 compared to $195,282,000 for the nine months ended September 30, 2000 and 1999, respectively. The increases in revenues and operating income can be primarily attributed to the acquisition of three hotels which were branded Wyndham hotels and the stabilization of revenues in 2000 for an additional two flagship hotels which opened during 1999. The revenue increase attributed to these five hotels was $74,313,000. This segment also had strong improvement in both occupancy and ADR for the nine months ended September 30, 2000 as compared to the same period in 1999.

  Wyndham Luxury Resorts represent approximately 4.1% and 3.8% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Total revenue was $77,244,000 compared to $71,422,000 for the nine months ended September 30, 2000 and 1999, respectively. Operating income was $19,944,000 compared to $14,123,000 for the same period, respectively. The increases in revenues and operating income can be attributed in large part to increases in ADR of 3.7% and occupancy of 1.2%.

  Wyndham Gardens(R) represent approximately 3.5% and 3.7% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Total revenue was $66,421,000 compared to $70,673,000 for the nine months ended September 30, 2000 and 1999, respectively. Operating income was $12,388,000 compared to $17,928,000 for the same period respectively. Decreases in both revenue and operating income were impacted by the sale of six Wyndham Garden hotels in June of 2000. Total revenue included in the nine months ended September 30, 2000 and 1999 for those assets sold was $7,444,000 and $12,486,000, respectively. Operating income included in the nine months ended September 30, 2000 and 1999 for those assets sold was $1,368,000 and $3,541,000, respectively.

  Summerfield Suites by Wyndham(TM) represent approximately 5.7% as compared to 5.3% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Total revenue was $108,460,000 compared to $100,189,000 for the nine months ended September 30, 2000 and 1999, respectively. Operating income was $24,091,000 compared to $22,067,000 for the same period, respectively. Revenues and operating results increased slightly as there were increases in ADR of 1.2% and occupancy of 2.2%.

  Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 1.7% and 4.2% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Total revenue was $32,301,000 compared to $79,104,000 for the nine months ended September 30, 2000 and 1999, respectively. Operating income for these properties was $8,660,000 and $22,078,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of 11 hotels in December 1999 acquired in the Arcadian acquisition, the sale of the Sierra branded leaseholds, in March of 2000, and the sale of the Clubhouse branded hotels in June of 2000. Total revenue included in the nine months ended September 30, 2000 and 1999 for those assets sold was $7,564,000 and $56,456,000, respectively. Operating income included in the nine months ended September 30, 2000 and 1999 for those assets sold was $1,780,000 and $16,311,000, respectively.

  Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 36.2% and 40.1% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Total revenue was $684,278,000 compared to $763,199,000 for the nine months ended September 30, 2000 and 1999, respectively. Operating income for these properties was $187,443,000 and $184,536,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in both revenue and operating income is due primarily to the spin-off of several leases in connection with the Interstate spin-off on June 18, 1999, as well as the sale of non-proprietary branded assets throughout the year. Total revenue included in the nine months ended September 30, 2000 and 1999 for those assets sold was $13,977,000 and $121,924,000, respectively. Operating income included in the nine months ended September 30, 2000 and 1999 for those assets sold was $2,927,000 and $12,315,000, respectively. This decrease resulting from the sale of these assets was in part offset due to increases in ADR of 3.7% and occupancy by 1.2%.

  Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $61,103,000 and $71,627,000 for the nine months ended September 30, 2000, and 1999, respectively. The $10,524,000 decrease in this segment's revenue was caused primarily by decreases in management and service fee income from the Interstate spin-off and the sale of third party management contracts in the Sierra transaction. This was partially offset by the recognition of a $14,746,000 termination fee. Operating losses for the segment were $715,245,000 and $721,164,000 for the nine months ended September 30, 2000, and 1999, respectively. In 1999, the operating loss was impacted by the restructuring charges of $189,288,000 which were a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. In addition, the loss was impacted by reductions in general and administrative expenses as management made efforts to streamline the organization such as consolidating the Company's divisional and sales offices in Dallas and eliminating layers of management. In 2000, however, the operating loss was impacted by $238,078,000 impairment reserve recognized for certain assets held for sale.

 Statistical information

  During 2000, the Company's portfolio of owned and leased hotels experienced growth in both ADR and REVPAR of approximately 3.2% and 7.0% for the three months ended September 30, 2000 and 2.5% and 4.6% for the nine months ended September 30, 2000 as compared to the same periods in 1999, respectively. Occupancy also increased during the periods by 3.7% and 1.9% for the three and nine months ended September 30, 2000 as compared to the same period in 1999. Management attributes this to continued marketing efforts throughout the portfolio on hotels that have been newly renovated, and repositioned in certain cases, as well as to the current market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Company's owned and leased hotels for the three and nine months ended September 30, 2000 and 1999 as if the hotels were owned at the beginning of the periods presented.

                              Three Months Ended September 30,             Nine months ended September 30,
                          ------------------------------------------- -------------------------------------------
                          Occupancy         ADR           REVPAR      Occupancy         ADR           REVPAR
                          ----------  --------------- --------------- ----------  --------------- ---------------
                          2000  1999   2000    1999    2000    1999   2000  1999   2000    1999    2000    1999
                          ----  ----  ------- ------- ------- ------- ----  ----  ------- ------- ------- -------
Wyndham Hotels &
 Resorts................  74.6% 71.1% $118.56 $114.56 $ 88.43 $ 81.47 74.9% 73.0% $130.47 $128.56 $ 97.69 $ 93.85
Wyndham Luxury Resorts..  71.4% 70.6% $250.41 $240.56 $178.70 $169.72 73.5% 72.6% $308.83 $297.77 $226.88 $216.17
Wyndham Garden Hotels...  71.2% 69.0% $ 90.64 $ 90.35 $ 64.56 $ 62.34 69.8% 67.7% $ 90.76 $ 93.26 $ 63.38 $ 63.15
Summerfield Suites by
 Wyndham................  88.8% 82.8% $125.33 $126.92 $111.33 $105.14 83.9% 82.1% $124.30 $122.83 $104.25 $100.81
Other Proprietary
 Branded Hotels.........  86.2% 84.7% $124.92 $121.65 $107.74 $103.14 81.6% 83.9% $126.33 $124.23 $103.13 $104.30
Non-Proprietary Branded
 Hotels.................  74.2% 72.8% $107.18 $103.21 $ 79.53 $ 75.11 72.9% 72.0% $108.99 $105.09 $ 79.46 $ 75.70
                          ----  ----  ------- ------- ------- ------- ----  ----  ------- ------- ------- -------
 Weighted average.......  75.4% 72.7% $113.92 $110.37 $ 85.93 $ 80.29 74.5% 73.1% $120.11 $117.15 $ 89.48 $ 85.58
                          ====  ====  ======= ======= ======= ======= ====  ====  ======= ======= ======= =======

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

  During the first nine months of 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments are made. Detail of the 1999 restructuring charge is as follows:

                                                        Accrued             Accrued
                                        Restructuring   Balance             Balance
Description               Cash/Non-Cash    Charge     at 12/31/99 Activity at 9/30/00
-----------               ------------- ------------- ----------- -------- ----------
                                                (in thousands)
Organizational Restruc-
 turing
Write-down of intangible
 assets.................  Non-cash        $ (83,094)    $   --     $  --     $ --
Severance packages......  Cash/non-cash      (4,675)       (500)      250     (250)
Downsizing European di-
 vision
Write-down of assets
 held for sale..........  Non-cash          (69,491)        --        --       --
Write-down of intangible
 assets.................  Non-cash          (28,394)        --        --       --
Severance packages......  Cash               (3,578)     (2,458)    2,314     (144)
Lease cancellations and
 commitments............  Cash               (1,907)     (1,907)    1,807     (100)
Other exit costs........  Cash               (4,062)     (2,408)    2,173     (235)
Exiting limited service
 market sector
Write-down of assets
 held for sale..........  Non-cash          (63,328)        --        --       --
Write-down of intangible
 assets.................  Non-cash           (8,834)        --        --       --
Closing of the Phoenix
 division office
Severance packages......  Cash               (2,006)       (312)      312      --
Lease cancellations and
 commitments............  Cash                 (492)       (321)      214     (107)
Closing of the Wichita
 division office
Severance packages......  Cash               (1,872)     (1,872)    1,872      --
Elimination of certain
 hotel brands
Write-down of intangible
 assets.................  Non-cash          (12,821)        --        --       --
Other
Other exit costs........  Cash                 (713)        --        --       --
Effect of foreign
 currency translation...                        --            8       (33)     (25)
                                          ---------     -------    ------    -----
Total...................                  $(285,267)    $(9,770)   $8,909    $(861)
                                          =========     =======    ======    =====

Liquidity and Capital Resources

  Cash and cash equivalents as of September 30, 2000 was $102.2 million and restricted cash was $100.6 million. Cash and cash equivalents as of September 30, 1999 was $113.8 million and restricted cash was $102.3 million.

 Cash flows provided by operating activities

  The Company's principal source of cash to fund operating expenses and pay dividends on its preferred stock is cash flow provided by operating activities. Cash flows from operating activities were $162.6 million for the nine months ended September 30, 2000 and $104.2 million for the nine months ended September 30, 1999.

 Cash flows from investing and financing activities

  Cash flows used in investing activities were $4.6 million for the nine months ended September 30, 2000. Sources of cash resulting from the proceeds of asset sales during the year were offset by uses of cash for the amendment of the Wyndham Anatole management contract, payment of additional purchase consideration in connection with the acquisition of SF Hotel Company, L.P. (see Note 8), and capital improvements and renovations at the hotel properties. Cash flows used by financing activities were $200.1 million for the nine months ended September 30, 2000. This primarily was a result of the repayment of debt and dividend payments made on preferred stock. In addition, the Company paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit its exposure to rising interest rates.

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

  As of September 30, 2000, the Company had approximately $1.3 billion outstanding under the term loan, $650 million outstanding under the increasing rate loan facility, and $184 million outstanding under the revolving credit facility. Additionally, the Company had outstanding letters of credit totaling $23.3 million. As of September 30, 2000, the Company also had approximately $1.4 billion of mortgage debt outstanding that encumbered 67 hotels and approximately $43.8 million in other debt and capital lease obligations, resulting in total indebtedness of approximately $3.6 billion. As of September 30, 2000, the Company had $292.7 million of additional availability under the revolving credit facility.

 Renovations and capital improvements

  During the first nine months of 2000, the Company invested approximately $124.3 million in capital improvements and renovations. During 2000, the capital expenditures include (i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to converting certain Wyndham Garden hotels to Wyndham hotels, (iii) costs related to enhancing the revenue-producing capabilities of the Company's hotels, and (iv) costs related to recurring maintenance reserves capital expenditures. In addition, in April 2000, the Company paid an additional $16.7 million as additional purchase consideration. (See Note 8).

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

 Newly Issued Accounting Standards

  Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on where a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company will adopt these standards effective January 1, 2001 and is currently assessing the initial effects of adoption.

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

  . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at September 30, 2000. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at September 30, 2000.

  . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 2000.

                           2000      2001      2002      2003       2004     Thereafter  Face Value  Fair Value
                          -------  --------  --------  --------  ----------  ----------  ----------  ----------
                                              (in thousands, except for percentages)
Debt
Long-term debt
 obligations including
 Current Portion
 Fixed Rate.............  $ 2,181  $ 18,617  $ 46,693  $  7,113  $   52,638  $  289,203  $  416,445  $  396,543
 Average Interest Rate..     8.92%     8.02%     8.92%     8.71%       8.23%       8.37%       8.40%
 Variable Rate..........  $ 2,252  $188,563  $280,787  $ 41,189  $1,241,098  $1,381,977  $3,135,866  $3,135,866
 Average Interest Rate..     9.53%     9.53%    10.07%     9.04%      10.17%      10.86%      10.33%
Interest Rate Derivative
Financial Instruments
 Related to Debt
Interest Rate Swaps
 Notional Amount........  $72,000  $ 29,905  $750,000  $    --   $      --   $  700,000  $1,551,905       ($822)
Pay Fixed/Receive
 Variable...............
 Average Pay Rate.......     6.25%     6.27%     6.29%     6.60%       6.60%       6.60%
 Average Receive Rate...     6.46%     6.43%     6.40%     6.56%       6.70%       6.85%
Interest Rate Caps
 Notional Amount........      --   $ 57,219  $550,000  $250,000  $  340,090  $  115,648  $1,312,957  $   19,476
 Strike Rate............     5.78%     5.78%     5.70%     6.12%       7.12%       9.75%
 Forward Rate...........     6.46%     6.43%     6.40%     6.56%       6.70%       6.85%

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

  On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Old Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Old Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23,
1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,
1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. The Court has scheduled a hearing on motions to dismiss the actions for December 14, 2000. Wyndham intends to defend the suits vigorously.

  On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Old Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint was filed on behalf of all shareholders who purchased Patriot and Old Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court has scheduled a hearing on motions to dismiss the actions for December 14, 2000. Wyndham intends to defend the suits vigorously.

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

  On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham's business. Claimants do not specify the amount of damages sought. To date, Wyndham has not responded to the Demand for Arbitration. Wyndham intends to defend the claims vigorously.

Item 2. Changes in Securities and Use of Proceeds

  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

 Item No. Description
 -------- -----------
  10.1*   Amendment and Restatement to the Credit Agreement, dated September
          25, 2000, by Wyndham and the Lenders named therein
  10.2*   Letter Agreement, dated July 19, 2000, between Leslie V. Bentley and
          Wyndham
  27.1*   Financial Data Schedule

--------
*Filed herewith

  (b) Reports on Form 8-K for the quarter ended September 30, 2000.

    (1) Current Report on Form 8-K of Wyndham International, Inc. dated October 16, 2000 (01-9320) reporting under Item 5, the resignation of the Chairman of its Board of Directors and the appointment of a new Chairman of its Board of Directors.

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

DATED: November 13, 2000