Form 10-K
period 2000-12-31
WYNDHAM INTERNATIONAL INC
filed 2001-03-27
CIK 715273

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

  (Mark One)

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of Wyndham International, Inc. as of March 19, 2001 was approximately $266 million, based upon a price of $1.75 per share.

  As of March 19, 2001, there were 167,887,723 shares of Wyndham class A common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meetings of the stockholder of Wyndham to be held on May 24, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                            Form 10-K Annual Report
                                     Index

                                                                     Form 10-K
Item No.                                                            Report Page
--------                                                            -----------

PART I

1. Business.......................................................        3
2. Properties.....................................................        3
3. Legal Proceedings .............................................       17
4. Submission of Matters to a Vote of Security Holders............       18

PART II

5. Market Price for Registrant's Common Equity and Related               19
 Stockholder Matters..............................................
6. Selected Financial Information.................................       20
7. Management's Discussion and Analysis of Financial Condition and       22
 Results of Operations............................................
7a. Qualitative and Quantitative Disclosures about Market Risks...       33
8. Financial Statements and Supplementary Data....................       34
9. Changes in and Disagreements with Accountants on Accounting and       34
 Financial Disclosure.............................................

PART III..........................................................       34

PART IV

14. Exhibits, Financial Statements and Schedules, and Reports on         34
 Form 8-K.........................................................
SIGNATURES........................................................       38

                                    PART I

ITEM 1 AND 2. BUSINESS AND PROPERTIES

General Development of Business

   Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully-integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel operators with a portfolio totaling 242 hotels with over 62,000 guestrooms.

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

   Patriot was formed in April 1995 as a self-administered real estate investment trust ("REIT") for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of shares of common stock and commenced operations. Between October 1995 and July 1997, Patriot acquired interests in 56 hotel properties that it leased to various third parties.

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

   In the Wyndham merger, Patriot acquired ownership of 10 Wyndham branded hotels, 14 ClubHouse hotels, 52 management and franchise contracts, the Wyndham and ClubHouse proprietary brand names and the Wyndham hotel management company. Other major acquisitions during 1998 included (a) the acquisition of three resort hotels in Puerto Rico and a majority interest in a related management company, (b) the acquisition of Arcadian International Limited, which owned 10 hotels in England, one hotel in Jersey, five owned and managed Malmaison Hotels, two European resorts under development, the Malmaison proprietary brand name and a 50% interest in a property being developed in London, (c) the acquisition of Interstate Hotels Company ("Interstate"), which owned or had controlling interests in 42 hotels representing over 12,000 rooms, leases for 84 hotels representing over 10,100 rooms, and management or service agreements for 82 hotels representing over 20,400 rooms, (d) the acquisition of SF Hotel Company, L.P., which owned four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels and management contracts and franchise interests for 12 additional hotels, and (e) the acquisition of the hospitality related business of CHC International, Inc., including 17 leases and 16 of the associated management contracts related to Patriot hotels, eight third-party management contracts, two third-party asset management contracts, the Grand Bay proprietary brand name and certain other assets.

   During 1999, Wyndham completed an organizational restructuring. On June
30, 1999, a subsidiary of Old Wyndham was merged with and into Patriot and Patriot became a wholly-owned subsidiary of Wyndham. The pairing arrangement was terminated and each outstanding paired share was converted into a share of Wyndham class A common stock. In addition, Patriot's status as a real estate investment trust was terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date. The Company recorded a charge of $675 million to establish a deferred tax liability resulting from Patriot's change in tax status from a REIT to a C corporation and $285.3 million in restructuring charges. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Background--Restructuring."

   During 1999, Wyndham also completed a $1 billion equity investment and issued Wyndham series A and series B preferred stock, each of which pays a quarterly dividend on a cumulative basis, at a rate of 9.75% per year, and is convertible at the holders' option into shares of Wyndham common stock. Concurrent with the closing of the $1 billion equity investment, Wyndham closed on a new $2.45 billion credit facility and $581 million in additional mortgage debt.

   During 1999, the Company sold a racecourse, land adjacent to the racecourse and 21 hotel properties. The Company received net cash proceeds of approximately $123.4 million, after the repayment of mortgage debt of $62.9 million and a mortgage note receivable in the amount of $6.0 million. The Company recorded a net loss of $10.7 million in connection with these transactions. In addition, Patriot distributed approximately 92% of the shares of Interstate Hotel Corporation ("IHC") in the form of a dividend to shareholders. The remaining 8% was owned equally by Wyndham and Marriott International, Inc. ("Marriott"). This resulted in the Company owning an approximate 55% non-controlling interest in Interstate Hotels, LLC ("IH LLC"), an operating subsidiary of IHC.

 2000 Asset Divestitures

   During 2000, Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest in IH LLC (the "Wyndham Interest"). IH LLC transferred to Wyndham a management agreement for one hotel owned by Wyndham and amended management agreements with respect to six other hotels owned by Wyndham to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. At any time on or after July 1, 2001, both IH LLC and Wyndham have the right to require that IH LLC redeem the preferred membership interest for approximately $12.7 million to be paid with a combination of cash and promissory notes. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding after the preferred membership interest is redeemed. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433,000. As additional consideration for the redemption and conversion of the Wyndham Interest, Wyndham caused its representative on IHC's Board of Directors to resign and relinquished its right to appoint a member to IHC's Board of Directors in the future. In addition, Wyndham granted IHC an option exercisable within 90 days of October 20, 2000, to acquire all of the IHC stock owned by Wyndham at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597,000. As a result of this transaction, the Company recognized an impairment charge on its investment in IH LLC of $16.5 million.

   Effective March 31, 2000, the Company sold its Sierra Suites hotel brand, properties and related assets (the "Sierra transaction") to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53 million. The transaction included the sale by the Company of one owned and three leased properties, 17 franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company received net cash proceeds of $23.0 million and was relieved of $29.8 million of future obligations due under the purchase and sale agreement of the acquisition of SF Hotel Company L.P. in June of 1998 (the "Summerfield transaction"). As a result of the transaction, the Company recorded a net loss of $157,000.

   During 2000, the Company sold 26 other hotel properties, including the Clubhouse Inn brand and received net cash proceeds of approximately
$175.0 million, after the repayment of mortgage debt of $70.4 million. The Company also sold investments in three hotels, two parcels of land, retail space and a garage and received net cash proceeds of $61.4 million after the repayment of debt of $7.8 million and a note receivable of $4.3 million. The Company recorded a net loss of $12.8 million, net of impairment of $66,821, as a result of these transactions.

   Two of the hotel properties sold in 2000 were leased back to the Company under two long-term operating leases. The leases have an initial term of 15 years and three optional five-year renewal periods exercisable at the Company's option. Under the terms of the leases, yearly base rent aggregates $4.3 million plus a contingent rent paid based on a percentage of revenues over certain thresholds as specified in the leases. The leases require the Company to pay substantially all expenses associated with the operation of the leased hotels, including real estate taxes and insurance.

   At December 31, 2000, the Company has approximately $1.2 billion of assets classified as held for sale, net of impairment. Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated sale proceeds, the Company recorded a provision for loss on assets held for sale of $361.6 million in operating expenses for the year ended December 31, 2000. The assets held for sale had combined earnings before interest, depreciation, and taxes of $148.1 million, net of amounts owned by third party limited partners. At December 31, 2000, the Company also recorded an impairment of $39.7 million in operating expenses on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

 Other Developments

   On March 27, 2000, James D. Carreker resigned his position as Chief Executive Officer. The Board elected Fred J. Kleisner to the position of Chief Executive Officer in addition to his previous position as President. In addition, the Board appointed Richard Smith to the position of Chief Financial Officer in April 2000 and appointed Ted Teng to the position of Chief Operating Officer in April 2000.

   On October 16, 2000, the Company announced that James D. Carreker resigned as Chairman of the Board of Directors. The Board elected the Company's Chief Executive Officer, Fred J. Kleisner, to the additional title of Chairman. Ted Teng, Chief Operating Officer, was elected to the additional title of President. Mr. Carreker remained a Director.

Description of Business

   The Company is a fully-integrated hotel enterprise that operates primarily in the upscale and luxury segments. The Company's portfolio consists of 242 owned, leased, managed or franchised hotels with over 62,000 guestrooms. The Company classifies its business into proprietary and non-proprietary brand hotel divisions under which it manages the business.

   The Company's principal proprietary branded assets, Wyndham Hotel & Resorts(R) consist of 160 owned, leased, managed or franchised hotels with over 38,600 rooms. The Company offers upscale, full-service accommodations to business and leisure travelers, providing a quality and consistent product through its Wyndham Hotels & Resorts brand and its Wyndham Garden Hotels(R) brand. The Company is positioned in the luxury segment under the Wyndham Luxury Resorts brand. Wyndham Luxury Resorts include five-star resort properties, such as the Boulders and Carmel Valley Ranch. Additionally, the Company offers proprietary branded all-suite accommodations through its upscale Summerfield Suites by Wyndham(TM) brand. The Company's primary growth strategy is to develop its proprietary hotel brands through increasing distribution, generating greater customer awareness, building brand loyalty, offering cutting-edge amenities and services, and maintaining customer satisfaction. The Company intends to continue to expand its Wyndham hotel portfolio through the selective acquisition and development of hotels in major metropolitan areas and resort destinations.

   The Company's non-proprietary branded hotels consists of 82 owned, leased, managed or franchised hotels with over 23,500 guestrooms. All but four of these hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Four Points by Sheraton(R), Marriott(R), and Courtyard by Marriott(R). The Company's non-proprietary branded hotels are primarily operated by one of its management divisions, Performance Hospitality Management ("PHM"). In addition to the Company's owned and leased assets, PHM manages 14 non-proprietary hotels for third parties. The Company has and will continue to review its portfolio to identify certain non-proprietary hotels that can be converted into one of its Wyndham proprietary brands. The balance of the Company's non-proprietary hotels will be systematically disposed of through asset sales and exchanges to create a source of capital for further expansion of the Wyndham proprietary brand.

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

   Wyndham Hotels & Resorts includes Wyndham Hotels which are upscale, full-service hotels that contain an average of 400 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space and a full range of guest services and amenities, for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. The Company implemented new brand standards throughout the Wyndham Hotels portfolio in 2000. These brand standards are designed to further strengthen Wyndham's position as a leader in product and service standards in the upscale segment. New service offerings include the Wyndham ByRequestSM guest recognition program which focuses on rewarding repeat guests with on-site amenities and benefits during their stay, as well as rewards for use during future travel. The Company has targeted a number of technology initiatives designed to position Wyndham as a dominant brand for the future. For example, all Wyndham Hotels offer wireless internet access to their guests and travelers, the ability to make reservations for any Wyndham hotel or obtain information about Wyndham ByRequestSM via any wireless internet device such as personal digital assistants and mobile phones. Wyndham Resorts are distinctive properties and represent the largest hotel chain in the Caribbean. The full-service and destination resorts average 300 rooms and service leisure travelers as well as business groups. Primary destinations include Orlando, South Florida and the Caribbean.

   Wyndham Luxury Resorts are five-star, luxury hotel properties featuring between 150 and 300 rooms, numerous fine dining options, and other luxury and recreational amenities. The resorts are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door(R), one of the world's preeminent spas based in Escondido, California. Luxury Resorts are located in Arizona, California, Puerto Rico, and Mexico.

   Wyndham Garden Hotels, which serve individual business travelers and small business groups, are located principally near major airports and suburban business districts. The full-service hotels feature between 150 and 225 guest rooms, and include up to 5,000 square feet of meeting space. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden(R) libraries and laundry and room service. Consistent with the Company's strategy to grow the Wyndham Hotels & Resorts brand, the Company has also converted certain of the Wyndham Garden Hotels into Wyndham Hotels, which is consistent with the Company's primary focus on expanding the core Wyndham Hotels & Resorts brand.

   Summerfield Suites by Wyndham(TM) hotel brand offers guests the highest quality lodging in the upscale all- suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many of the suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers. Each Summerfield Suites hotel contains 86 to 150 suites in either interior or exterior corridor design. The Company plans to lead its growth of this product through franchising.

Non-Proprietary Brands

   Among its non-proprietary branded hotels, the Company owns and operates
82 hotels aggregating over 23,500 rooms under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Four Points by Sheraton(R), Marriott(R), and Courtyard by Marriott(R). The majority of the Company's non-proprietary branded hotels are full-service and operate in the luxury and upscale price points. Full-service hotels generally offer a range of conference facilities and banquet space, food and beverage accommodations, gift shops, and recreational areas, including swimming pools. These hotels target both business and leisure travelers, including meetings, groups and individuals.

LODGING

   The following table sets forth the number of hotels, number of rooms, total revenue, average daily rate ("ADR"), average occupancy rate, and revenue per available room ("REVPAR"), for the Company's owned and leased hotels as of December 31, 2000.

                                                    Number   Total
     Property Name              City        State  of Rooms Revenue    ADR   Occupancy RevPAR
     -------------        ---------------- ------- -------- -------- ------- --------- -------
                                          (Total Revenue in thousands)
Wyndham Hotels & Resorts
Wyndham Andover.........  Andover          MA        293    $ 14,149 $107.35   75.7%   $ 81.23
Wyndham Arlington.......  Arlington        TX        310    $ 12,831 $ 91.17   72.2%   $ 65.83
Wyndham Atlanta.........  Atlanta          GA        312    $ 13,570 $131.82   59.4%   $ 78.28
Wyndham Baltimore--Inner
 Harbor.................  Baltimore        MD        707    $ 34,393 $121.31   75.2%   $ 91.23
Wyndham Bel Age.........  Hollywood        CA        200    $ 15,182 $167.19   74.9%   $125.15
Wyndham Billerica.......  Billerica        MA        210    $  9,652 $119.87   74.4%   $ 89.16
Wyndham Bloomington.....  Bloomington      MN        209    $  7,775 $ 83.74   81.4%   $ 68.14
Wyndham Boston..........  Boston           MA        362    $ 28,789 $199.56   82.5%   $164.57
Wyndham Bristol Place--
 Toronto Airport........  Toronto          Ontario   287    $ 13,974 $ 87.18   81.0%   $ 70.60
Wyndham Buttes Resort...  Tempe            AZ        353    $ 28,416 $137.46   75.7%   $104.12
Wyndham Casa Marina
 Resort & Beach House...  Key West         FL        311    $ 28,326 $190.67   83.6%   $159.42
Wyndham Chicago.........  Chicago          IL        417    $ 25,987 $163.07   69.9%   $113.96
Wyndham City Center.....  Washington       DC        352    $ 14,479 $112.15   72.4%   $ 81.18
Wyndham Colorado
 Springs................  Colorado Springs CO        311    $ 11,592 $ 86.73   69.1%   $ 59.95
Wyndham Commerce........  Commerce         CA        201    $  7,795 $ 97.51   68.0%   $ 66.26
Wyndham Dallas Market
 Center.................  Dallas           TX        228    $  7,011 $ 97.65   63.9%   $ 62.35
Wyndham Denver Tech
 Center.................  Denver           CO        180    $  5,553 $ 91.39   62.6%   $ 57.24
Wyndham El Conquistador
 Resort & Country Club..  Fajardo          PR        751    $104,873 $236.59   69.1%   $163.42
Wyndham El San Juan
 Hotel & Casino.........  San Juan         PR        382    $ 68,441 $224.90   84.3%   $189.57
Wyndham Emerald Plaza...  San Diego        CA        436    $ 26,151 $133.66   82.7%   $110.52
Wyndham Grand Bay--
 Coconut Grove..........  Miami            FL        177    $ 16,438 $224.49   70.4%   $158.08
Wyndham Greenspoint.....  Houston          TX        472    $ 23,286 $ 95.64   74.5%   $ 71.21
Wyndham Harbour Island..  Tampa            FL        299    $ 14,812 $126.48   69.0%   $ 87.28
Wyndham Indianapolis....  Indianapolis     IN        171    $  5,168 $ 87.32   63.5%   $ 55.43
Wyndham Miami Airport...  Miami            FL        408    $ 12,121 $ 79.22   70.2%   $ 55.64
Wyndham Miami Beach
 Resort.................  Miami            FL        424    $ 26,329 $136.34   74.8%   $101.94

                                                    Number   Total
     Property Name              City        State  of Rooms Revenue   ADR   Occupancy RevPAR
     -------------        ---------------- ------- -------- ------- ------- --------- -------
Wyndham Midtown
 Atlanta................  Atlanta          GA         191   $ 7,700 $109.41   75.8%   $ 82.93
Wyndham Myrtle Beach
 Resort and Arcadian
 Shores Golf Club.......  Myrtle Beach     SC         385   $15,672 $100.92   62.9%   $ 63.53
Wyndham Nashville.......  Nashville        TN         180   $ 4,686 $ 75.07   66.3%   $ 49.76
Wyndham New Orleans.....  New Orleans      LA         438   $32,238 $175.58   79.8%   $140.05
Wyndham Northwest
 Chicago................  Itasca           IL         408   $28,327 $113.47   72.5%   $ 82.23
Wyndham Palace Resort &
 Spa....................  Lake Buena Vista FL       1,013   $80,518 $163.16   79.9%   $130.37
Wyndham Peachtree
 Conference Center......  Peachtree City   GA         250   $15,578 $118.63   59.8%   $ 70.89
Wyndham Peaks Resort &
 Golden
 Door Spa...............  Telluride        CO         174   $23,680 $328.03   57.0%   $187.05
Wyndham Philadelphia at
 Franklin Plaza.........  Philadelphia     PA         758   $40,104 $126.51   68.8%   $ 87.07
Wyndham Phoenix
 Airport................  Phoenix          AZ         210   $ 7,183 $ 92.40   72.3%   $ 66.83
Wyndham Pickwick Hotel..  San Francisco    CA         188   $ 7,375 $114.60   83.4%   $ 95.62
Wyndham Reach Resort....  Key West         FL         150   $10,879 $194.94   76.5%   $149.07
Wyndham Resort & Spa....  Fort Lauderdale  FL         496   $24,642 $122.23   53.9%   $ 65.89
Wyndham Richmond
 Airport................  Richmond         VA         155   $ 4,281 $ 61.37   76.3%   $ 46.84
Wyndham Riverfront......  New Orleans      LA         202   $ 9,331 $139.45   72.6%   $101.30
Wyndham Roanoke
 Airport................  Roanoke          VA         320   $ 8,965 $ 72.89   63.9%   $ 46.54
Wyndham Rose Hall &
 Resort
 Country Club...........  Montego Bay      Jamaica    488   $25,756 $108.46   71.4%   $ 77.39
Wyndham Salt Lake City..  Salt Lake City   UT         381   $12,480 $ 79.78   73.6%   $ 58.74
Wyndham San Diego.......  San Diego        CA         180   $ 8,081 $109.82   82.2%   $ 90.29
Wyndham Santa Maria.....  Key West         FL          51   $   498 $ 73.05   48.4%   $ 35.37
Wyndham Seattle-Tacoma
 Airport................  Seattle          WA         204   $ 7,271 $ 86.84   80.6%   $ 69.96
Wyndham Sunnyvale.......  Sunnyvale        CA         180   $ 9,458 $143.37   82.7%   $118.63
Wyndham Syracuse........  Syracuse         NY         250   $11,026 $ 86.12   69.5%   $ 59.89
Wyndham Toledo..........  Toledo           OH         241   $ 8,149 $ 79.64   68.1%   $ 54.22
Wyndham Valley Forge....  Wayne            PA         229   $10,833 $128.10   71.6%   $ 91.67
Wyndham Vinings.........  Atlanta          GA         159   $ 5,058 $ 91.28   67.6%   $ 61.66
Wyndham Washington,
 D.C. ..................  Washington       DC         400   $21,046 $122.33   79.3%   $ 96.97
Wyndham Westborough.....  Westborough      MA         223   $11,708 $100.04   79.7%   $ 79.71
 Wyndham Westshore--
 Tampa..................  Tampa            FL         324   $16,980 $ 96.81   70.5%   $ 68.22
Wyndham Windwatch.......  Haupauge         NY         360   $22,438 $131.60   81.7%   $107.51
Bourbon Orleans--A
 Wyndham Historic
 Hotel..................  New Orleans      LA         216   $10,423 $145.32   77.8%   $113.09
The Ambassador West--A
 Wyndham Historic
 Hotel..................  Chicago          IL         219   $10,806 $127.43   71.6%   $ 91.30
The Fairmount Hotel--A
 Wyndham Historic
 Hotel..................  San Antonio      TX          37   $ 2,269 $127.40   73.7%   $ 93.89
The Mayfair--A Wyndham
 Historic Hotel.........  St Louis         MO         182   $ 5,147 $ 82.89   67.4%   $ 55.85
The Tremont Boston--A
 Wyndham Historic
 Hotel..................  Boston           MA         322   $19,997 $147.43   89.4%   $131.86
The Tutwiler--A Wyndham
 Historic Hotel.........  Birmingham       AL         147   $ 5,295 $103.68   60.5%   $ 62.77
The Union Station--A
 Wyndham Historic
 Hotel..................  Nashville        TN         124   $ 5,039 $103.12   68.6%   $ 70.78

Wyndham Luxury Resorts
Carmel Valley Ranch--A
 Wyndham Luxury Resort..  Carmel Valley    CA         144   $24,659 $297.52   73.3%   $218.15
The Boulders--A Wyndham
 Luxury Resort..........  Carefree         AZ         160   $49,100 $341.92   75.1%   $256.78
The Lodge at Ventana
 Canyon--A Wyndham
 Luxury Resort..........  Tucson           AZ          50   $14,217 $211.67   67.1%   $141.99

Wyndham Garden Hotels
Wyndham Garden Hotel--
 Bothell................  Bothell          WA         166   $ 5,384 $ 94.45   66.9%   $ 63.82
Wyndham Garden Hotel--
 Brookfield.............  Brookfield       WI         178   $ 5,000 $ 76.34   66.8%   $ 51.01
Wyndham Garden Hotel--
 Chandler...............  Chandler         AZ         159   $ 4,369 $ 87.18   65.7%   $ 57.24

                                               Number   Total
     Property Name            City      State of Rooms Revenue   ADR   Occupancy RevPAR
     -------------        ------------- ----- -------- ------- ------- --------- -------
Wyndham Garden Hotel--
 Charlotte..............  Charlotte      NC     173    $ 4,222 $ 76.77   59.5%   $ 45.71
Wyndham Garden Hotel--
 Dallas Park Central....  Dallas         TX     197    $ 4,294 $ 71.16   56.8%   $ 40.43
Wyndham Garden Hotel--
 LaGuardia..............  East Elmhurst  NY     229    $10,866 $123.81   92.3%   $114.27
Wyndham Garden Hotel--
 Las Colinas............  Irving         TX     168    $ 5,992 $105.42   70.0%   $ 73.84
Wyndham Garden Hotel--
 Naperville.............  Naperville     IL     143    $ 4,653 $ 87.36   74.0%   $ 64.63
Wyndham Garden Hotel--
 Novi...................  Novi           MI     148    $ 5,023 $ 92.57   72.0%   $ 66.62
Wyndham Garden Hotel--
 Overland Park..........  Overland Park  KS     180    $ 3,948 $ 70.04   59.1%   $ 41.39
Wyndham Garden Hotel--
 Perimeter..............  Atlanta        GA     143    $ 3,432 $ 85.94   57.1%   $ 49.05
Wyndham Garden Hotel--
 Pleasanton.............  Pleasanton     CA     171    $ 5,424 $ 93.19   76.6%   $ 71.42
Wyndham Garden Hotel--
 Schaumburg.............  Schaumburg     IL     188    $ 5,496 $ 96.21   65.2%   $ 62.77
Wyndham Garden Hotel--
 Wood Dale..............  Wood Dale      IL     162    $ 5,942 $ 99.51   71.1%   $ 70.75
Wyndham Garden Hotel--
 North Phoenix..........  Phoenix        AZ     166    $ 3,506 $ 73.65   57.4%   $ 42.24
Summerfield Suites by
 Wyndham
Summerfield by Wyndham--
 Addison................  Addison        TX     132    $ 4,073 $ 95.58   82.1%   $ 78.45
Summerfield by Wyndham--
 Belmont................  Belmont        CA     132    $ 7,344 $155.15   91.6%   $142.07
Summerfield by Wyndham--
 Buckhead...............  Atlanta        GA      88    $ 2,787 $113.40   72.8%   $ 82.55
Summerfield by Wyndham--
 Chatsworth.............  Chatsworth     CA     114    $ 3,764 $107.09   81.2%   $ 86.94
Summerfield by Wyndham--
 Denver.................  Englewood      CO     136    $ 3,989 $ 95.76   79.1%   $ 75.74
Summerfield by Wyndham--
 Dulles.................  Herndon        VA     112    $ 4,509 $129.48   81.1%   $104.99
Summerfield by Wyndham--
 El Segundo.............  El Segundo     CA     122    $ 5,452 $126.34   89.5%   $113.07
Summerfield by Wyndham--
 Lake Buena Vista.......  Orlando        FL     150    $ 6,496 $129.81   84.6%   $109.82
Summerfield by Wyndham--
 Las Colinas............  Irving         TX     148    $ 5,684 $114.84   86.4%   $ 99.22
Summerfield by Wyndham--
 Malvern................  Malvern        PA     120    $ 4,786 $131.64   78.2%   $103.00
Summerfield by Wyndham--
 Miami..................  Miami          FL     156    $ 5,137 $ 98.72   82.7%   $ 81.60
Summerfield by Wyndham--
 Morristown.............  Morristown     NJ     133    $ 7,059 $154.90   88.5%   $137.01
Summerfield by Wyndham--
 Mt. Laurel.............  Mt Laurel      NJ     116    $ 3,632 $ 99.15   79.2%   $ 78.56
Summerfield by Wyndham--
 Orlando................  Orlando        FL     146    $ 6,141 $127.33   82.8%   $105.40
Summerfield by Wyndham--
 Parisppany/Whippany....  Whippany       NJ     136    $ 5,933 $138.18   81.3%   $112.33
Summerfield by Wyndham--
 Perimeter..............  Atlanta        GA     122    $ 3,225 $ 91.78   75.3%   $ 69.08
Summerfield by Wyndham--
 Princeton..............  Princeton      NJ     124    $ 5,491 $137.25   83.1%   $114.02
Summerfield by Wyndham--
 San Francisco Airport..  San Bruno      CA      92    $ 4,674 $143.92   92.4%   $133.02
Summerfield by Wyndham--
 San Jose...............  San Jose       CA     114    $ 6,214 $159.36   90.2%   $143.74
Summerfield by Wyndham--
 Schaumburg.............  Schaumburg     IL     112    $ 3,928 $118.10   76.4%   $ 90.23
Summerfield by Wyndham--
 Seattle................  Seattle        WA     193    $ 6,209 $108.42   74.9%   $ 81.16
Summerfield by Wyndham--
 Somerset...............  Somerset       NJ     140    $ 6,257 $140.89   81.2%   $114.37
Summerfield by Wyndham--
 Sunnyvale..............  Sunnyvale      CA     138    $ 7,532 $163.69   88.5%   $144.83
Summerfield by Wyndham--
 Sunrise Suites.........  Tinton Falls   NJ      96    $ 3,065 $102.93   79.5%   $ 81.79
Summerfield by Wyndham--
 Torrance...............  Torrance       CA     144    $ 4,658 $100.41   82.2%   $ 82.52
Summerfield by Wyndham--
 Waltham................  Waltham        MA     136    $ 6,613 $149.60   84.0%   $125.59
Summerfield by Wyndham--
 West Hollywood.........  Hollywood      CA     109    $ 4,218 $126.95   74.7%   $ 94.86
Summerfield by Wyndham--
 Westport...............  St Louis       MO     106    $ 3,078 $ 89.98   83.9%   $ 75.49

Non-Proprietary Brand
 Properties
Condado Plaza...........  San Juan       PR     570    $69,437 $171.97   77.6%   $133.43
Courtyard by Marriott--
 Beachwood..............  Beachwood      OH     113    $ 3,235 $ 93.60   75.4%   $ 70.56
Crowne Plaza Ravinia....  Atlanta        GA     495    $26,102 $123.77   66.2%   $ 81.94
Doubletree--Allen
 Center.................  Houston        TX     350    $19,273 $132.53   71.6%   $ 94.92
Doubletree--Anaheim.....  Orange         CA     454    $16,535 $ 88.12   69.7%   $ 61.40
Doubletree--Des
 Plaines................  Des Plaines    IL     246    $ 7,002 $ 94.68   65.9%   $ 62.35
Doubletree--Glenview....  Glenview       IL     252    $10,615 $105.92   72.6%   $ 76.85
Doubletree--Miami.......  Miami          FL     266    $ 5,667 $ 72.32   64.3%   $ 46.50
Doubletree--
 Minneapolis............  Minneapolis    MN     230    $ 7,317 $110.12   65.2%   $ 71.78
Doubletree--Overland
 Park...................  Overland Park  KS     356    $15,858 $ 98.72   70.4%   $ 69.48
Doubletree-- Park
 Place..................  Minneapolis    MN     297    $11,689 $ 91.47   63.3%   $ 57.92
Doubletree--Post Oak....  Houston        TX     449    $24,306 $112.46   72.7%   $ 81.73
Doubletree-- St. Louis..  Chesterfield   MO     223    $12,223 $101.30   60.4%   $ 61.20
Doubletree--
 Tallahassee............  Tallahassee    FL     244    $ 8,080 $ 88.74   69.3%   $ 61.46
Doubletree--Tulsa.......  Tulsa          OK     417    $10,967 $ 72.56   60.2%   $ 43.65
Doubletree--
 Westminster............  Westminster    CO     180    $ 6,408 $ 89.47   67.9%   $ 60.72

                                                   Number   Total
     Property Name              City        State of Rooms Revenue   ADR   Occupancy RevPAR
     -------------        ----------------- ----- -------- ------- ------- --------- -------
Embassy Suites Chicago..  Chicago            IL     358    $22,451 $183.31   82.4%   $151.05
Embassy Suites Hunt
 Valley.................  Hunt Valley        MD     223    $ 7,653 $106.85   68.4%   $ 73.11
Embassy Suites Phoenix..  Phoenix            AZ     314    $10,793 $ 84.15   77.6%   $ 65.29
Embassy Suites
 Schaumburg.............  Schaumburg         IL     209    $ 8,615 $125.43   69.6%   $ 87.25
Hilton Cleveland........  Independence       OH     191    $10,323 $ 90.27   69.8%   $ 62.97
Hilton Columbus.........  Columbus           GA     177    $ 5,142 $ 82.38   67.1%   $ 55.27
Hilton DelMar...........  San Diego          CA     245    $12,007 $110.92   80.6%   $ 89.37
Hilton Denver...........  Greenwood Village  CO     305    $12,543 $ 97.78   64.8%   $ 63.39
Hilton Ft. Lauderdale...  Dania              FL     383    $15,477 $ 79.89   88.2%   $ 70.45
Hilton Huntington.......  Melville           NY     302    $23,572 $160.09   77.0%   $123.35
Hilton Parsippany.......  Parsippany         NJ     510    $29,559 $136.49   71.9%   $ 98.15
Hilton Melbourne........  Melbourne          FL     240    $ 6,817 $ 76.69   61.7%   $ 47.30
Hilton Newark...........  Newark             NJ     253    $15,685 $142.53   85.3%   $121.59
Holiday Inn Aristocrat..  Dallas             TX     172    $ 4,986 $107.78   59.3%   $ 63.87
Holiday Inn Brentwood...  Brentwood          TN     246    $ 5,073 $ 65.52   62.1%   $ 40.72
Holiday Inn Dallas......  Dallas             TX     379    $10,361 $ 83.89   58.4%   $ 49.02
Holiday Inn Houston.....  Houston            TX     193    $ 3,605 $ 70.13   54.3%   $ 38.06
Holiday Inn San Angelo..  San Angelo         TX     148    $ 3,092 $ 65.64   69.8%   $ 45.80
Holiday Inn San
 Francisco..............  San Francisco      CA     224    $11,153 $126.52   85.3%   $107.92
Holiday Inn Westlake....  Westlake           OH     266    $ 6,722 $ 77.15   57.5%   $ 44.35
Hyatt Lexington.........  Lexington          KY     365    $12,299 $ 92.76   54.8%   $ 50.84
Hyatt Newporter.........  Newport Beach      CA     410    $27,194 $132.41   75.8%   $100.37
Marriott Albany.........  Albany             NY     359    $21,723 $125.08   83.0%   $103.88
Marriott Atlanta North
 Central................  Atlanta            GA     287    $12,095 $ 99.14   69.8%   $ 69.25
Marriott Harrisburg.....  Harrisburg         PA     348    $15,298 $105.06   70.5%   $ 74.11
Marriott Houston North
 at Greenspoint.........  Houston            TX     391    $14,133 $ 97.65   71.0%   $ 69.30
Marriott Indian River
 Plantation Resort......  Stuart             FL     297    $17,834 $119.49   66.1%   $ 78.96
Marriott Minneapolis
 Southwest..............  Minnetonka         MN     320    $16,041 $117.74   71.0%   $ 83.62
Marriott Philadelphia
 West...................  Conshohocken       PA     286    $20,035 $160.83   78.5%   $126.25
Marriott Pittsburgh
 Airport................  Corapolis          PA     314    $17,794 $117.02   79.4%   $ 92.95
Marriott San Diego
 Mission Valley.........  San Diego          CA     350    $19,107 $121.76   81.5%   $ 99.21
Marriott St. Louis
 West...................  St Louis           MO     300    $14,483 $108.66   69.7%   $ 75.77
Marriott Troy...........  Troy               MI     350    $24,862 $145.88   77.0%   $112.26
Marriott Tyson's
 Corner.................  Vienna             VA     390    $25,368 $156.97   79.8%   $125.28
Marriott Warner Center..  Woodland Hills     CA     463    $28,178 $117.58   86.5%   $101.70
Park Shore..............  Honolulu           HI     227    $ 5,572 $ 72.80   72.2%   $ 52.59
Radisson Akron..........  Akron              OH     130    $ 2,318 $ 78.40   51.2%   $ 40.13
Radisson Beachwood......  Beachwood          OH     196    $ 4,857 $ 79.41   60.2%   $ 47.84
Radisson Burlington.....  Burlington         VT     256    $12,838 $113.02   82.7%   $ 93.44
Radisson Dallas.........  Dallas             TX     199    $ 5,335 $ 74.39   73.4%   $ 54.61
Radisson Englewood......  Englewood          NJ     194    $ 8,792 $114.41   81.0%   $ 92.64
Radisson Ft. Magruder...  Williamsburg       VA     303    $ 9,421 $ 78.23   68.5%   $ 53.59
Radisson Lisle..........  Lisle              IL     242    $12,389 $102.25   69.7%   $ 71.26
Radisson New Orleans....  New Orleans        LA     759    $26,144 $105.16   68.6%   $ 72.08
Radisson Riverwalk......  Jacksonville       FL     322    $11,172 $ 78.52   78.4%   $ 61.55
Radisson San Jose.......  San Jose           CA     185    $ 9,588 $143.22   79.1%   $113.24
Radisson Town &
 Country................  Houston            TX     173    $ 4,327 $ 85.27   73.2%   $ 62.41
Ramada Nashville
 Downtown...............  Nashville          TN     285    $ 5,349 $ 70.13   62.0%   $ 43.47
Ramada San Francisco....  San Francisco      CA     323    $10,280 $ 88.15   79.8%   $ 70.32
Regency.................  San Juan           PR     127    $ 4,057 $126.21   58.7%   $ 74.04
Sheraton Saginaw........  Saginaw            MI     156    $ 3,052 $ 61.75   76.3%   $ 47.14
Valley River Inn........  Eugene             OR     257    $11,554 $ 94.44   68.8%   $ 64.99

Total Portfolio

                                          Owned Leased Managed Franchised Total
                                          ----- ------ ------- ---------- -----
Wyndham Hotel & Resorts..................   52    11      14        8       85
Wyndham Luxury Resorts...................    3    --       2       --        5
Wyndham Garden Hotels....................   10     5       5       12       32
Summerfield Suites by Wyndham............    6    22      --       10       38
                                           ---   ---     ---      ---      ---
Proprietary Brand Hotels--subtotal.......   71    38      21       30      160
Non-Proprietary Brand Hotels.............   68    --      14       --       82
                                           ---   ---     ---      ---      ---
Total....................................  139    38      35       30      242
                                           ===   ===     ===      ===      ===

Total Portfolio

 Franchise and Brand Affiliations

   As of December 31, 2000, all but four of the Company's owned hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for hotels which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. The Company generally is the licensee under the franchise agreement related to such hotel. The Company is responsible for making all payments under the franchise agreements to the franchisors. Franchise royalties and fees generally range up to approximately 10% of room revenue. The duration of the franchise agreements are varied, but generally may be terminated upon prior notice and/or upon payment of certain specified fees.

 Management of the Hotels

   As of December 31, 2000, the Company managed 35 hotels for third parties pursuant to management contracts under which it is responsible for the day-to-day operation of the hotels. Of the 35 managed hotels, 21 hotels were managed under proprietary brands of the Company, while 14 hotels were managed under non-proprietary brands of the Company. These operations include managing hotel accommodations, meeting rooms and food and beverage services as well as hiring and training each hotel's staff, planning and providing sales and marketing services, purchasing operating supplies, inventories and furniture, fixtures and equipment, providing routine repairs and maintenance and performing hotel accounting functions, including the preparation of monthly financial statements. Management fees generally range up to approximately 5% of total revenue. The terms of the management contracts vary from hotel to hotel, but range from 1 to 20 years. As of December 31, 2000, the average remaining term for the management contracts was approximately 6.1 years.

 Employees

   As of December 31, 2000, Wyndham had approximately 28,000 employees, and retains appropriate support personnel to manage its operations.

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

 Hotel Industry Risks

   Operating Risks. Our primary business is buying, selling, leasing and managing hotels. This business is subject to operating risks common to the hotel industry, including:

  . competition for guests from other hotles, a number of which may have greater marketing and financial resources and experienc than us and our hotel management companies;

  . increases in operating costs due to inflation and other factors, which may not be offset by increased room rates;

  . dependence on business and commercial travelers and tourism, which may fluctuate amd be seasonal;

  . increases in energy costs and other travel expenses, which may deter travelers; and

  .  adverse effects of general and local economic conditions.

   These factors could adversely affect our ability to generate revenues and our financial condition and results of operations.

   We may be unable to obtain or transfer necessary operating licenses in hotel acquisitions. When we acquire hotels or hotel operating companies, we may be unable to transfer certain operating licenses or obtain new licenses in a timely manner, such as food and beverage licenses. Although hotels can sell alcoholic beverages under interim licenses or licenses obtained before we acquire them, there can be no assurance that these licenses will remain in effect until we (or our hotel management companies) obtain new licenses. If a hotel fails to have a food and beverage license or other operating licenses, this failure would adversely affect the hotel's ability to generate revenues and could adversely affect our financial condition and results of operations.

   Internet Reservation Channels. A percentage of our hotel rooms are booked through internet travel intermediaries such as Expedia.com, Travelocity.com, Hotwire.com, Priceline.com and Click-It weekends. As this percentage increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our lodging brands. If this occurs, it could adversely affect our financial condition and results of operations.

   Hotel Renovation Costs and Capital Expenditures. In general, hotels have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodically replacing or refurbishing furniture, fixtures and equipment. Under the terms of certain debt and lease agreements, we must establish a reserve to pay for certain capital expenditures and for periodically replacing or refurbishing furniture, fixtures and equipment. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash. In addition, we may acquire hotels that require significant renovation. When we renovate hotels, we incur risks, including the risk of environmental problems, construction cost overruns and delays, uncertainties as to market demand after we renovate, market demand deterioration after we begin renovating, and unanticipated competition emerging from other hotels.

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

   Seasonality. The hotel industry is seasonal in nature; however, the periods during which the Company's hotel properties experience higher revenues vary from property to property and depend predominantly on the property's location. The Company's revenues typically have been higher in the first and second quarters than in the third and fourth quarters.

Real Estate Risks

   General Risks. Our ability to generate revenues from our hotels may be adversely affected by risks common to the ownership, leasing or operation of real property, including:

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

   Uninsured and Underinsured Losses. Each of the leases with third parties specifies comprehensive insurance that must be maintained on each of the applicable leased hotels, including liability, fire and extended coverage. We believe this specified coverage is of the type and amount customarily obtained for hotels. Leases for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature such as earthquakes and floods that may be uninsurable or not economically insurable. Our Board of Directors and management will use their discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace the property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the damaged property.

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

   There can be no assurance that we will be able to replace terminated management contracts, or that the terms of renegotiated or converted contracts will be as favorable as the terms that existed before such renegotiations or conversion. We also will be subject to the risk that a hotel property owner will be unable to pay management fees to us. In addition, in certain circumstances, we may be required to make loans to or capital investments in hotel properties in connection with management contracts. If any of these hotel properties suffers poor operating results or if we lose our management contract, we may not recover our loan or capital investment.

 Risks of Operating Hotels under Franchise or Brand Affiliations

   We operate some of our hotels under franchise or brand affiliations. In addition, we may acquire hotels in the future that are operated under franchise or brand affiliations. Each franchised hotel must meet specified operating standards and other terms and conditions to continue its franchise license. The continued use of a brand generally depends upon the continuation of the management agreement related to that hotel with the hotel's management entity. Franchisors typically inspect licensed properties periodically to confirm adherence to operating standards. Actions by us, our affiliates or the hotel management entities could cause a breach of these standards or other terms and conditions of a franchise license or the loss or cancellation of a franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements which our Board of Directors determines are too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our Board of Directors may elect to allow the franchise license to lapse which could result in our incurring significant termination costs. If a franchise or brand affiliation is terminated for any reason, we may try to obtain a suitable replacement franchise or brand affiliation, or to operate the hotel independent of a franchise or brand affiliation. If we lose a franchise or brand affiliation, we will lose the associated name recognition, marketing support and centralized reservation systems provided by the franchisor or brand owner. This loss could adversely affect the value of the hotel and our results of operations.

 Risks Relating to Gaming Operations

   Regulation of Gaming Operations. We own and operate several casino gaming facilities at some of our hotels, including El San Juan, El Conquistador, and Condado Plaza in Puerto Rico. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities.

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

 Risks Relating to Our Indebtedness

   As of December 31, 2000, our outstanding debt was approximately $3.4 billion and our ratio of debt to total stockholders' equity was approximately
1.89 to 1. Our aggregate outstanding debt includes the following:

  .  Senior Credit Facility. We have a senior credit facility comprised of
     (1) term loans in an aggregate principal amount of $1.3 billion which expire on June 30, 2006, and (2) a revolving credit facility in an aggregate principal amount of up to $500 million which expires on June 30, 2004. As of December 31, 2000, we had borrowed $85 million under the revolving credit facility. The senior credit facility is guaranteed by our domestic subsidiaries and secured by pledges of our equity interests and the equity interests of our subsidiaries.

  . Increasing Rate Loans. We have an increasing rate loan facility in the aggregate principal amount of $617 million which expires on June 30, 2004. The lenders under the increasing rate loans receive the benefit of the same guarantees and pledges of security provided under the senior credit facility.

  . Mortgage Debt. As of December 31, 2000, we had outstanding $1.3 billion of mortgage debt. The mortgage debt has a weighted average interest rate of 8.71% and a weighted average remaining life of 3.9 years. This mortgage debt is secured by 62 of our properties.

   We also may borrow additional amounts from the same or other lenders in the future, may assume debt in connection with acquisitions, or may issue corporate debt securities in public or private offerings. Our organizational documents do not limit the amount of indebtedness we may incur. However, our ability to borrow under the revolving credit facility is subject to our compliance with a number of customary financial and other covenants, including total leverage and interest coverage ratios. Our inability to borrow under the revolving credit facility could materially adversely affect our ability to fund operations or expand our business. Further, substantially all of our debt bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt. Our debt service requirements will require the use of a substantial portion of our operating cash flow to pay interest on our debt instead of for other corporate purposes.

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

Executive Officers of the Registrant

   Set forth below are the names, ages and certain other information concerning the executive officers of Wyndham:

   Fred J. Kleisner is the Chairman of the Board and Chief Executive Officer of Wyndham. He has served as Chairman of the Board of Wyndham since October 13, 2000 and as Chief Executive Officer of Wyndham since March 27, 2000. From August 1999 to October 2000, Mr. Kleisner served as Wyndham's President. From August 1999 to March 2000, Mr. Kleisner also served as the Company's Chief Operating Officer. From March 1998 to August 1999, he was President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he was President and Chief Operating Officer from 1995 to 1998; Interstate Hotels, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 56 years old.

   Ted Teng joined Wyndham in May 2000 as Chief Operating Officer. He assumed the additional title of President in October of 2000. He oversees the Company's core branded hotel products--Wyndham Hotels & Resorts, Wyndham Luxury Resorts and Summerfield Suites by Wyndham HotelsTM--as well as the Performance Hospitality Management Division, the Asset Management Division and procurement. He previously served as President, Asia Pacific, for Starwood Hotels & Resorts Worldwide, Inc. from April 1998 to May 2000, where he oversaw the integration of that company's branded hotel operations in the region, and the operating and financial performance of over 70 hotels and resorts in 17 countries. From July 1996 to April 1998, Mr. Teng served as the President of Asia-Pacific for Westin Hotels. Prior to this time, he served for 14 years in a variety of senior and strategic capacities with ITT Sheraton. Mr. Teng graduated from the Cornell University School of Hotel Administration and holds an M.B.A. from the University of Hawaii. Mr. Teng is 45 years old.

   Rick Smith was named Executive Vice President and Chief Financial Officer in April 2000 and is responsible for the Company's finance strategy and operations. Mr. Smith joined Wyndham in September 1999 as Senior Vice President and Treasurer, overseeing capital market activity, corporate banking relationships, cash management, risk management and debt compliance. He came to the Company from Starwood Hotels & Resorts Worldwide, Inc., where he served as Vice President, Corporate Finance from 1996 to 1999. He previously worked for Atlantic Richfield Company and Coopers & Lybrand LLP. Mr. Smith is a certified public accountant. He graduated from the University of Tennessee where he received a B.S. in accounting and business law. Mr. Smith is 38 years old.

   Michael A. Grossman has served as Executive Vice President of Wyndham and divisional president of the management services division of the Company since January 1998. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates, a hotel management company. Mr. Grossman joined Patriot American Hospitality L.P. in August 1993 as a Senior Vice President heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality, which initially served as a third party manager for Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University. Mr. Grossman is 48 years old.

   Dave Johnson became Executive Vice President, Sales and Marketing, in March 2000. He previously served as president of the Wyndham hotel division from August 1999 to March 2000, and president of the Wyndham Garden division from January 1998 to August 1999. Prior to these positions, Mr. Johnson was Senior Vice President of Operations for the Eastern United States. His career began with Wyndham Hotel and Resorts in 1987 as Director of Sales & Marketing. Dave Johnson holds a B.A. and M.A. from Northeastern Illinois University. Mr. Johnson is 39 years old.

ITEM 3. LEGAL PROCEEDINGS

   On or about February 3, 1999, McNeill Investment Company, Inc. ("MIC") commenced an action against Patriot in the United States District Court for the Western District of Pennsylvania alleging a breach by Patriot of its obligations under a Registration Rights and Shareholders Agreement dated August 6, 1997, as amended July 15, 1998. Pursuant to a settlement agreement between Patriot and MIC, dated May 17, 2000: (i) the action was dismissed with prejudice; (ii) Patriot paid to MIC $3 million without any admission of liability or acknowledgement of truth or validity of any claims asserted in the action; (iii) Patriot and MIC exchanged mutual releases; and (iv) depending upon the highest rolling 30-day average per share last sales price for Patriot stock between May 9, 2000 and May 8, 2001, MIC may be required to pay to Patriot up to $750,000.

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Old Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Old Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23,
1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. The Court heard arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Old Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Old Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Old Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al. No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court heard arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

   Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., etal., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

   Patriot and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with an additional $5 million to be paid if PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes Carneros Valley Investors $5 million and alleges that Patriot acted negligently, fraudulently and in bad faith in attempting to get the approval for the development. The complaint has been amended to allege fraud, purportedly entitling the plaintiff to rescind the sale. Patriot has answered the complaint, but to date, no discovery had been taken. The dispute was settled with the assistance of, and in connection with the sale of the subject property to, a third party. The sale was consummated, the dispute was settled and mutual releases were exchanged on November 30, 2000, and the above-referenced lawsuit was formally dismissed prior to December 31, 2000.

   On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham's business. Claimants do not specify the amount of damages sought. Wyndham has moved to stay the arbitration. To date, Wyndham has not responded to the Demand for Arbitration. Wyndham intends to defend the claims vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

   The following table sets forth the quarterly high and low sale prices per share as reported on the New York Stock Exchange ("NYSE") of Wyndham class A common stock (symbol "WYN") from June 30, 1999. Prior to June 30, 1999, the paired shares were reported on the NYSE under the symbol "PAH".

                                                                      Per Share
                                                       High    Low    Dividend
                                                      ------- ------- ---------
1999:
  First Quarter...................................... $  7.00 $4.4375   $ --
  Second Quarter..................................... $  5.50 $  4.00   $ -- (1)
  Third Quarter...................................... $ 4.875 $ 2.625   $ --
  Fourth Quarter..................................... $ 3.875 $2.4375   $ --
2000:
  First Quarter...................................... $2.9375 $  1.75   $ --
  Second Quarter..................................... $ 2.625 $1.6875   $ --
  Third Quarter...................................... $  2.50 $1.6875   $ --
  Fourth Quarter..................................... $2.0625 $1.3125   $ --

--------
(1) On June 18, 1999 there was a spin-off of IHC. Each record holder as of June 7, 1999 received one share of newly issued IHC stock for every 30 shares held of Patriot common stock, Patriot series A preferred stock, Old Wyndham series A and B preferred stock, Patriot American Hospitality Partnership L.P. common and preferred limited partnership units, and Wyndham International L.P. class A and class C preferred limited partnership units.

Holders

   As of March 19, 2001, there were approximately 1,500 record holders of the Company's shares of class A common stock, including shares held in "street name" by nominees who are record holders, and approximately 19,000 shareholders.

Dividends

   The Company does not anticipate paying a dividend to its common shareholders and is prohibited under the terms of its credit facility and term loans from paying dividends on its common stock. However, for the six year period beginning September 30, 1999, dividends on Wyndham's series A and series B convertible preferred stock are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of series A or series B convertible preferred stock, as the case may be, as determined by the Board of Directors. After year ten, dividends are payable solely in cash.

Recent Sales of Unregistered Securities

   None

ITEM 6. SELECTED FINANCIAL INFORMATION

   The following tables set forth selected consolidated historical financial information for the Company. The following financial information should be read in conjunction with, and is qualified in its entirety by, the historical financial statements and notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. The selected financial and other data for the Company for 2000 and 1999 has been derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants.

                             WYNDHAM INTERNATIONAL
           Selected Condensed Consolidated Historical Financial Data

                                          Year Ended December 31,
                          ------------------------------------------------------------
                             2000        1999         1998         1997        1996
                          ----------  -----------  -----------  -----------  ---------
                                   (in thousands, except per share data)
Operating Data:
Total revenue...........  $2,498,595  $ 2,495,335  $ 2,056,341  $   335,035  $  76,493
(Loss) income before
 income tax provision,
 minority interests and
 extraordinary item.....    (523,014)    (491,335)    (112,508)       4,142     44,813
(Loss) income before
 extraordinary item.....    (324,671)  (1,062,131)    (126,406)         362     37,991
Net (loss) income.......  $ (324,671) $(1,071,969) $  (158,223) $    (2,172) $  37,991
Per Share Data (1):
Basic earnings per
 share:
 (Loss) income before
  extraordinary item....  $    (2.56) $     (7.02) $     (1.13) $      0.01  $    0.84
 Extraordinary item,
  net of minority
  interest..............         --         (0.06)       (0.23)       (0.04)       --
                          ----------  -----------  -----------  -----------  ---------
 Net (loss) income per
  share.................  $    (2.56) $     (7.08) $     (1.36) $     (0.03) $    0.84
                          ==========  ===========  ===========  ===========  =========
 Diluted (loss) earnings
  per share (2), (3)....  $    (2.56) $     (7.20) $     (2.57) $     (0.03) $    0.83
                          ==========  ===========  ===========  ===========  =========
 Dividends per share
  (4)...................  $       --  $        --  $    1.0362  $    1.0878  $  0.9154
                          ==========  ===========  ===========  ===========  =========
Cash Flow Data:
Cash provided by
 operating activities...  $  246,838  $   202,302  $   244,493  $   108,110  $  61,196
Cash provided by (used
 in) investing
 activities.............      37,272     (356,564)  (2,107,223)  (1,202,124)  (419,685)
Cash (used in) provided
 by financing
 activities.............    (383,397)     181,889    1,940,635    1,134,846    360,324
                                             As of December 31,
                          ------------------------------------------------------------
                             2000        1999         1998         1997        1996
                          ----------  -----------  -----------  -----------  ---------
                                               (in thousands)
Balance Sheet Data:
Investment in real
 estate and
 assets held for sale at
 cost, net..............  $4,711,495  $ 5,413,178  $ 5,585,616  $ 2,044,649  $ 641,825
Total assets............   6,066,899    7,003,490    7,415,670    2,507,853    760,931
Total debt..............   3,398,950    3,643,556    3,857,521    1,112,709    214,339
Minority interest in the
 Operating
 Partnerships...........      21,416       22,435      253,970      220,177     68,562
Minority interest in
 consolidated
 subsidiaries...........     164,906      166,483      229,537       49,694     11,711
Shareholders' equity....   1,794,187    2,137,662    2,603,037      989,892    437,039
                                          Year Ended December 31,
                          ------------------------------------------------------------
                             2000        1999         1998         1997        1996
                          ----------  -----------  -----------  -----------  ---------
                                               (in thousands)
Other Data:
Weighted average number
 of
 shares outstanding.....     167,308      161,255      137,764       64,260     45,997
Ratio of (losses)
 earnings to fixed
 charges................       (0.39)       (0.36)        0.59         1.08       7.00
Deficiency of earnings
 to fixed charges.......     523,014      491,335      112,508          --         --

Notes to Selected Financial Information

(1) On January 30, 1997, the Patriot Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend on March 18, 1997 to stockholders of record on March 7, 1997. On July 1, 1997, by operation of the Cal Jockey Merger, each issued and outstanding share of Patriot common stock was converted into 0.51895 paired shares. In addition, on July 10, 1997, the respective Boards of Directors of Patriot and Old Wyndham declared a 1.927-for-1 stock split on their shares of common stock effected in the form of a stock dividend distributed on July 25, 1997 to stockholders of record on July 15, 1997. All references herein to the number of shares, per share amounts and market prices of the paired shares and options to purchase paired shares have been restated to reflect the impact of the Cal Jockey Merger and the above-described stock splits, as applicable.

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

  On December 22, 1998, Patriot declared a stock dividend of $0.44 per share of common stock for the fourth quarter of 1998. The dividend was paid on January 25, 1999 to shareholders of record on December 30, 1998. Each shareholder had the option to receive the dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share, of Patriot. Earnings per common share, weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.


  On June 30, 1999, a subsidiary of Old Wyndham was merged with and into Patriot and Patriot became a wholly-owned subsidiary of Wyndham. The pairing arrangement was terminated and each outstanding paired share was converted into a share of Wyndham class A common stock.

(2) For 2000, the dilutive effect of unvested stock grants of 645,000, the option to purchase 104,000 shares of common stock and 129,073,000 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2000 because they are anti-dilutive. For 1999, the dilutive effect of unvested stock grants of 803,000, the option to purchase 59,000 shares of common stock and 64,367,000 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because they are anti-dilutive. For 1998, the dilutive effect of unvested stock grants of 880,000, the option to purchase 753,000 shares of common stock and shares issued in connection with forward equity contracts of 2,507,000 and 6,613,000 of preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive.

(3) For 2000, options to purchase 12,157,000 shares of common stock at prices ranging from $2.0625 to $30.40 were outstanding but not included in the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For 1999, options to purchase 9,702,000 shares of common stock at prices ranging from $4.75 to $30.40 were outstanding but not included in the computation because the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti dilutive. For 1998, options to purchase 4,650,000 shares of common stock at prices ranging from $19.45 to $33.58 were outstanding but not included in the computation because the options' exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

(4) Dividends for the year ended 1998 include a $0.44 stock dividend. Dividends paid for the year ended December 31, 1997 include a special dividend of $0.06 per share paid by Patriot's predecessor on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey Merger, Patriot was required to distribute to its stockholders any undistributed "real estate investment trust taxable income" for its short taxable year ending with the consummation of the Cal Jockey Merger. Old Wyndham did not pay any dividends for the six months ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under (S)21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "intend", "estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might have an adverse effect include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Company, the Company's ability to effect sales of assets on favorable terms and conditions, risks associated with the hotel industry and real estate markets in general; risks associated with debt financing and the risks discussed above in Part I-- Business and Properties--Certain Risk Factors.

Background

 Organization

   Patriot was formed April 17, 1995 as a self-administered REIT for the purpose of acquiring equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of shares of common stock and commenced operations. Between October 2, 1995 and July 1, 1997, Patriot acquired interests in 56 hotel properties. These hotels were leased to various third party lessees.

   On July 1, 1997, Patriot merged with and into Cal Jockey, with Cal Jockey being the surviving legal entity, hereinafter referred to as the "Cal Jockey merger". Cal Jockey's shares of common stock were paired and traded together with the shares of common stock of Bay Meadows as a single unit pursuant to a stock pairing agreement. In connection with the Cal Jockey merger, Cal Jockey changed its name to "Patriot American Hospitality, Inc." and Bay Meadows changed its name to "Patriot American Hospitality Operating Company". Subsequent to December 31, 1997, as a result of the merger of Wyndham Hotel Corporation with and into Patriot as discussed below (the "Wyndham merger"), Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." and is referred to herein, collectively with its subsidiaries, as "Old Wyndham".

   Subsequent to the Cal Jockey merger through December 31, 1998, the Company went through a series of mergers and acquisitions including the Wyndham merger, the merger with WHG Casinos & Resorts Inc. ("WHG") and the acquisition of partners' interests, the merger with Arcadian International ("Arcadian"), the Summerfield acquisition, the merger with CHCI International Inc. ("CHCI") and the merger with Interstate.

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

 Restructuring

   During 1999, the Company recorded a restructuring charge of $285.3 million as a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. The restructuring activities (shown below in tabular format) primarily relate to: (1) the termination of the paired share structure, resulting in the write-down of the unamortized intangible asset, and elimination of job responsibilities, resulting in the costs to sever employees in New York and Dallas, (2) the exiting of the European market for its non-branded assets, resulting in the write-down of assets held for sale to estimated fair value, the write-down of goodwill, the reduction in the European workforce, lease abandonments, and other costs necessary to reduce the infrastructure in Arcadian International, (3) the exiting of the limited service hotel sector, resulting in a write-down of those assets held for sale and the write-off of management contracts, (4) the closure of the Phoenix division office, resulting in the costs to sever employees and lease abandonments, (5) the closure of the Wichita division office, resulting in the costs to sever employees, and (6) the elimination of certain brands, resulting in the write-down of those tradename intangible assets. During 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accruals will be relieved throughout fiscal 2001, as leases expire and severance payments are made.

                                                      Accrued            Accrued
                                                      Balance            Balance
                                        Restructuring    at                 at
      Description         Cash/Non-Cash    Charge     12/31/99  Activity 12/31/00
      -----------         ------------- ------------- --------  -------- --------
                                              (in thousands)
Organizational
 Restructuring
Write-down of intangible
 assets.................  Non-cash        $ (83,094)      --        --      --
Severance packages......  Cash/non-cash      (4,675)     (500)      250    (250)
Downsizing European
 division
Write-down of assets
 held for sale..........  Non-cash          (69,491)      --        --      --
Write-down of intangible
 assets.................  Non-cash          (28,394)      --        --      --
Severance packages......  Cash               (3,578)   (2,458)    2,396     (62)
Lease cancellations and
 commitments............  Cash               (1,907)   (1,907)    1,818     (89)
Other exit costs........  Cash               (4,062)   (2,408)    2,287    (121)
Exiting limited service
 market sector
Write-down of assets
 held for sale..........  Non-cash          (63,328)      --        --      --
Write-down of intangible
 assets.................  Non-cash           (8,834)      --        --      --
Closing the Phoenix
 division office
Severance packages......  Cash               (2,006)     (312)      312     --
Lease cancellations and
 other commitments......  Cash                 (492)     (321)      321     --
Closing of the Wichita
 division office
Severance packages......  Cash               (1,872)   (1,872)    1,872     --
Elimination of certain
 hotel brands
Write-down of intangible
 assets.................  Non-cash          (12,821)      --        --      --
Other
Other Exit Costs........  Cash                 (713)      --        --      --
Effect of foreign
 currency translation...                        --          8        10      18
                                          ---------   -------    ------   -----
  Total.................                  $(285,267)  $(9,770)   $9,266   $(504)
                                          =========   =======    ======   =====

   During 2000, the Company continued with its plan to dispose of non-strategic and non-proprietary branded hotels. During 2000, the Company sold
26 hotel properties, including the Clubhouse Inn brand, and received net cash proceeds of approximately $175.0 million, after the repayment of mortgage debt of $70.4 million. The Company also sold investments in three hotels, two parcels of land, retail space and a garage and received net cash proceeds of $61.4 million after the repayment of debt of $7.8 million and a note receivable of $4.3 million.

   The Company also sold the Sierra Suites hotel brand, one owned and three leased properties, 17 franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites for approximately $53 million. The Company received net cash proceeds of $23.0 million and was relieved of $29.8 million of future obligations. In addition Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest in IH LLC. Approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC.

   As of December 31, 2000, the Company had 177 owned and leased hotels with 45,700 guestrooms as compared to 204 owned and leased hotels with over 49,600 guestrooms at December 31, 1999. This reduction primarily results from the sale of 27 owned hotels and three leased hotels offset by the acquisition of one owned hotel and two leased properties. As of December 31, 2000, the Company managed 35 and franchised 30 hotels as compared to 88 managed and 11 franchised hotels at December 31, 1999.

Results of Operations: Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

   Hotel revenues were $2,421,603,000 and $2,409,046,000 for the years ended December 31, 2000 and 1999, respectively. Although hotel revenues remained relatively stable between periods, increases during the year ended
December 31, 2000 from acquisitions, assets placed in service, and increases in RevPAR throughout the Company's portfolio were offset by the asset sales during the year and the spin-off of Interstate Hotel Corporation (the "Interstate spin-off") on June 18, 1999.

   Hotel expenses were $1,747,601,000 and $1,772,724,000 for the years ended December 31, 2000 and 1999, respectively. As with revenues, expenses remained relatively stable between periods. The decrease in expenses resulting from assets sales was partially offset by increases in expenses resulting from acquisitions and new assets placed in service during the previous year.

   Management fee and service fee income was $46,028,000 and $69,278,000 for the years ended December 31, 2000 and 1999, respectively. The decrease is primarily the result of the loss of management contracts associated with the Interstate spin-off, the sale of the third party management contracts in the Sierra transaction in the first quarter of 2000, and the loss of a portfolio of 17 management contracts during 2000. This resulted in a decrease of management and service fee revenue of approximately $24,504,000 between years.

   Interest and other income was $30,964,000 and $11,256,000 for the years ended December 31, 2000 and 1999, respectively. This increase was primarily due to the recognition of a termination fee of $14,746,000 related to the termination of 17 management contracts. In addition, the increase can also be attributed to increases in interest income from funds held in escrow. In 1999, certain of the funds were escrowed for only six months as the debt was not obtained until June of 1999.

   General and administrative expenses were $97,766,000 and $178,039,000 for the years ended December 31, 2000 and 1999, respectively. The decrease was primarily a result of expenditures incurred in 1999, in part associated with the reorganization, but not incurred in 2000. Those costs were as follows:

  . $13,047,000 of strategic reorganization costs, including fees to settle forward equity contracts and vesting of employees' stock awards;

  .  $3,917,000 associated with the write off of bond offering costs;

  .  $5,435,000 of costs associated with the Interstate spin-off;

  .  $13,530,000 of abandoned transaction costs;

  . $21,131,000 of costs associated with conversion costs and becoming year 2000 compliant; and

  . $4,695,000 associated with the write-off of receivables from a managed hotel in which Wyndham terminated the management contract

   In addition, in 1999 the Company incurred approximately $29,829,000 of general and administrative expenses for divisional offices located in Pittsburgh, Wichita, and Phoenix. As those offices were closed during 1999 and the first quarter of 2000, minimal costs were incurred during 2000. However, in 2000, the Company incurred approximately $12,085,000 in severance related expenses for certain executive officers who resigned their positions in 2000. In addition, during 2000, the Company incurred approximately $7,439,000 in costs associated with the settlement of certain lawsuits and legal fees related to those lawsuits.

   As discussed in Note 4 to the financial statements, the Company recorded $285,267,000 of costs associated with the restructuring. These costs primarily relate to the non-cash write down of assets of approximately $265,962,000 as the Company exited from certain business sectors, and focused on its core brands and products. In management's attempt to streamline its organization, it closed offices in New York, London, Phoenix, and Wichita. Severance, lease cancellation costs, legal costs and other costs to exit resulted in the Company recording costs of $19,305,000.

   Interest expense was $371,855,000 and $353,227,000 for the years ended December 31, 2000 and 1999, respectively. The increase in interest expense is primarily related to higher interest rate spreads on the current credit facility as compared to the old credit facility and higher interest rates during 2000 as compared to 1999. The Company's derivative financial instruments in part negated the impact of these higher rates. However, the Company also had increases in the amortization of loan costs associated with the amortization of the premiums for $1.5 billion in new derivatives acquired in March 2000.

   During the year ended December 31, 2000, the Company recognized losses on the sale of assets of $12,987,000. During the year ended December 31, 1999, the Company recognized losses of $10,702,000 on the sale of assets.

   At December 31, 2000, the Company had classified 50 assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, the Company recorded a reserve for impairment for loss on real estate assets held for sale of $361,571,000. In addition, the Company recorded a write-down for impairment of $39,654,000 on assets held for use, $45,174,000 on management contract costs, and a reserve for impairment of $40,259,000 on investments in unconsolidated subsidiaries which were held for sale.

   Depreciation and amortization expense was $304,785,000 and $302,890,000 for the years ended December 31, 2000 and 1999, respectively. The increase in depreciation was primarily due to the increase in capital renovations during the year, as well as the placement in service of additional assets that were previously under development, offset in part by the asset sales that occurred during the twelve-month period, and the placement of certain assets held for sale.

   The Company's share of equity in earnings (losses) from unconsolidated subsidiaries was $2,491,000 and $(7,746,000) for the years ended December 31, 2000 and 1999, respectively. The increase is due primarily from the allocation of income from one of its investments which was in development in 1999 but in operation in 2000. In addition, 1999 was impacted by loss allocations from one subsidiary which resulted in the write-down of certain leaseholds.

   The benefit (provision) for income taxes was $205,912,000 and ($571,421,000) for the years ended December 31, 2000 and 1999, respectively. The change in the provision is due to a 1999 charge of $675,000,000 due to Patriot's conversion from a REIT to a C corporation, the restructuring of certain special purpose controlled subsidiaries, which previously could not be consolidated with Wyndham's taxable income or loss, and charges taken in 2000 for the impairment of certain assets held for sale.

   Minority interest's share of loss associated with the operating partnerships was $6,642,000 for the year ended December 31, 1999. There was no minority interest's share of the income (loss) associated with the operating partnerships for the year ended December 31, 2000 due to amendments in the partnership agreements at June 30, 1999 which amended the allocation of profit and loss to the limited partners.

   In connection with the debt financing in 1999, the Company wrote off the remaining balance of unamortized deferred financing costs associated with the old credit facility resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes.

   As a result, the net loss was $324.7 million and $1.07 billion for the years ended December 31, 2000 and 1999, respectively.

Results of Operations: Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

   For the year ended December 31, 1999, hotel revenues were $2,409,046,000 as compared to $1,842,682,000 during 1998. Of the approximate $566,364,000 increase, approximately $337,377,000 was attributable to the 1998 acquisitions including Interstate, Summerfield, Arcadian and WHG, net of leases which were included in the Interstate spin-off. In addition, the purchase of the remaining third party leasehold interests, primarily CHC Lease Partners, NorthCoast Hotels L.L.C. ("NorthCoast"), and the DTR North Canton Inc (the "Doubletree Lessee"), in June 1998, December 1998 and January 1999 led to increases in hotel revenue of $124,712,000 as the operations of the hotels during 1999 were consolidated in the statement of operations, whereas in 1998, the Company was receiving a participating rent payment. Additionally, $25,072,000 can be attributed to the consolidation of two hotels that were previously accounted as an equity investment.

   Hotel expenses increased from $1,360,213,000 in 1998 to $1,772,724,000 in 1999. As with revenues, the vast majority of this increase is a result of acquisitions and the acquisition of third party leaseholds.

   The contributing factor in the decline in participating revenue from $58,440,000 during the year ended December 31, 1998 to $1,194,000 for the same period in 1999 was the acquisition of the third party leaseholds discussed above.

   Management fee and service fee income was $69,278,000 in 1999 compared to $89,067,000 in 1998. The decrease is primarily the result of a decrease in incentive fee income associated with 17 management contracts which were renewed in 1998 with no provision to earn incentives fees, and management contracts lost during the period. This was partially offset by the acquisition of third party management contracts acquired in June 1998 and the Interstate management contracts also acquired in June 1998, but were included in the Interstate spin-off on June 18, 1999.

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

   General and administrative expenses were $178,039,000 for 1999 compared to $109,325,000 for 1998. In part, the increase is due to the overhead required due to the growth in the portfolio of owned, managed and leased hotels during 1998. However, the significant portion of the increase was due to the following factors:

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

   The Company also incurred $5,435,000 of costs associated with the spin-off of Interstate's third-party management business, $21,131,000 with costs associated with becoming Year 2000 compliant and conversion costs, and $4,695,000 in bad debt expense for the write-off of receivables from a hotel that Wyndham no longer manages.

   Interest expense for 1999 was $353,227,000 as compared to $260,103,000 for 1998. The increase is due in part to the closing of $1.45 billion in debt in June of 1998 for the merger with Interstate. Secondly, as a result of extending certain maturities of the credit facilities, Wyndham paid $11,700,000 in fees, which were amortized and included in interest expense. Finally, Wyndham assumed and incurred additional debt in order to finance the Summerfield, Interstate and Arcadian transactions during 1998.

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

   As discussed in Note 4 to the financial statements, the Company recorded $285,267,000 of costs associated with the restructuring. These costs primarily relate to the non-cash write down of assets of approximately $265,962,000 as the Company exited from certain business sectors, and focused on its core brands and products. In management's attempt to streamline its organization, it closed offices in New York, London, Phoenix, and Wichita. Severance, lease cancellation costs, legal costs and other costs to close these offices resulted in the Company recording costs of $19,305,000.

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

Results of reporting segments

   The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by Wyndham(TM), other proprietary branded hotel properties, non-proprietary branded properties and other. Prior years reportable segments have been restated to conform to current year presentation.

  For the year ended December 31, 2000 compared with the year ended December 31, 1999

   Wyndham Hotels & Resorts(R) represented approximately 45.1% and 39.8% of total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue was $1,128,073,000 compared to $992,353,000 years ended December 31, 2000 and 1999, respectively. Operating income was $293,380,000 compared to $244,435,000 for the years ended December 31, 2000 and 1999, respectively. The increases in revenues and operating income can be primarily attributed to the acquisition of four Wyndham branded hotels in late 1999 and early 2000 and the stabilization of revenues in 2000 for an additional two flagship hotels which opened during 1999. The revenue increase attributed to these six hotels was $96,109,000. This segment also had strong improvement in both occupancy and ADR for the year ended December 31, 2000 as compared to 1999.

   Wyndham Luxury Resorts represented approximately 4.1% and 3.9% of total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue was $103,654,000 compared to $97,422,000 for the years ended December 31, 2000 and 1999, respectively. Operating income was $26,907,000 compared to $22,050,000 for the same periods, respectively. The increases in revenues and operating income can be attributed in large part to an increase in ADR of 2.0% and occupancy of 1.8%.

   Wyndham Gardens(R) represented approximately 3.4% and 3.7% of total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue was $84,730,000 compared to $92,776,000 for the years ended December 31, 2000 and 1999, respectively. Operating income was $15,689,000 compared to $23,044,000 for the same periods respectively. Decreases in both revenue and operating income were due primarily to the sale of six Wyndham Garden hotels in June 2000.

   Summerfield Suites by Wyndham(TM) represented approximately 5.7% as compared to 5.3% of total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue was $142,442,000 compared to $132,772,000 for the years ended December 31, 2000 and 1999, respectively. Operating income was $29,519,000 compared to $26,785,000 for the same periods, respectively. Increases in revenues and operating results were primarily due to the opening of a new hotel in Miami during late 1999, and overall increases in ADR of 2.0% and occupancy of 2.4%.

   Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represented approximately 1.6% and 4.1% of total revenue for the years ended

December 31, 2000 and 1999, respectively. Total revenue was $41,197,000 compared to $101,796,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for these properties was $11,955,000 and $27,680,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in both revenues and operating income was primarily a result of the sale of 11 hotels in December 1999 acquired in the Arcadian acquisition, the sale of the Sierra branded leaseholds in March 2000, the sale of the Clubhouse branded hotels in June 2000, and the sale of the Malmaison hotels in November 2000. As of December 31, 2000, only one hotel remains in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represented approximately 36.9% and 39.8% of total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue was $921,507,000 compared to $991,927,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for these properties was $248,036,000 and $240,028,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in revenue is due primarily to the spin-off of several leases in connection with the Interstate spin-off on June 18, 1999, as well as the sale of non-proprietary branded assets throughout the year. Total revenues included in the years ended December 31, 2000 and 1999 for those assets sold was $13,996,000 and $131,137,000, respectively. This decrease resulting from the sale of these assets was in part offset due to increases in ADR of 3.8% and occupancy of 0.6%. Operating income benefited from the increases in the overall operating statistics in this segment as well as a result of the spin-off of the leases in 1999 in the Interstate spin-off as certain of those leases were generating operating losses.

   Other represents revenue from various operating businesses including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $76,992,000 and $86,289,000 for the years ended December 31, 2000, and 1999, respectively. The $9,297,000 decrease in this segment's revenue was caused primarily by decreases in management and service fee income from the Interstate spin-off and the sale of third party management contracts in the Sierra transaction. This was partially offset by the recognition of a $14,746,000 termination fee. Operating losses for the segment were $1,150,991,000 and $1,067,611,000 for the years ended December 31, 2000, and 1999, respectively. In 1999, the operating loss was impacted by restructuring charges of $285,267,000 which resulted from the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. In addition, the loss was impacted by reductions in general and administrative expenses as management made efforts to streamline the organization such as consolidating the Company's divisional and sales offices in Dallas and eliminating layers of management. In 2000, however, the operating loss was impacted by a $486,658,000 impairment reserve recognized for certain assets.

  For the year ended December 31, 1999 compared with the year ended December 31, 1998

   Wyndham Hotels & Resorts(R) represented 39.8% and 32.3% of total revenue for the years ended December 31, 1999 and 1998, respectively. Total revenue was $992,353,000 in 1999 as compared to $663,824,000 in 1998. Operating income was $244,435,000 in 1999 as compared to $162,560,000 in 1998. The increases in revenue and operating income were primarily due to the conversion of several non-proprietary hotels and the acquisition of the remaining partners' interest in certain resorts in March 1998. Prior to the acquisition, Wyndham accounted for its investment in these resorts on the equity basis of accounting. Subsequent to the purchase of the partners' interest, the operations were consolidated into the statement of operations.

   Wyndham Luxury Resorts represented approximately 3.9% and 4.1% of total revenue for the years ended December 31,1999 and 1998, respectively. Total revenue was $97,422,000 compared to $84,372,000 for the years ended
December 31, 1999 and 1998, respectively. Operating income was $22,050,000 in 1999 as compared to $18,581,000 in 1998. The increases can primarily be attributed to having a full year of operations of the Golden Door Spa in 1999 as compared to 1998 when it was acquired and the repositioning of the Peaks Resort and Spa from a Wyndham Luxury Resort to Wyndham Hotels & Resorts.

   Wyndham Garden Hotels represented approximately 3.7% and 8.7% of total revenue for the years ended December 31, 1999 and 1998, respectively. Total revenue was $92,776,000 compared to $178,000,000 for the years ended
December 31, 1999 and 1998, respectively. Operating income was $23,044,000 as compared to $48,931,000 in 1998. The decrease in primarily the result of the repositioning of several Garden Hotels to Wyndham Hotel and Resorts. The 1998 revenue and operating income attributable to those hotels repositioned was $79,855,000 and $24,793,000, respectively.

   Summerfield Suites by Wyndham(TM) represented approximately 5.3% and 3.5% of total revenue for the year ended December 31, 1999 as compared to 1998. Total revenue was $132,772,000 compared to $71,413,000 for the years ended December 31, 1999 and 1998, respectively. Operating income was $26,785,000 in 1999 as compared to $14,586,000 in 1998. Summerfield was not acquired until June of 1998 and therefore only seven months of operations are reflected in 1998. In addition, 1999 results reflected the opening of additional Summerfield hotels which were under development in 1998 but not operational until 1999.

   Other proprietary branded properties, including Malmaison, Grand Heritage, Sierra, ClubHouse and hotels acquired in the Arcadian acquisition, represented approximately 4.1% of total revenue for the years ended December 31 1999, and 1998, respectively. Total revenue was $101,796,000 compared to $83,919,000 for the years ended December 31, 1999 and 1998, respectively. Operating income was $27,680,000 in 1999 as compared to $26,596,000 in 1998. The hotels acquired in the Arcadian acquisition, including the Malmaison properties, were not acquired until April 1998, accounting primarily for the increase of both revenues and operating income. In addition, 1999 results reflected the opening of an additional hotel which was under development in 1998 and the addition of the controlling interest in a third hotel in September of 1999. However, these increases were partially offset by the sale of the 11 hotels from Arcadian in December of 1999 and the decreases in revenues and operating income for the ClubHouse branded hotels.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Doubletree(R), Radisson(R) and other major hotel franchises, represented approximately 39.8% and 37.0% of total revenue for the year ended December 31, 1999 as compared to 1998. Total revenue increased from $761,154,000 to $991,927,000 and operating income increased from $183,703,000 to $240,028,000 for the years ended 1998 and 1999, respectively. The increases are due primarily to the acquisition of the owned and leased Interstate properties, and the leasehold interest in CHC Lease Partners, NorthCoast and the Doubletree Lessees. The increases were partially offset by asset sales during the year, as well as the loss of certain leaseholds in the Interstate spin-off.

   Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Total revenue for the other segment was $86,289,000 and $213,659,000 for 1999 and 1998, respectively. The overall
$127,370,000 decrease in this segment's revenue was caused by several factors. The sale of Bay Meadows Race Track operations and leasehold effective February 1, 1999 reduced revenue by $46,698,000. The purchase of the third party leasehold interests, primarily CHC Lease Partners and NorthCoast Hotels, reduced participating lease revenue by $57,246,000. Operating losses for the segment were $1,067,611,000 and $576,963,000 for the years ended December 31, 1999 and 1998, respectively. In addition to the decrease in revenues, the increase in the segment's operating loss is a result of increased expenses resulting from the mergers and acquisitions in 1998. Interest expense increased $93,124,000, depreciation and amortization increased $71,657,000 and corporate and general and administrative expenses increased $68,714,000. The sale of the Bay Meadows Racetrack accounted for an approximate $39,331,000 decrease in expenses and the cost of acquiring the third party leaseholds in 1998 decreased expenses by an additional $63,111,000.

 Statistical Information

   During 2000, the Company's portfolio of 177 owned and leased hotels experienced growth in both average daily rate ("ADR") and revenue per available room ("REVPAR") of approximately 2.9% and 4.8%, respectively, with a slight increase in occupancy of 1.8%. Management attributes this growth to continued marketing efforts throughout the portfolio on hotels that have been repositioned and converted, as well as to the market conditions in the U.S. lodging industry. The following table sets forth certain statistical information for the Company's 177 owned and leased hotels for 2000 and 1999 as if the hotels were owned or leased for the entire periods presented.

                                    Occupancy         ADR           REVPAR
                                    ----------  --------------- ---------------
                                    2000  1999   2000    1999    2000    1999
                                    ----  ----  ------- ------- ------- -------
Wyndham Hotels & Resorts........... 73.0% 70.9% $130.22 $127.63 $ 95.12 $ 90.61
Wyndham Luxury Resorts............. 73.2  71.9   306.99  300.97  224.85  216.63
Wyndham Garden Hotels.............. 67.8  66.5    91.40   92.38   61.95   61.38
Summerfield Suites by Wyndham...... 82.4  80.5   123.99  121.55  102.18   97.88
Non-proprietary brands............. 71.5  71.1   109.47  105.48   78.30   74.98
                                    ----  ----  ------- ------- ------- -------
  Weighted average................. 72.8% 71.5% $120.08 $116.67 $ 87.44 $ 83.44
                                    ====  ====  ======= ======= ======= =======

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents as of December 31, 2000 were $52.5 million, and restricted cash was $98.1 million. Cash and cash equivalents as of December 31, 1999 were $144.3 million, and restricted cash $102.5 million.

Cash Flow Provided by Operating Activities

   The Company's principal source of cash flow is from the operations of the hotels that it owns, leases and manages. Cash flows from operating activities were $246.8 million, $202.3 million, and $244.5 million for 2000, 1999 and 1998, respectively.

Cash Flows from Investing and Financing Activities

   Cash flows provided by investing activities of the Company were approximately $37.2 million for 2000, resulting primarily from the sale of hotel properties and other investments along with cash distributions received from investments in certain unconsolidated subsidiaries. This was offset in part by the acquisition of the remaining partnership interest in one hotel, the amendment of the Wyndham Anatole management contract, payment of additional purchase consideration in connection with the Summerfield transaction, and capital improvements and renovations at the hotel properties.

   Cash flows used in financing activities of the Company were $383.4 million for 2000, resulting primarily from the repayment of debt and dividend payments made on the preferred stock. In addition, the Company paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit its exposure to rising interest rates.

   Cash flows used in investing activities of the Company were approximately $356.6 million for 1999, resulting primarily from the acquisition of hotel properties, property renovations and improvements, and cash deposited as escrows and property improvement reserves.

   Cash flows provided by financing activities of approximately $181.9 million for 1999 were primarily related to the net proceeds from the sale of the series B preferred stock, the net proceeds from the new credit facility and the net proceeds from the new mortgage debt, partially offset by the repayment of the old credit facility, term loans, and the settlement of the forward equity contracts.

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

   The Company does not anticipate paying a dividend to its common shareholders. However, for the six year period beginning September 30, 1999, dividends on Wyndham's series A and B convertible preferred stock are structured to ensure an aggregate fixed cash dividend payment of $29.25 million per year, so long as there is no redemption or conversion of the preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of preferred stock. For the following four years, dividends are payable in cash or additional shares of convertible preferred stock as determined by the Board of Directors. After year ten, dividends are payable solely in cash.

   Effective September 25, 2000, the Company amended certain terms of its credit agreement. As a part of the amendment, the applicable interest rate margins of the $1.3 billion term loan would be increased by 0.50% if the balance of the increasing rate term loans in the aggregate amount was greater than $325 million, or 0.25% should the balance be equal to or less than $325 million. As of December 31, 2000, the balance of the increasing rate loans was $617 million.

   As of March 19, 2001, the Company had approximately $145 million outstanding under the revolving credit facility, $1.3 billion outstanding on the term loans, and $617 million outstanding under the increasing rate loans. Additionally, the Company had outstanding letters of credit totaling
$56.4 million. As of such date, the Company also had over $1.3 billion of mortgage debt outstanding that encumbered 62 hotels and capital leases and other debt of $51.4 million, resulting in total indebtedness of approximately $3.4 billion. As of March 19, 2001, the Company had $298.6 additional availability under the revolving credit facility.

Renovations and Capital Improvements

   During 2000, the Company invested approximately $202.3 million in capital improvements and renovations. During 2000, the capital expenditures included
(i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to converting certain Wyndham Garden hotels to Wyndham hotels, (iii) costs related to enhancing the revenue-producing capabilities of the Company's hotels, and (iv) costs related to recurring maintenance reserves capital expenditures. The expenditures also included an additional $16.7 million as additional purchase consideration (See Note 8). During 2001, the Company anticipates spending approximately $154.7 million in capital expenditures primarily for costs related to recurring maintenance capital expenditures and technological initiatives.

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

Newly Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

   SFAS No. 133, as amended, requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. SFAS No. 133, as amended, requires that derivatives that are not hedges be recorded at fair value through earnings. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The Statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

   The adoption of the new statement on January 1, 2001 will result in a liability recorded of $14.3 million and a reduction of deferred expenses of $23.2 million representing the difference between the carrying value and the fair value of the derivatives with the offset recognized in the cumulative effect of an accounting change of $5.4 million in the consolidated statement of operations and a charge of $32.1 million in other comprehensive income in the first quarter of 2001. Additionally, the Company will review the effectiveness of the derivatives at each reporting date and will recognize the ineffective portion of the derivatives as a charge to earnings for the period.

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

  . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 2000. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 2000.

  . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2000.

                            2001      2002      2003       2004       2005    Thereafter  Face Value Fair Value
                          --------  --------  --------  ----------  --------  ----------  ---------- ----------
                                                      (dollars in thousands)
Debt
Long-term debt
 obligations Including
 Current Portion Fixed
 Rate...................  $ 24,931  $ 50,002  $  7,103  $   52,627  $ 53,037  $  236,291  $  423,991 $  405,845
 Average Interest Rate..      8.40%     8.96%     8.71%       8.23%     7.71%       8.51%
 Variable Rate..........  $185,865  $276,795  $ 20,786  $1,109,098  $115,441  $1,266,974  $2,974,959 $2,974,959
 Average Interest Rate..      9.34%     9.83%     9.77%      10.05%     9.03%      10.75%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps
 Pay Fixed/Receive
 Variable...............  $ 29,723  $750,000       --          --   $700,000         --   $1,479,723 $  (24,477)
 Average Pay Rate.......      6.05%     6.35%     6.69%       6.71%     6.75%        --
 Average Receive Rate...      5.15%     5.30%     5.68%       5.91%     6.11%        --
Interest Rate Caps
 Notional Amount........  $ 57,091  $550,000  $250,000  $  349,028  $106,000         --   $1,312,119 $   10,232
 Strike Rate............      6.11%     6.08%     7.48%       7.84%     9.75%        --
 Forward Rate...........      5.15%     5.30%     5.68%       5.91%     6.11%        --

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

                                   PART III

   The information called for by this Part III (other than the information required by Item 10 with respect to executive officers of Wyndham, which information appears under the heading "Executive Officers of the Registrant" in Part I hereof) is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in the Company's definitive proxy statement for the annual meeting of stockholders of Wyndham to be held May 24, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-1 through F-44. The following financial statement schedule is included herein at pages F-45 through F-46:

  Schedule III--Real Estate and Accumulated Depreciation for Wyndham International, Inc.

  All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b)  Reports on Form 8-K for the quarter ended December 31, 2000:

  Current Report on Form 8-K of Wyndham International, Inc. dated October 16, 2000 (01-9320) reporting under Item 5, the resignation of the Chairman of the Board and the appointment of a new Chairman of the Board.

(c)  Exhibits:

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Securities Purchase Agreement, dated as of February 18, 1999, by and among Patriot American Hospitality, Inc. ("Patriot"), Wyndham
         International, Inc. ("Wyndham"), Patriot American Hospitality
         Partnership, L.P., Wyndham International Operating Partnership, L.P.
         and the Investors named therein, incorporated by reference to Exhibit
         2.1 to Wyndham's Registration Statement on Form S-4/A (SEC file no.
         333-79527) filed June 1, 1999.


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

   2.3 Restructuring Plan, incorporated by reference to Exhibit 2.2 to Wyndham's Registration Statement on Form S-4/A (SEC file no. 333-
         79527) filed June 1, 1999.


   2.4 Agreement and Plan of Merger, dated as of March 26, 1999, by and among Wyndham, Wyndham International Acquisition Subsidiary, Inc. and
         Patriot, incorporated by reference to Exhibit 2.3 to Wyndham's
         Registration Statement on Form S-4/A (SEC file no. 333-79527) filed
         June 1, 1999.

   3.1 Amended and Restated Certificate of Incorporation of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham's Registration
         Statement on Form S-8 filed July 2, 1999.


   3.2   Amended and Restated Bylaws of Wyndham, incorporated by reference to
         Exhibit 3.2 to Wyndham's Registration Statement on Form S-8 filed July
         2, 1999.


   3.3 Amendment No. 1 to Amended and Restated Bylaws of Wyndham incorporated by reference to Exhibit 2.1 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.


   4.1 Certificate of Designation of Series A Convertible Stock of Wyndham, incorporated by reference to Exhibit 99.5 to Wyndham's and Patriot's
         Current Report on Form 8-K filed March 2, 1999.


   4.2   Certificate of Designation of Series B Convertible Preferred Stock of
         Wyndham, incorporated by reference to Exhibit 4.2 to Wyndham's
         Registration Statement on Form S-4/A (SEC file no. 333-79527) filed
         June 1, 1999.


   4.3   Certificate of Designation of Series C Junior Participating Cumulative
         Preferred Stock of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham's Current Report on Form 8-K filed July 12, 1999.


   4.4 Registration Rights Agreement, dated as of February 18, 1999, by and among Wyndham and the holders of Series B Convertible Preferred Stock of Wyndham party thereto, incorporated by reference to Exhibit 4.1 to Wyndham's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999.

   4.5   Registration Rights Agreement, dated as of June 30, 1999, by and among
         Wyndham and former Operating Partnership unitholders party thereto, incorporated by reference to Exhibit 10.1 to Wyndham's Registration
         Statement on Form S-3 (SEC file no. 333-86189) filed August 30, 1999.

   4.6   Shareholder Rights Agreement, dated as of June 29, 1999, between
         Wyndham and American Stock Transfer and Trust Company, as Rights
         Agent, incorporated by reference to Exhibit 4.1 to Wyndham's Current
         Report on Form 8-K, filed July 12, 1999.


 Exhibit
 Number                                Description
 -------                               -----------
   4.7   Amendment No. 1 to the Shareholder Rights Agreement, dated May 12,
         2000, by and between Wyndham and American Stock Transfer, and Trust
         Company, as rights agent incorporated by reference to Exhibit 4.2 to
         Wyndham's Registration Statement on Form 8-A filed May 30, 2000.


   4.8*  First Amendment to the Registration Rights Agreement, dated September
         25, 2000, by and among Wyndham and the Chase Manhattan Bank, as representative


  10.1 Credit Agreement, dated as of June 30, 1999, by and among Wyndham and the Lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham's Annual Report on Form 10-K for the year ended December
         31, 1999.


  10.2   Increasing Rate Note Purchase and Loan Agreement, dated as of June 30,
         1999, by and among Wyndham and the Lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham's Annual Report on Form 10-K for the year ended December 31, 1999.

  10.3   Executive Employment Agreement as Amended and Restated, dated as of
         April 19, 1999, between Wyndham and Michael A. Grossman, incorporated by reference to Exhibit 10.5 to Wyndham's Annual Report on Form 10-K for the year ended December 31, 1999.

  10.4*  Executive Employment Agreement, dated as of March 27, 2000, between
         Wyndham and Fred J. Kleisner.


  10.5   Executive Employment Agreement, dated as of August 18, 1999, between
         Wyndham and James D. Carreker, incorporated by reference to Exhibit
         10.14 to Wyndham's Annual Report on Form 10-K for the year ended
         December 31, 1999.


  10.6   Amendment No. 1 to Executive Employment Agreement, dated as of March
         27, 2000, between Wyndham and James D. Carreker, incorporated by reference to Exhibit 10.15 to Wyndham's Annual Report on Form 10-K for the year ended December 31, 1999.

  10.7   Letter Agreement, dated July 7, 1999, between Wyndham and Karim
         Alibhai, incorporated by reference to Exhibit 10.4 to Wyndham's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1999.


  10.8 Amended and Restated Wyndham 1997 Incentive Plan, incorporated by reference to Exhibit 10.1 to Wyndham's Annual Report on Form 10-K for the year ended December 31, 1999.


  10.9   Amendment No. 1 to the Amended and Restated Wyndham 1997 Incentive
         Plan, incorporated by reference to Exhibit 4.1 to Wyndham's
         Registration Statement on Form S-8 filed December 12, 2000.


  10.10  Letter Agreement dated April 14, 2000 between Anne L. Raymond and
         Wyndham incorporated by reference to Exhibit 10.1 to Wyndham's
         Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.


  10.11 Executive Employment Agreement, dated April 12, 2000 between Wyndham and Theodore Teng incorporated by reference to Exhibit 10.1 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 2000.


  10.12  Executive Employment Agreement, dated May 31, 2000 between Wyndham and
         Richard A. Smith incorporated by reference to Exhibit 10.2 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 2000.


  10.13 Executive Employment Agreement, dated August 1, 2000 between Wyndham and David W. Johnson incorporated by reference to Exhibit 10.3 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 2000.


  10.14  Letter Agreement, dated July 18, 2000 between Leslie V. Bentley and
         Wyndham incorporated by reference to Exhibit 10.2 to Wyndham's
         Quarterly Report on Form 10-Q for the quarterly period ended September
         30, 2000.


 Exhibit
 Number                                Description
 -------                               -----------
 10.15*  Letter Agreement, dated February 23, 2001 between Carla S. Moreland and Wyndham.


 10.16*  Letter Agreement, dated March 1, 2001 between James D. Carreker and
         Wyndham.


 10.17   Amendment and Restatement to the Credit Agreement, dated September 25,
         2000, by Wyndham and the Lenders named therein incorporated by reference to Exhibit 10.2 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

 10.18*  Amendment and Restatement to the Increasing Rate Note Purchase and
         Loan Agreement, dated September 25, 2000, by Wyndham and Lenders named therein.


 12.1*   Statement Regarding Computation of Ratios.


 21.1*   Significant Subsidiaries of Wyndham.


 23.1*   Consent of Ernst & Young LLP.


 23.2*   Consent of PricewaterhouseCoopers LLP.

--------
 *  Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2000

                                          Wyndham International, Inc.

                                                  /s/ Fred J. Kleisner
                                          By: _________________________________
                                                      Fred J. Kleisner
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                Capacities in which signed        Date
              ---------                --------------------------        ----

      /s/ Fred J. Kleisner             Chairman of the Board, and   March 26, 2001
______________________________________  Chief Executive Officer
           Fred J. Kleisner

        /s/ Theodore Teng              President, Chief Operating   March 26, 2001
______________________________________  Officer
            Theodore Teng

       /s/ Richard A. Smith            Executive Vice President     March 26, 2001
______________________________________  and Chief Financial
           Richard A. Smith             Officer

        /s/ Karim Alibhai              Director                     March 26, 2001
______________________________________
            Karim Alibhai

        /s/ Leonard Boxer              Director                     March 26, 2001
______________________________________
            Leonard Boxer

      /s/ James D. Carreker            Director                     March 26, 2001
______________________________________
          James D. Carreker

         /s/ Milton Fine               Director                     March 26, 2001
______________________________________
             Milton Fine

       /s/ Susan Groenteman            Director                     March 26, 2001
______________________________________
           Susan Groenteman

        /s/ Rolf E. Ruhfus             Director                     March 26, 2001
______________________________________
            Rolf E. Ruhfus

       /s/ Sherwood Weiser             Director                     March 26, 2001
______________________________________
           Sherwood Weiser


              Signature                Capacities in which signed        Date
              ---------                --------------------------        ----

        /s/ Leon D. Black              Director                     March 26, 2001
______________________________________
            Leon D. Black

      /s/ Norman Brownstein            Director                     March 26, 2001
______________________________________
          Norman Brownstein

       /s/ Stephen T. Clark            Director                     March 26, 2001
______________________________________
           Stephen T. Clark

        /s/ Paul Fribourg              Director                     March 26, 2001
______________________________________
            Paul Fribourg

        /s/ Thomas H. Lee              Director                     March 26, 2001
______________________________________
            Thomas H. Lee

                                       Director                     March   , 2001
______________________________________
          Alan M. Leventhal

         /s/ William Mack              Director                     March 26, 2001
______________________________________
             William Mack

        /s/ Lee S. Neibert             Director                     March 26, 2001
______________________________________
            Lee S. Neibert

        /s/ Marc J. Rowan              Director                     March 26, 2001
______________________________________
            Marc J. Rowan

         /s/ Scott Schoen              Director                     March 26, 2001
______________________________________
             Scott Schoen

      /s/ Scott M. Sperling            Director                     March 26, 2001
______________________________________
          Scott M. Sperling

                          WYNDHAM INTERNATIONAL, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        HISTORICAL FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Wyndham International, Inc.:
  Report of Independent Accountants--PricewaterhouseCoopers LLP...........  F-2
  Report of Independent Auditors--Ernst & Young LLP.......................  F-3
  Consolidated Balance Sheets as of December 31, 2000 and 1999............  F-4
  Consolidated Statements of Operations for the years ended December 31,
   2000, 1999 and 1998....................................................  F-5
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000, 1999 and 1998.......................................  F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999 and 1998....................................................  F-8
  Notes to Consolidated Financial Statements.............................. F-10
  Report of Independent Accountants on Financial Statement Schedule....... F-45
  Financial Statement Schedule:
  Schedule III--Real Estate and Accumulated Depreciation.................. F-46

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Wyndham International, Inc.

   In our opinion, the accompanying consolidated balance sheets of Wyndham International, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows present fairly in all material respects the financial position of Wyndham International Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above. The financial statements of the Company for the year ended December 31, 1998 were audited by other independent accountants whose report dated March 1, 1999 expressed an unqualified opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 5, 2001

                        Report of Independent Auditors

Board of Directors and Shareholders
 Wyndham International, Inc.

   We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Wyndham International, Inc. for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule as of December 31, 1998 based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wyndham International, Inc. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of December 31, 1998, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP

Dallas, Texas
March 1, 1999

                          WYNDHAM INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                      December 31,  December 31,
                                                          2000          1999
                                                      ------------  ------------
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $    52,460   $   144,333
 Restricted cash....................................       98,070       102,480
 Accounts and lease revenue receivable..............      188,381       186,321
 Inventories........................................       21,211        23,304
 Prepaid expenses and other assets..................       15,248        21,197
 Assets held for sale, net of accumulated
  depreciation of $205,242 in 2000 and $70,315 in
  1999..............................................    1,196,272       428,993
                                                      -----------   -----------
 Total current assets...............................    1,571,642       906,628
                                                      -----------   -----------
Investment in real estate and related improvements
 net of accumulated depreciation of $497,669 in 2000
 and $408,179 in 1999...............................    3,515,223     4,984,185
Investment in unconsolidated subsidiaries...........      104,814       165,663
Notes and other receivables.........................       48,976        42,653
Management contract costs, net of accumulated
 amortization $18,034 in 2000 and $26,359 in 1999...      109,106       129,362
Leasehold costs, net of accumulated amortization of
 $21,128 in 2000 and $15,305 in 1999................      125,044       133,102
Trade names and franchise costs, net of accumulated
 amortization of $17,560 in 2000 and $11,328 in
 1999...............................................      104,249       116,521
Deferred acquisition costs..........................        2,936         2,584
Goodwill and intangibles, net of accumulated
 amortization of $36,826 in 2000 and $30,141 in
 1999...............................................      339,032       378,916
Deferred expenses, net of accumulated amortization
 of $42,244 in 2000 and $46,614 in 1999.............      104,474        97,767
Other assets........................................       41,403        46,109
                                                      -----------   -----------
 Total assets.......................................  $ 6,066,899   $ 7,003,490
                                                      ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..............  $   210,592   $   322,195
 Deposits...........................................       38,943        39,452
 Mortgage debt associated with assets held for
  sale..............................................      505,836        31,511
 Current portion of borrowings under credit
  facility, term loans, mortgage notes and capital
  lease obligations.................................      155,728       129,700
                                                      -----------   -----------
 Total current liabilities..........................      911,099       522,858
                                                      -----------   -----------
Borrowings under credit facility, term loans,
 mortgage notes and capital lease obligations.......    2,737,386     3,482,345
Deferred income taxes...............................      430,030       656,164
Deferred income.....................................        7,875        15,543
Minority interest in the Operating Partnerships.....       21,416        22,435
Minority interest in consolidated subsidiaries......      164,906       166,483
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  11,087,390 in 2000 and 10,344,662 in 1999.........          111           103
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,416,376 in 2000 and 167,193,696 in 1999.......        1,674         1,672
 Additional paid in capital.........................    3,828,900     3,753,235
 Receivables from shareholders and affiliates.......      (17,161)      (17,210)
 Unearned stock compensation, net of accumulated
  amortization of $19,552 in 2000 and $19,297 in
  1999..............................................          --           (255)
 Unrealized loss on securities available for sale...         (647)       (1,000)
 Unrealized foreign exchange loss...................         (164)       (7,576)
 Accumulated deficit................................   (2,018,526)   (1,591,307)
                                                      -----------   -----------
 Total shareholders' equity.........................    1,794,187     2,137,662
                                                      -----------   -----------
  Total liabilities and shareholders' equity........  $ 6,066,899   $ 7,003,490
                                                      ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                               2000        1999         1998
                                            ----------  -----------  ----------
Revenue:
 Hotel revenue............................  $2,421,603  $ 2,409,046  $1,842,682
 Participating lease revenue..............         --         1,194      58,440
 Racecourse facility and land lease
  revenue.................................         --         4,561      51,259
 Management fee and service fee income....      46,028       69,278      89,067
 Interest and other income................      30,964       11,256      14,893
                                            ----------  -----------  ----------
 Total revenue............................   2,498,595    2,495,335   2,056,341
                                            ----------  -----------  ----------
Expenses:
 Hotel expenses...........................   1,747,601    1,772,724   1,360,213
 Racing facility operations...............         --         3,867      43,198
 General and administrative...............      97,766      178,039     109,325
 Interest expense.........................     371,855      353,227     260,103
 Cost of acquiring leaseholds and license
  agreements..............................       2,448        1,296      64,407
 Treasury lock settlement.................         --           --       49,334
 Loss on sale of assets...................      12,987       10,702       9,453
 Impairment loss on assets................     486,658       70,912      51,081
 Restructuring charge.....................         --       285,267         --
 Depreciation and amortization............     304,785      302,890     231,233
                                            ----------  -----------  ----------
 Total expenses...........................   3,024,100    2,978,924   2,178,347
                                            ----------  -----------  ----------
Operating loss............................    (525,505)    (483,589)   (122,006)
 Equity in earnings (losses) of
  unconsolidated subsidiaries.............       2,491       (7,746)      9,498
                                            ----------  -----------  ----------
Loss before income tax provision, minority
 interests and extraordinary item.........    (523,014)    (491,335)   (112,508)
 Income tax benefit (provision)...........     205,912     (571,421)    (17,122)
                                            ----------  -----------  ----------
Loss before minority interests and
 extraordinary item.......................    (317,102)  (1,062,756)   (129,630)
 Minority interest in the Operating
  Partnerships............................         --         6,642      12,651
 Minority interest in consolidated
  subsidiaries............................      (7,569)      (6,017)     (9,427)
                                            ----------  -----------  ----------
Loss before extraordinary item............    (324,671)  (1,062,131)   (126,406)
 Extraordinary loss from early
  extinguishment of debt, net of minority
  interest and income taxes...............         --        (9,838)    (31,817)
                                            ----------  -----------  ----------
Net loss..................................  $ (324,671) $(1,071,969) $ (158,223)
                                            ==========  ===========  ==========
Basic loss attributable to common
 shareholders:
 Net loss.................................  $ (324,671) $(1,071,969) $ (158,223)
 Adjustment for equity forwards...........         --       (19,372)    (21,151)
 Preferred stock dividends................    (103,522)     (50,190)     (7,956)
 Excess of fair value of consideration to
  redeem preferred stock..................         --          (115)        --
                                            ----------  -----------  ----------
 Basic net loss...........................  $ (428,193) $(1,141,646) $ (187,330)
                                            ==========  ===========  ==========
Basic loss per common paired share:
 Loss before extraordinary item...........  $    (2.56) $     (7.02) $    (1.13)
 Extraordinary loss.......................         --         (0.06)      (0.23)
                                            ----------  -----------  ----------
 Net loss per common share................  $    (2.56) $     (7.08) $    (1.36)
                                            ==========  ===========  ==========
Diluted loss attributable to common
 shareholders:
 Net loss.................................  $ (324,671) $(1,071,969) $ (158,223)
 Adjustment for equity forwards...........         --       (39,322)   (188,392)
 Preferred stock dividends................    (103,522)     (50,190)     (7,956)
 Excess of fair value of consideration to
  redeem preferred stock..................         --          (115)        --
                                            ----------  -----------  ----------
 Diluted net loss.........................  $ (428,193) $(1,161,596) $ (354,571)
                                            ==========  ===========  ==========
Diluted loss per common paired share:
 Loss before extraordinary item...........  $    (2.56) $     (7.14) $    (2.34)
 Extraordinary loss.......................         --         (0.06)      (0.23)
                                            ----------  -----------  ----------
 Net loss per common share................  $    (2.56) $     (7.20) $    (2.57)
                                            ==========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except share amounts)

                   Preferred Stock          Common Stock
                   --------------- ------------------------------
                                                                               Receivables                 Accumulated
                                     Patriot     Wyndham          Additional       From        Unearned    Deficit and
                    Number    Par    Number      Number     Par    Paid in     Shareholders     Stock       Dividend
                   of Shares Value  of Shares   of Shares  Value   Capital    and affiliates Compensation Distributions
                   --------- ----- ----------- ----------- ------ ----------  -------------- ------------ -------------
Balance, December
31, 1997.........        --   --    73,276,716  73,276,716  1,466  1,070,973          --       (13,116)       (69,431)
 Issuance of
 shares for
 mergers and
 acquisitions of
 properties......  8,423,230   85   59,491,863  59,491,863  1,190  1,607,050          --           --             --
 Issuance of
 shares, net of
 offering
 expenses........        --   --    64,084,627  64,084,627  1,282    257,439          --           --             --
 Return of
 capital.........        --   --           --          --     --     (52,873)         --           --             --
 Issuance of
 shares to
 employees and
 directors.......        --   --        39,790      39,790    --         928          --           --             --
 Issuance of
 shares for
 exercise of
 options.........        --   --     1,210,737   1,210,737     24     15,250          --           --             --
 Issuance of
 shares to redeem
 OP units........        --   --     1,362,316   1,362,316     28     27,868          --           --             --
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....        --   --           --          --     --         --       (18,617)         --             --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......        --   --           --          --     --         --          (863)         --             863
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......        --   --           --          --     --         --         3,116          --             --
 Amortization of
 unearned stock
 compensation....        --   --           --          --     --         --           --         7,622            --
 Net loss........        --   --           --          --     --         --           --           --        (158,223)
 Foreign currency
 translation
 adjustment......        --   --           --          --     --         --           --           --             --
 Unrealized loss
 on securities
 held for sale...        --   --           --          --     --         --           --           --             --
                   ---------  ---  ----------- ----------- ------ ----------     --------      -------      ---------
Comprehensive
loss.............
                   ---------  ---  ----------- ----------- ------ ----------     --------      -------      ---------
 Cash dividends..        --   --           --          --     --         --           --           --         (87,390)
 Stock dividends
 declared........    558,656    5   14,055,598  14,055,598    280     97,905          --           --         (91,328)
                   ---------  ---  ----------- ----------- ------ ----------     --------      -------      ---------
Balance, December
31, 1998.........  8,981,886  $90  213,521,647 213,521,647 $4,270 $3,024,540     $(16,364)     $(5,494)     $(405,509)
                   ---------  ---  ----------- ----------- ------ ----------     --------      -------      ---------
                     Accumulated Other
                    Comprehensive Income
                   ----------------------
                             Unrealized
                   Foreign     Loss on
                   Currency  Securities
                   Exchange Held for Sale    Total
                   -------- ------------- ------------
Balance, December
31, 1997.........      --          --         989,892
 Issuance of
 shares for
 mergers and
 acquisitions of
 properties......      --          --       1,608,325
 Issuance of
 shares, net of
 offering
 expenses........      --          --         258,721
 Return of
 capital.........      --          --         (52,873)
 Issuance of
 shares to
 employees and
 directors.......      --          --             928
 Issuance of
 shares for
 exercise of
 options.........      --          --          15,274
 Issuance of
 shares to redeem
 OP units........      --          --          27,896
 Issuance of
 notes receivable
 from
 shareholders and
 affiliates for
 mergers and
 acquisitions....      --          --         (18,617)
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......      --          --             --
 Collections on
 notes receivable
 from
 shareholders and
 affiliates......      --          --           3,116
 Amortization of
 unearned stock
 compensation....      --          --           7,622
 Net loss........      --          --        (158,223)
 Foreign currency
 translation
 adjustment......    2,749         --           2,749
 Unrealized loss
 on securities
 held for sale...      --       (1,245)        (1,245)
                   -------- ------------- ------------
Comprehensive
loss.............                            (156,719)
                   -------- ------------- ------------
 Cash dividends..      --          --         (87,390)
 Stock dividends
 declared........      --          --           6,862
                   -------- ------------- ------------
Balance, December
31, 1998.........   $2,749     $(1,245)   $ 2,603,037
                   -------- ------------- ------------


   The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except share amounts)

                    Preferred Stock              Common Stock
                    -----------------  -----------------------------------
                                                                                         Receivables                 Accumulated
                                         Patriot       Wyndham              Additional       From        Unearned    Deficit and
                      Number     Par      Number        Number       Par     Paid in     Shareholders     Stock       Dividend
                    of Shares   Value   of Shares     of Shares     Value    Capital    and affiliates Compensation Distributions
                    ----------  -----  ------------  ------------  -------  ----------  -------------- ------------ -------------
 Settlement of
 forward equity
 contracts.......          --    --    (100,701,863) (100,701,863)  (2,014)   (327,466)         --           --              --
 Merger of PAH
 Inc. into
 Wyndham
 International
 Inc.............   (4,860,876)  (50)  (142,865,949)    4,860,876   (1,380)      1,430          --           --              --
 Exchange of Old
 Wyndham
 preferred stock
 to common
 stock...........   (3,562,354)  (36)           --      3,562,354       36         --           --           --              --
 Redemption of
 PAH Inc.
 Preferred B
 Stock...........     (558,656)   (5)           --            --       --      (13,961)         --           --             (896)
 Issuance of
 shares net of
 offering
 expenses........   10,000,000   100     29,239,336    29,239,336      585     917,306          --           --              --
 Issues of shares
 to employees and
 directors.......          --    --         538,496       955,757       14      11,820          --          (611)            --
 Issuance of
 shares to redeem
 OP units........          --    --         268,333    15,390,452      156     114,381          --           --              --
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......          --    --             --      1,336,276       13       6,030           -           --              --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......          --    --             --            --       --          --          (846)         --              846
 Amortization of
 unearned stock
 compensation....          --    --             --            --       --          --           --         5,850             --
 Retirement of
 stock...........          --    --             --       (971,139)      (8)    (15,307)         --           --              --
 Net loss........          --    --             --            --       --          --           --           --       (1,071,969)
 Foreign currency
 translation
 adjustment......          --    --             --            --       --          --           --           --              --
 Unrealized loss
 on securities
 held for sale...          --    --             --            --       --          --           --           --              --
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Comprehensive
 loss............
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Interstate Spin-
 off Dividend....          --    --             --            --       --          --           --           --          (64,602)
 Cash Dividends..          --    --             --            --       --          --           --           --          (14,711)
 Stock
 Dividends.......      344,662     4            --            --       --       34,462          --           --          (34,466)
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Balance as of
 December 31,
 1999............   10,344,662  $103            --    167,193,696  $ 1,672  $3,753,235     $(17,210)      $ (255)    $(1,591,307)
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Issuance of
 shares net of
 offering
 expenses........          --    --             --        222,470        2       1,398          --           --              --
 Redemption of
 Preferred A
 Stock...........          (18)  --             --            210      --          --           --           --              --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......          --    --             --            --       --          --            49          --              975
 Amortization of
 unearned stock
 compensation....          --    --             --            --       --          --           --           255             --
 Net loss........          --    --             --            --       --           -           --           --         (324,671)
 Foreign currency
 translation
 adjustment......          --    --             --            --       --          --           --           --              --
 Unrealized loss
 on securities
 held for sale...          --    --             --            --       --          --           --           --              --
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Comprehensive
 loss............
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Cash Dividends..          --    --             --            --       --          --           --           --          (29,248)
 Stock
 Dividends.......      742,746     8            --            --       --       74,267          --           --          (74,275)
                    ----------  ----   ------------  ------------  -------  ----------     --------       ------     -----------
 Balance as of
 December 31,
 2000............   11,087,390  $111            --    167,416,376  $ 1,674  $3,828,900     $(17,161)       $ --      $(2,018,526)
                    ==========  ====   ============  ============  =======  ==========     ========       ======     ===========
                      Accumulated Other
                     Comprehensive Income
                    -----------------------
                               Unrealized
                    Foreign      Loss on
                    Currency   Securities
                    Exchange  Held for Sale    Total
                    --------- ------------- ------------
 Settlement of
 forward equity
 contracts.......       --           --        (329,480)
 Merger of PAH
 Inc. into
 Wyndham
 International
 Inc.............       --           --             --
 Exchange of Old
 Wyndham
 preferred stock
 to common
 stock...........       --           --             --
 Redemption of
 PAH Inc.
 Preferred B
 Stock...........       --           --         (14,862)
 Issuance of
 shares net of
 offering
 expenses........       --           --         917,991
 Issues of shares
 to employees and
 directors.......       --           --          11,223
 Issuance of
 shares to redeem
 OP units........       --           --         114,537
 Issuance of
 shares for
 mergers and
 acquisition of
 properties......       --           --           6,043
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......       --           --             --
 Amortization of
 unearned stock
 compensation....       --           --           5,850
 Retirement of
 stock...........       --           --         (15,315)
 Net loss........       --           --      (1,071,969)
 Foreign currency
 translation
 adjustment......   (10,325)         --         (10,325)
 Unrealized loss
 on securities
 held for sale...       --           245            245
                    --------- ------------- ------------
 Comprehensive
 loss............                            (1,082,049)
                    --------- ------------- ------------
 Interstate Spin-
 off Dividend....       --           --         (64,602)
 Cash Dividends..       --           --         (14,711)
 Stock
 Dividends.......       --           --             --
                    --------- ------------- ------------
 Balance as of
 December 31,
 1999............   $(7,576)     $(1,000)   $ 2,137,662
                    --------- ------------- ------------
 Issuance of
 shares net of
 offering
 expenses........       --           --           1,400
 Redemption of
 Preferred A
 Stock...........       --           --             --
 Accrued interest
 on notes
 receivable from
 shareholders and
 affiliates......       --           --           1,024
 Amortization of
 unearned stock
 compensation....       --           --             255
 Net loss........       --           --        (324,671)
 Foreign currency
 translation
 adjustment......     7,412          --           7,412
 Unrealized loss
 on securities
 held for sale...     -- --          353            353
                    --------- ------------- ------------
 Comprehensive
 loss............                              (316,906)
                    --------- ------------- ------------
 Cash Dividends..       --           --         (29,248)
 Stock
 Dividends.......       --           --             --
                    --------- ------------- ------------
 Balance as of
 December 31,
 2000............   $  (164)     $  (647)   $ 1,794,187
                    ========= ============= ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended December 31,
                                             ----------------------------------
                                               2000        1999         1998
                                             ---------  -----------  ----------
Cash flows from operating activities:
Net loss...................................  $(324,671) $(1,071,969) $ (158,223)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization.............    304,785      302,890     231,233
 Amortization of unearned stock
  compensation.............................        255        5,850       7,622
 Amortization of deferred loan costs.......     27,566       34,946      26,914
 Net loss on sale of assets................     12,987       10,702       9,453
 Impairment loss on assets.................    486,658      203,731      51,081
 Write-off of intangible assets............        --       133,143         --
 Write-off of deferred acquisition costs...      1,208        8,349         --
 Provision for bad debt expense............      1,925        7,898         --
 Recognition of deferred termination fee...    (14,746)         --          --
 Cost of acquiring leaseholds..............        --           --       64,407
 Treasury lock settlement..................        --           --       49,225
 Award of unearned stock compensation and
  other....................................        --           --          928
 Equity in losses (earnings) of
  unconsolidated subsidiaries..............     (2,491)       7,746      (9,498)
 Minority interest in income of Operating
  partnerships.............................        --        (6,642)    (12,652)
 Minority interest in consolidated
  subsidiaries.............................      7,569        6,017       9,427
 Deferred income taxes.....................   (226,133)     539,313     (14,665)
 Extraordinary items.......................        --         9,838      31,817
 Changes in assets and liabilities:
  Accounts receivable......................     (1,011)      (6,168)    (65,927)
  Prepaid expenses and other assets........     15,001        6,552      47,020
  Lease revenue receivable.................        --         3,440         924
  Deferred income..........................      7,079          --          --
  Accounts payable and other accrued
   expenses................................    (49,143)       6,666     (24,593)
                                             ---------  -----------  ----------
   Net cash provided by operating
    activities.............................    246,838      202,302     244,493
                                             ---------  -----------  ----------
Cash flows from investing activities:
Acquisition of hotel properties and related
 working capital assets net of cash
 acquired..................................    (20,626)    (264,086) (1,946,227)
Improvements and additions to hotel
 properties................................   (202,292)    (230,653)   (189,885)
Proceeds from sale of assets...............    337,630      205,553      77,325
Payment of contingent liability............    (32,825)         --          --
Acquisition of management contracts........    (67,372)         --          --
Termination of management contracts........        --        16,086         --
Changes in restricted cash accounts........      4,410      (66,611)    (30,864)
Change in other assets.....................        610         (772)        880
Collection on other notes receivable.......        569        2,681      12,009
Advances on other notes receivable.........     (1,273)         --          --
Deferred acquisition costs.................     (1,906)        (613)    (19,926)
Investment in unconsolidated subsidiaries..     (5,022)     (10,077)    (24,557)
Distributions from unconsolidated
 subsidiaries..............................     25,369          --          --
Principal payments received on mortgage and
 other notes receivable....................        --         2,357         --
Investment in other mortgage and other
 notes receivable..........................        --       (10,429)     14,022
                                             ---------  -----------  ----------
   Net cash provided by (used in) investing
    activities.............................     37,272     (356,564) (2,107,223)
                                             ---------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                                 (in thousands)

                                                 Years Ended December 31,
                                              --------------------------------
                                                2000       1999        1998
                                              --------  ----------  ----------
Cash flows from financing activities:
Borrowings under line of credit facility and
 mortgage notes.............................   533,081   2,930,205   2,883,719
Repayments of borrowings under credit
 facility and other debt....................  (841,257) (3,153,525)   (997,436)
Payment of deferred loan costs..............    (8,492)   (110,655)    (39,923)
Proceeds from issuance of common stock......       --          --      273,995
Net proceeds from issuance of preferred
 stock......................................       --      921,702         --
Cost to retire Patriot series B preferred
 stock......................................       --      (13,966)        --
Cash settlement with Interstate upon spin-
 off........................................       --      (17,102)        --
Contributions received from minority
 interest in consolidated subsidiaries......       --          180       5,952
Distribution made to minority interest in
 other partnerships.........................    (9,711)    (29,907)    (11,081)
Collections on notes receivable from
 shareholders...............................       --          --        3,116
Payments to redeem OP units.................       (64)        --          --
Dividends and distributions paid............   (29,248)    (15,607)   (124,834)
Proceeds received from amendments to
 financial derivatives......................     6,654         --          --
Premiums paid for financial derivatives.....   (34,360)        --          --
Forward equity settlements..................       --     (329,480)    (52,873)
Other.......................................       --           44         --
                                              --------  ----------  ----------
  Net cash (used in) provided by financing
   activities...............................  (383,397)    181,889   1,940,635
                                              --------  ----------  ----------
Foreign currency translation adjustment.....     7,414      (6,379)      2,749
Net (decrease) increase in cash and cash
 equivalents................................   (91,873)     21,248      80,654
Cash and cash equivalents at beginning of
 year.......................................   144,333     123,085      42,431
                                              --------  ----------  ----------
Cash and cash equivalents at end of year....  $ 52,460  $  144,333  $  123,085
                                              ========  ==========  ==========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for interest....  $356,217  $  338,675  $  224,444
                                              ========  ==========  ==========
  Cash paid during the year for income
   taxes....................................  $ 24,076  $   31,978  $   26,729
                                              ========  ==========  ==========

See Note 16 for additional Supplemental disclosure of cash flow information.

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except share amounts)

1. Organization:

   Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel operators. As of December 31, 2000, Wyndham owned interests in 139 hotels with aggregate of over 39,800 guestrooms and leased 38 hotels from third parties with over 5,800 guestrooms. In addition, Wyndham managed 35 hotels for third party owners with over 10,900 guestrooms and franchises 30 hotels with over 5,600 guestrooms.

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

2. Summary of Significant Accounting Policies:

 Principles of Consolidation

   The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

   Partnerships-- The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

   Corporations and Limited Liability Companies-- The condition for control is the ownership of a majority voting interest.

   The financial statements prior to the reorganization are presented on a combined basis and include the combined accounts of Patriot and its subsidiaries with Old Wyndham and its subsidiaries.

 Investment in Real Estate and Related Improvements

   The hotel properties are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 to 40 years for the hotel buildings and improvements and 3 to 10 years

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

for furniture, fixtures and equipment. These estimated useful lives are based on management's knowledge of the properties and the industry in general.

   Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

   Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $3,170, $6,910 and $12,112 was capitalized in 2000, 1999 and 1998, respectively.

   In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, the Company periodically reviews the carrying value of each property to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, the Company will prepare projections of undiscounted cash flows, without interest charges, of the specific property, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment will be made to the carrying amount based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset. During, 2000, the Company recorded an impairment of $39,654 in operating expenses for assets held for use.

   When management identifies an asset held for sale, the Company estimates the net selling price of such asset. If in management's opinion, the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once management has identified an asset held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The Company recorded impairment of $361,571 and $70,912 in operating expenses on assets held for sale for the years ended December 31, 2000 and 1999, respectively (See Note 3).

   During 1999, the Company also recorded a restructuring charge of $132,819 associated with write-down of assets to estimated fair market value, as the Company will exit from these business sectors. The Company also recognized approximately $12,987, and $10,702, net of impairment, of losses related to assets sold during 2000 and 1999, respectively.

 Cash and Cash Equivalents

   All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

 Restricted Cash

   Restricted cash includes real estate tax, insurance, interest, and capital reserve deposits required pursuant to certain of the Company's mortgage loan and lease requirements.

 Inventories

   Inventories consist of food, beverages, china, linen, glassware and silverware and are stated at cost, which approximates market.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


 Investment in Unconsolidated Subsidiaries

   The Company's investments in unconsolidated subsidiaries include investments in 13 entities ranging from approximately 1% to 50%. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when the Company has a 20% or more ownership interest or exercises significant influence over the venture. If the Company's ownership is less than 20% and does not exercise significant influence the investment is accounted under the cost method. During 2000, the Company recorded an impairment loss of $40,259 as a result of changes in the estimated fair value for certain investments held for sale.

 Management contracts, trade names and franchise costs

   The costs associated with the acquisition of management contracts, trade names and franchises have been recorded as deferred costs. Amortization of management contracts is computed using the straight-line method over the term of the related management agreements. During 2000, the Company recognized $45,174 of impairment for management contracts lost. Amortization of trade names and franchise costs is computed using the straight-line method over estimated useful lives ranging from 12 to 20 years.

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

 Deferred Expenses

   Deferred expenses consist of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred loan costs...................................... $144,175  $140,038
   Costs of non-compete agreements..........................    1,479     1,479
   Franchise fees...........................................    1,024     1,147
   Other....................................................       40     1,717
                                                             --------  --------
                                                              146,718   144,381
   Less: accumulated amortization...........................  (42,244)  (46,614)
                                                             --------  --------
                                                             $104,474  $ 97,767
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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


 Other Assets

   Insurance premiums included in other assets are expensed on a pro-rata basis over the life of the related policies. Security deposits paid in connection with certain leasehold agreements of approximately $41,403 and $46,109 are included in long term other assets for 2000 and 1999, respectively.

 Dividends

   At June 30, 1999, as a result of the reorganization, Patriot's status as a REIT terminated effective January 1, 1999, and Patriot became a taxable corporation as of that date. The Company does not anticipate paying a dividend to its common shareholders.

 Deposits

   Deposits represent cash received from guests for future hotel reservations at the hotels that Wyndham owns and leases.

 Income Taxes

   Wyndham records its provision for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method of SFAS No. 109, deferred taxes are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse (see Note
12).

   In 1999, Wyndham recorded a one-time charge of $675,000 to establish a deferred tax liability that resulted from Patriot's change in tax status from a REIT to a C corporation, as required by SFAS No. 109. This charge is included in income tax expense in the accompanying 1999 consolidated statement of operations.

 Minority Interest in the Operating Partnerships

   Minority interest in the Operating Partnerships includes adjustments for the minority partners' share of the net income as defined by the partnership agreement and certain other adjustments for the issuance or redemption of OP units.

 Minority Interest in Consolidated Subsidiaries

   The Company has entered into a number of joint ventures in which a third party owns a minority interest. For financial reporting purposes, the financial position and results of operations for each joint venture is included in the consolidated financial statements of the Company.

 Stock Dividend

   On December 22, 1998, Patriot declared a stock dividend of $0.44 per share of common stock for the fourth quarter of 1998. The dividend was payable on January 25, 1999 to shareholders of record on December 30, 1998. Each shareholder received the option to receive the dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $0.01 per share, of Patriot.

   Per share data (including dividends), weighted average shares outstanding and all stock option activity have been restated to reflect the stock dividend.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


 Earnings per Share

   The Company has adopted SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of SFAS No. 128. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Shares of common stock granted to officers and employees of the Company are included in the computation only after the shares become fully vested. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the "treasury stock" method, unvested stock grants and other restricted awards to officers and employees, convertible preferred shares and collateral shares issued in conjunction with certain forward equity transactions (see Note 7).

 Stock Compensation

   The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and intends to continue to do so. See
Note 13 for a discussion of the Company's stock compensation arrangements and pro forma disclosure of the effect on income from operations and earnings per share of such arrangements pursuant to the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

 Advertising Costs

   The Company participates in various advertising and marketing programs. All costs are expensed in the period incurred. The Company has recognized advertising expenses of $52,894, $68,834, and $61,468 for 2000, 1999 and 1998
respectively.

 Self Insurance

   The Company is self-insured for various levels of general liability, workers' compensation and employee medical coverage. Accrued expenses include the estimated cost from unpaid incurred claims.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


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

   During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt these standards effective January 1, 2001(See
Note 6).

   During 2000, Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging--an Amendment to the Statement of Financial Accounting Standards No. 133" ("SFAS 138") was issued. This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

 Seasonality

   The hotel industry is seasonal in nature; however, the periods during which the Company's hotel properties experience higher revenues vary from property to property and depend predominantly on the property's location. The Company's revenues typically have been higher in the first and second quarters than in the third and fourth quarters.

 Reclassification

   Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of losses or accumulated deficits.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


3. Investment in Real Estate and Related Improvements and Assets Held for
Sale:

   Investment in Real Estate and Related Improvements and Assets Held for Sale consists of the following:

                                                   December 31, 2000
                                          ------------------------------------
                                          Investment in   Assets
                                           Real Estate   Held for
                                          Held for Use     Sale       Total
                                          ------------- ----------  ----------
   Land..................................  $  318,189   $  114,601  $  432,790
   Land held for development.............      33,050          --       33,050
   Buildings and improvements............   2,987,909    1,447,517   4,435,426
   Furniture, fixtures and equipment.....     620,634      207,503     828,137
   Renovations in progress...............     144,694       13,502     158,196
                                           ----------   ----------  ----------
                                            4,104,476    1,783,123   5,887,599
   Less: impairment......................     (91,584)    (381,609)   (473,193)
   Less: accumulated depreciation........    (497,669)    (205,242)   (702,911)
                                           ----------   ----------  ----------
                                           $3,515,223   $1,196,272  $4,711,495
                                           ==========   ==========  ==========
                                                   December 31, 1999
                                          ------------------------------------
                                          Investment in   Assets
                                           Real Estate   Held for
                                          Held for Use     Sale       Total
                                          ------------- ----------  ----------
   Land..................................  $  422,744   $   43,829  $  466,573
   Land held for development.............      68,266          --       68,266
   Buildings and improvements............   4,155,246      484,904   4,640,150
   Furniture, fixtures and equipment.....     701,379      109,364     810,743
   Renovations in progress...............      44,729          --       44,729
                                           ----------   ----------  ----------
                                            5,392,364      638,097   6,030,461
   Less: impairment......................         --      (138,789)   (138,789)
   Less: accumulated depreciation........    (408,179)     (70,315)   (478,494)
                                           ----------   ----------  ----------
                                           $4,984,185   $  428,993  $5,413,178
                                           ==========   ==========  ==========

   Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated sale proceeds, during 2000, the Company recorded a provision for loss on assets held for sale of $361,571. The assets held for sale had combined earnings before interest, depreciation, amortization and taxes ("EBITDA") of $148,128, net of amounts owned by third party limited partners. The Company also recorded a provision of $39,654 during 2000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired. During 2000, the Company sold assets for which impairments of $66,821 had been previously recorded.


   At December 31, 1999, the Company had $428,993 of assets held for sale, net of impairment, which were expected to be sold during 2000. The assets held for sale at December 31, 1999 had combined earnings before interest, depreciation, and taxes of $70,023 for the year then ended.

 Investments in Hotel Properties

   During 2000, the Company invested approximately $20,626 in the acquisition of the remaining interest in Wyndham Chicago. The Company now consolidates mortgage debt associated with the property of $38,910.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   During 1999, the Company invested approximately $210,123 in the acquisition of four hotels with a total of over 900 guestrooms. These acquisitions were financed primarily with funds drawn on the credit facility and the assumption of mortgage debt in the amount of approximately $24,593.

   During 1999, the Company acquired the remaining minority interests in 9 hotel assets. The acquisition of these interests was financed through cash of approximately $4,230, additional mortgage indebtedness totaling $49,800, and the sale of an additional 10% interest in another hotel.

   On July 30, 1999, a wholly-owned subsidiary of Wyndham merged with Gencom Interest, Inc. As a result of the merger, Wyndham acquired the remaining 34.52% interest in the Omni Baltimore hotel, and 421,161 shares of Wyndham class A common stock owned by Gencom Interest, Inc. The total purchase consideration for the merger was approximately $6,043, which consisted of 1,336,276 shares of Wyndham class A common stock.

 Asset Sales

   During 2000, the Company sold 26 hotel properties, including the Clubhouse Inn brand and received net cash proceeds of approximately $174,978, after the repayment of mortgage debt of $70,406. The Company also sold investments in three hotels, two parcels of land, retail space and a garage and received net cash proceeds of $61,355 after the repayment of debt of $7,847 and a note receivable of $4,319. The Company recorded a net loss of $12,830, net of impairment of $66,821 as a result of these transactions.

   Two of the hotel properties sold in 2000 were leased back to the Company under two long-term operating leases. The leases have an initial term of 15 years and three optional five-year renewal periods exercisable at the Company's option. Under the terms of the leases, yearly base rent aggregates $4,345 plus a contingent rent paid based on a percentage of revenues over certain thresholds as specified in the leases. The leases require the Company to pay substantially all expenses associated with the operation of the leased hotels, including real estate taxes and insurance.

   Effective March 31, 2000, the Company sold its Sierra Suites hotel brand, properties and related assets (the "Sierra transaction") to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53,000. The transaction included the sale by the Company of one owned and three leased properties, 17 franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company received net cash proceeds of $23,045 and relieved $29,770 of future obligations due under the purchase and sale agreement of the acquisition of SF Hotel Company L.P. in June of 1998 (the "Summerfield transaction"). As a result of the transaction, the Company recorded a net loss of $157.

   During 1999, the Company sold 21 hotel properties, including 11 historic hotels in London (see Note 4). The Company received net cash proceeds of approximately $116,424, after the repayment of mortgage debt of $62,865, and a mortgage note receivable in the amount of $6,000. The Company also sold its interest in Bay Meadows Racecourse and a parcel of land adjacent to the Bay Meadows Racecourse and received cash proceeds of approximately $6,926.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


 Interstate

   Effective June 18, 1999, Patriot distributed approximately 92% of the shares of Interstate Hotel Corporation ("IHC") in the form of a dividend to shareholders. Shareholders of record on June 7, 1999 received one share of New Interstate stock for every thirty shares of Patriot common stock, Patriot series A preferred stock, Old Wyndham series A and B preferred stock, Patriot common and preferred OP units, and Old Wyndham class A and C preferred OP units. The remaining 8% was owned equally by Wyndham and Marriott International, Inc. ("Marriott").

   As a result of the spin-off, the Company owned an approximate 55% non-controlling in Interstate Hotels, LLC ("IH LLC"), a subsidiary of IHC that operates the third-party management business that Patriot acquired from Interstate Hotel Company ("Interstate").

   During 2000, Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest in IH LLC (the "Wyndham Interest"), a principal operating subsidiary of IHC. IH LLC transferred to Wyndham a management agreement for one hotel owned by Wyndham and amended management agreements with respect to six other hotels owned by Wyndham to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. At any time on or after July 1, 2001, both IH LLC and Wyndham have the right to require that IH LLC redeem the preferred membership interest for approximately $12,682 to be paid with a combination of cash and promissory notes. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding after the preferred membership interest is redeemed. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433. As additional consideration for the redemption and conversion of the Wyndham Interest, Wyndham caused its representative on IHC's Board of Directors to resign and relinquished its right to appoint a member to IHC's Board of Directors in the future. In addition, Wyndham granted IHC an option exercisable within 90 days of October 20, 2000, to acquire all of IHC's stock owned by Wyndham at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597. As a result of this transaction, the Company recognized an impairment charge on its investment in IH LLC of $16,499.

4. Restructuring charges:

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   The Company plans associated with these costs were substantially completed during 2000 with many of the costs associated with the reduction in workforce being incurred and paid in 1999. The total number of employees terminated was 177.

   During 2000, continuing cash payments were made against the accrued liability as shown in the table below. The remaining accruals will be relieved throughout fiscal 2001, as leases expire and severance payments are made.

                                                      Accrued            Accrued
                                                      Balance            Balance
                                        Restructuring    at                 at
Description               Cash/Non-Cash    Charge     12/31/99  Activity 12/31/00
-----------               ------------- ------------- --------  -------- --------
Organizational
 Restructuring
Write-down of intangible
 assets.................  Non-cash        $ (83,094)  $   --     $  --    $ --
Severance packages......  Cash/non-cash      (4,675)     (500)      250    (250)
Downsizing European
 division
Write-down of assets
 held for sale..........  Non-cash          (69,491)      --        --      --
Write-down of intangible
 assets.................  Non-cash          (28,394)      --        --      --
Severance packages......  Cash               (3,578)   (2,458)    2,396     (62)
Lease cancellations and
 commitments............  Cash               (1,907)   (1,907)    1,818     (89)
Other exit costs........  Cash               (4,062)   (2,408)    2,287    (121)
Exiting limited service
 market sector
Write-down of assets
 held for sale..........  Non-cash          (63,328)      --        --      --
Write-down of intangible
 assets.................  Non-cash           (8,834)      --        --      --
Closing the Phoenix
 division office
Severance packages......  Cash               (2,006)     (312)      312     --
Lease cancellations and
 other commitments......  Cash                 (492)     (321)      321     --
Closing of the Wichita
 division office
Severance packages......  Cash               (1,872)   (1,872)    1,872     --
Elimination of certain
 hotel brands
Write-down of intangible
 assets.................  Non-cash          (12,821)      --        --      --
Other
Other Exit Costs........  Cash                 (713)      --        --      --
Effect of foreign
 currency translation...                        --          8        10      18
                                          ---------   -------    ------   -----
  Total.................                  $(285,267)  $(9,770)   $9,266   $(504)
                                          =========   =======    ======   =====

5. Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

   Effective September 25, 2000, the Company amended certain terms of its credit agreement. As a part of the amendment, the applicable interest rate margins of the $1,300,000 term loan would be increased by 0.50% if the balance of the increasing rate term loans in the aggregate amount was greater than $325,000, or 0.25% should the balance be equal to or less than $325,000. As of December 31, 2000, the balance of the increasing rate loans was $617,000.

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

                          WYNDHAM INTERNATIONAL, INC.

                  (dollars in thousands, except share amounts)

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

Outstanding borrowings under the line of credit facilities, term loans, various mortgage and other notes and capital lease obligations consist of the following:

            Description                 2000         1999     Amortization   Interest Rate       Maturity
            -----------              -----------  ----------  ------------ ------------------ ---------------
Revolving Credit Facility (1)......  $    85,000  $  270,000       None      Libor + 3.00%(1)   June 30, 2004
Term Loans.........................    1,300,000   1,300,000        (2)      Libor + 4.25%(3)   June 30, 2006
Increasing Rate Loans..............      617,000     650,000       None      Libor + 4.75%(4)   June 30, 2004
Bear, Stearns Funding, Inc. (5)....      340,960     346,000       None    Libor + 0.82%-4.5%    July 1, 2004
Lehman Brothers Holdings Inc. (6)..      232,533     235,000       None          Libor + 3.5%   June 28, 2002
Metropolitan Life Insurance (7)           97,501      98,529        (8)                 8.08% October 1, 2007
Other Mortgage Notes Payable (9)...      673,273     710,998    Various                  (10)            (10)
Unsecured financing................        3,510       5,633       (11)            5.5%-10.5%            (12)
Capital lease obligations..........       49,173      27,396
                                     -----------  ----------
                                     $ 3,398,950  $3,643,556
Less debt associated with assets
 held for sale.....................     (505,836)    (31,511)
Less current portion...............     (155,728)   (129,700)
                                     -----------  ----------
Long term debt.....................  $ 2,737,386  $3,482,345
                                     ===========  ==========

--------
(1) The Company has a $500,000 revolving credit facility. Interest rates are based upon LIBOR plus spreads varying from 1.25% to 2.75% per annum based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. If any of the increasing rate term loans are outstanding, the applicable margins shall be increased by 0.25%. The one-month LIBOR rate at December 31, 2000 was 6.56%. At December 31, 2000 the Company also had outstanding letters of credit totaling $42,804. Availability under the revolving credit facility was $372,196 at December 31, 2000.
(2) On December 30, 2001, the Company is required to repay $10,000 under the term loans and $5,000 each six months thereafter, with the final payment of principal due on June 30, 2006.
(3) Interest rates are based upon LIBOR plus spreads varying from 2.75% to 3.50% per annum based both on Wyndham's leverage ratio, as defined, and whether any increasing rate loans are outstanding. The applicable margins shall be increased by 0.25% so long as the increasing rate term loans remains outstanding, and increased by 0.50% so long as the increasing rate term loans in an aggregate amount is greater than $325,000, or 0.25% if the increasing rate term loans are outstanding in an aggregate amount of less than or equal to $325,000.
(4) Interest rates for the increasing rate term loans are based on LIBOR rates plus 3.50% through September 30, 1999 and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%.
(5) The loan was originally collateralized by 25 hotel properties. During 2000, one of those properties was sold, and debt was repaid in the amount of $5,040. The net book value of the remaining 24 properties is $601,739, net of impairment, as of December 31, 2000.
(6) The loan is collateralized by 10 hotel properties with a net book value of $286,138 at December 31, 2000. The loan requires that the borrower make principal payments of excess net cash flow when the quarterly debt-service coverage ratio is not met. In the first quarter of 2000, the Company failed to meet the required debt-service coverage ratio and made a principal payment of $2,467.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

(7) The loan is collateralized by 6 Doubletree hotels with a net book value of $183,643 at December 31, 2000.
(8) The loan, which was entered into September 1997, requires monthly payments of interest only until October 1, 1997 when monthly payments of principal and interest in the amount of $755 are required until the October 1, 2007 maturity date.
(9) The loans are collateralized by 22 hotel properties and a parcel of land with a net book value of $1,248,680 at December 31, 2000.
(10) Interest rates range from fixed rates of 6.5% to variable rates of LIBOR plus 3.50%. The mortgages have a weighted average interest rate at December 31, 2000 of 8.74%. Maturity dates range from 2001 through 2023.
(11) Principal amortization is required on one note, of $2,000 per year for three years.
(12) Maturity dates range from June 1, 2001 through May 15, 2006.

   Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at December 31, 2000 are as follows for each of the next five years:

     Year                                                              Amount
     ----                                                            -----------
     2001........................................................... $   210,796
     2002...........................................................     326,797
     2003...........................................................      27,889
     2004...........................................................   1,161,725
     2005...........................................................     168,478
     2006 and thereafter............................................   1,503,265
                                                                     -----------
                                                                     $ 3,398,950
                                                                     ===========

6. Derivatives:

   The Company enters into interest rate swap and cap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as the interest rates change is accrued and recognized as an adjustment to interest expense related to the debt using a method which approximates the effective interest method (the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued expenses or other assets.

   The Company also enters into interest rate cap agreements that are designed to limit its exposure to increasing interest rates and are designated as hedges of its outstanding debt. An interest rate cap entitles the Company to receive a payment from the counterparty equal to the excess if any, of the hypothetical interest expense (strike price) on a specified notional amount at a current market interest rate over an amount specified in the agreement. The only amount the Company is obligated to pay the courterparty is the initial premium. The cost of the agreements (the initial premium) is included in deferred expenses and amortized to interest expense ratably over the life of the agreement.

   On March 10, 2000, the Company entered into additional interest rate hedges for a total notional amount of $1,500,000. Certain of the interest rate swaps and caps are structured such that each hedge has a series of trigger levels in which the hedge can become ineffective for any reset period that the 1-month LIBOR rises above the trigger level; however, the Company can amend the agreements to increase the trigger levels prior to that occurrence. If LIBOR resets below the trigger level, the hedge becomes effective again. The Company paid approximately $34,360 in premiums to enter into these contracts.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   The Company also shortened the terms of three existing hedges and received net proceeds of approximately $6,654. The proceeds received were capitalized and are included in deferred expenses in the accompanying consolidated balance sheet. The proceeds will be amortized over the remaining terms of the contracts as a reduction to interest expense.

   In July 2000, in connection with the refinancing of certain mortgage debt, the Company entered into two additional amortizing interest rate caps for notional amounts of $106,000 and $10,000. The interest rate caps have an interest rate of 9.75% and mature on July 1, 2005 and October 1, 2004, respectively.

   The fair value of interest rate swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The estimated unrealized loss on the interest rate swaps was approximately $24,477 at December 31, 2000, which represent the amount the Company would pay to terminate the swap agreements based upon current market rates. The fair value of the interest rate cap agreements is based upon quoted market prices and was approximately $10,232 at December 31, 3000 which represents the amount the Company would receive if the Company terminated the agreements based on current market prices.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   During 2000, the Company received $15,277 of net proceeds related to the derivative instruments which has been recognized as an adjustment to interest expense. The Company paid $6,514, and $2,331 of net incremental interest expense related to the derivative instruments in 1999 and 1998, respectively. The following tables represent the derivatives in place as of December 31, 2000:

                          Notional   Maturity     Swap     Cap     Floor       Trigger    FMV at
                           Amount      Date       Rate     Rate    Rate         Level    12/31/00
                         ---------- ---------- ----------  ----    -----     ----------- --------
Type of Hedge
Interest Rate Cap....... $   19,091 03/30/2001    n/a      6.75%    n/a          n/a     $      1
Interest Rate Cap.......     38,000 10/11/2001    n/a      7.83%    n/a          n/a          --
Interest Rate
 Corridor...                550,000 12/07/2002    n/a      5.25%    n/a         7.25%       6,649
Interest Rate Cap--3
 year Knockout..........    100,000 03/06/2003    n/a      4.75%    n/a         7.50%       2,033
Interest Rate Cap--3
 year Knockout..........     75,000 03/06/2003    n/a      4.75%    n/a         7.50%       1,525
Interest Rate Cap--3
 year Knockout..........     75,000 03/06/2003    n/a      4.75%    n/a         7.50%       1,525
Interest Rate Cap.......     18,990 07/03/2004    n/a      6.50%    n/a          n/a          147
Interest Rate Cap.......     27,680 07/03/2004    n/a      7.10%    n/a          n/a          127
Interest Rate Cap.......     42,760 07/03/2004    n/a      8.10%    n/a          n/a           87
Interest Rate Cap.......     42,760 07/03/2004    n/a      9.70%    n/a          n/a           24
Interest Rate Cap.......     27,725 08/02/2004    n/a      8.50%    n/a          n/a           48
Structured Collar (1)...    180,000 11/04/2004    n/a      6.6%(2) 5.65%(2)      n/a       (2,088)
Interest Rate Cap.......      9,113 10/01/2004    n/a      9.75%    n/a          n/a            1
Interest Rate Cap.......    106,000 07/01/2005    n/a      9.75%    n/a          n/a          153
                         ----------                                                      --------
                         $1,312,119                                                      $ 10,232
Interest Rate Swap...... $   29,723 03/30/2001    5.42%     n/a     n/a          n/a          106
Interest Rate Swap......    375,000 03/01/2002    6.26%     n/a     n/a          n/a       (1,897)
Interest Rate Swap......    125,000 03/01/2002    5.56%     n/a     n/a          n/a          254
Interest Rate Swap......    250,000 03/01/2002    5.84%     n/a     n/a          n/a          (90)
Interest Rate Swap--5
 year Knockout..........    150,000 03/06/2005 6.10%-6.75%  n/a     n/a      7.00%-8.50%   (4,897)
Interest Rate Swap--5
 year Knockout..........    550,000 03/07/2005 6.10%-6.75%  n/a     n/a      7.00%-8.50%  (17,953)
                         ----------                                                      --------
                         $1,479,723                                                      $(24,477)

--------
(1) If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, cap shall be of no force. If on a reset date LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%.
(2) If on a reset date LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

   SFAS No. 133, as amended, requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. SFAS No. 133, as amended, requires that derivatives that are not hedges be recorded at fair value through earnings. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

related results on the hedged item in the income statement, to the extent effective, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The Statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

   The adoption of the new statement on January 1, 2001 will result in a liability of $14,245 and a reduction of deferred expenses of $23,239 representing the difference between the carrying value and the fair value of the derivatives with the offset recognized in the cumulative effect of an accounting change of $5,436 in the consolidated statement of operations and a charge of $32,048 in other comprehensive income in the first quarter of 2001. Additionally, the Company will review the effectiveness of the derivatives at each reporting date and will recognize the ineffective portion of the derivatives as a charge to earnings for the period.

   The Company has no embedded derivatives under SFAS 133, as amended, at December 31, 2000.

 Treasury Rate Lock Agreements

   Patriot previously entered into three treasury interest rate lock agreements to protect against the possibility of rising interest rates. Under the rate lock agreements, Patriot received or made payments based on the difference between specified interest rates, 6.06%, 6.07% and 5.62%, and the actual 10-year U.S. Treasury interest rate on a principal amount of $525,000. Patriot settled the entire $525,000 in treasury interest rate locks resulting in a $49,334 one-time charge to earnings in 1998.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


7. Computation of Earnings Per Share:

   Basic and diluted earnings per share have been computed as follows:

 Combined Basic and Diluted Earnings per Share

                                  Year Ended                   Year Ended                   Year Ended
                              December 31, 2000            December 31, 1999            December 31, 1998
                          --------------------------- ----------------------------- ---------------------------
                            Basic    Diluted (2), (3)    Basic     Diluted (2), (3)   Basic    Diluted (2), (3)
                          ---------  ---------------- -----------  ---------------- ---------  ----------------
                                               (in thousands, except per share amounts)
Loss before
 extraordinary item.....  $(324,671)    $(324,671)    $(1,062,131)   $(1,062,131)   $(126,406)    $(126,406)
Adjustment for equity
 forwards (1)...........        --            --          (19,372)       (39,322)     (21,151)     (188,392)
Preferred stock
 dividends..............   (103,522)     (103,522)        (50,190)       (50,190)      (7,956)       (7,956)
Excess consideration
 paid to redeem
 preferred stock........        --            --             (115)          (115)         --            --
                          ---------     ---------     -----------    -----------    ---------     ---------
Loss attributable to
 common shareholders
 before extraordinary
 item...................   (428,193)     (428,193)     (1,131,808)    (1,151,758)    (155,513)     (322,754)
Extraordinary loss......        --            --           (9,838)        (9,838)     (31,817)      (31,817)
                          ---------     ---------     -----------    -----------    ---------     ---------
Net loss................  $(428,193)    $(428,193)    $(1,141,646)   $(1,161,596)   $(187,330)    $(354,571)
                          =========     =========     ===========    ===========    =========     =========
Weighted average number
 of shares outstanding..    167,308       167,308         161,255        161,255      137,764       137,764
                          =========     =========     ===========    ===========    =========     =========
Loss per share:
 Loss before
  extraordinary item....  $   (2.56)    $   (2.56)    $     (7.02)   $     (7.14)   $   (1.13)    $   (2.34)
 Extraordinary loss.....        --            --            (0.06)         (0.06)       (0.23)        (0.23)
                          ---------     ---------     -----------    -----------    ---------     ---------
Net loss................  $   (2.56)    $   (2.56)    $     (7.08)   $     (7.20)   $   (1.36)    $   (2.57)
                          =========     =========     ===========    ===========    =========     =========

--------
(1) The adjustment relates to the mark-to-market adjustment for the forward equity transactions with UBS and the Nations Banc, which could be settled in cash or stock, at the Company's option. At December 31, 1998, the forward equity transaction with PaineWebber could be settled only in stock, therefore only the guaranteed return portion is adjusted in the earnings per share calculation. There was no mark-to-market adjustment for the forward equity transaction with PaineWebber, which was accounted for by the Reverse Treasury Method in 1998.
(2) For 2000, the dilutive effect of unvested stock grants of 645, the option to purchase 104 shares of common stock and 129,073 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2000 because they are anti-dilutive. For 1999, the dilutive effect of unvested stock grants of 803, the option to purchase 59 shares of common stock and 64,367 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because they are anti-dilutive. For 1998, the dilutive effect of unvested stock grants of 880, the option to purchase 753 shares of common stock and shares issued in connection with forward equity contracts of 2,507 and 6,613 of preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive. See Note 11 for a discussion of the impact of SFAS No. 123 ("Accounting for Stock-Based Compensation") on earnings per share.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

(3) For 2000, options to purchase 12,157 shares of common stock at prices ranging from $2.0625 to $30.40 were outstanding but not included in the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For 1999, options to purchase 9,702 shares of common stock at prices ranging from $4.75 to $30.40 were outstanding but not included in the computation because the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti dilutive. For 1998, options to purchase 4,650 shares of common stock at prices ranging from $19.45 to $33.58 were outstanding but not included in the computation because the options' exercise price was greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

8. Commitments and Contingencies:

 Office Lease

   The Company has entered into agreements to lease office space for its corporate headquarters and other regional offices. In general, the agreements provide for monthly payments of rent plus reimbursement for certain other costs as specified per each agreement and are accounted for as operating leases for financial reporting purposes. The leases have terms from 5 to 25 years and expire between 2003 and 2007. Annual rental payments of $3,451, $3,484, and $3,125 for 2000, 1999 and 1998, respectively, are reflected in general and administrative expense in the accompanying financial statements. Future five-year minimum lease payments under these lease agreements are as follows:

                                                                          Rent
     Year                                                                Amount
     ----                                                                -------
     2001............................................................... $ 1,979
     2002...............................................................   1,979
     2003...............................................................   1,873
     2004...............................................................   1,838
     2005...............................................................   1,838
     2006 and thereafter................................................   3,189
                                                                         -------
                                                                         $12,696
                                                                         =======

 Hotel and Ground Leases

   The Company leases both land and hotels under agreements with terms ranging from one to 100 years. The Company has incurred rent expense totaling $78,433, $117,420, and $110,108 for 2000, 1999 and 1998, respectively. Future five year minimum lease payments under these lease agreements are as follows:

                                                                         Rent
     Year                                                               Amount
     ----                                                             ----------
     2001............................................................ $   63,222
     2002............................................................     63,446
     2003............................................................     63,700
     2004............................................................     63,121
     2005............................................................     62,913
     2006 and thereafter.............................................    784,927
                                                                      ----------
                                                                      $1,101,329
                                                                      ==========

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


 Employment Agreements

   The Company has entered into employment agreements with each of its executive officers. Generally, the agreements provide for annual base compensation with any increases during the terms of the agreements to be approved by the Compensation Committee of the Board of Directors, as applicable.

   On February 26, 1999, the Company and Paul A. Nussbaum entered into a Separation Agreement (the "Separation Agreement") whereby Mr. Nussbaum resigned his position as Chairman of the Board of Directors and Chief Executive Officer of Patriot. Pursuant to the Separation Agreement, Mr. Nussbaum remained as a Director of Wyndham until 2000, and did not seek reelection after the expiration of his term.

   In accordance with terms of the Separation Agreement, the Company will pay severance of $3,200 reduced by interest payments made by the Company on a loan through June 30, 1999. The severance amount was to be paid as follows: $2,000 payable on the earlier of the consummation of the $1 billion equity investment or January 1, 2000 and the remaining $1,200 is payable in twelve monthly installments commencing with the first day of the month next following the date of the $2,000 payment. On June 30, 1999, the Company paid Mr. Nussbaum $1,750, net of $250 of interest payments made by the Company on the loan. In addition, on June 30, 1999, the Company made the first monthly installment of $100.

   Additionally, Mr. Nussbaum's outstanding unvested options to purchase shares vested and will remain fully exercisable for the period of their respective terms. Mr. Nussbaum elected to exchange his options on a Black Scholes neutral basis for new options with an exercise price equal to the fair market value of a share on the election date. On June 1, 1999, Mr. Nussbaum exchanged 3,078,406 options at varying prices from $11.18 to $33.58 for 1,154,448 options at $5.1875. Mr. Nussbaum will also receive 250,000 shares equally over a three-year period, of which 166,667 have vested as of December 31, 2000. Additionally any restrictions were lifted from existing shares held by Mr. Nussbaum.

   As a condition to receiving the second and third installments of the shares, Mr. Nussbaum has agreed to provide non-exclusive consulting services to Wyndham for a period of two years following the resignation date. Additionally, Mr. Nussbaum will receive other amounts as provided for in the Separation Agreement.

   On October 16, 2000, the Company announced the resignation of James D. Carreker from his position as Chairman of the Board of Directors. As a result, Wyndham will pay Mr. Carreker a severance payment in accordance with current severance policies, but at a minimum, Mr. Carreker would be entitled to a severance payment (the "Severance Amount") equal to the greater of (a) $3,000 or (b) three times the sum of his "applicable base salary" (determined in accordance with the employment agreement) and average incentive compensation (determined in accordance with the employment agreement). Additionally, for a period of three years, Wyndham will provide Mr. Carreker with an office and related facilities and an assistant at a location of his respective choosing. For a period of one year, Wyndham would pay for Mr. Carreker the cost of executive placement services. All unvested stock options and stock-based grants held by Mr. Carreker will immediately vest and become exercisable for one year or the remaining option term (not to exceed four years). Additionally, for three years Wyndham will pay health insurance premiums for Mr. Carreker, his spouse and other dependents and provide certain benefits to Mr. Carreker, including payment of disability and life insurance premiums. At December 31, 2000, the Company has accrued $5,176 for amounts due under the employment contract.

   During 2000, the Company accepted the resignations of three senior executive officers. As a result, Wyndham will pay severance subject to conditions set forth in their respective employment agreements. Options awarded will continue to vest for a period of two years following the date of resignation and will remain exercisable under the terms of the stock option agreement. As of December 31, 2000, the Company has accrued $2,294 for amounts due under their employment contracts.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   Additionally, Patriot had assumed notes receivables from four former senior executive officers. As a part of these senior executive officers' amended employment contracts and separation agreements, the maturity dates of these notes were extended from dates ranging from July 31, 2002 through April 2006. As of December 31, 2000, these promissory notes had an outstanding balance of $17,139, including accrued interest. The notes bear interest at 6% per annum and are collateralized by the pledge of shares of the Company held by the note obligators. These notes receivable and related accrued interest are receivables from shareholders in the statement of shareholders' equity.

 Earnout Obligations

   In connection with the merger with the hospitality business of CHCI International Inc. ("CHCI") and the acquisition of Gencom American Hospitality ("GAH"), the Company may be obligated to pay CHCI shareholders and a Gencom related entity additional purchase consideration in 2002, in each case based on the performance of certain specified assets.

   Pursuant to the joint venture agreement related to the Wyndham Chicago Hotel, the agreement provides for an earn-out payment payable based on the net operating income from the hotel for the year ended December 31, 2001, as calculated per the agreement.

   As part of the merger with Wyndham Hotel Corporation, Patriot entered into an Omnibus Purchase and Sale Agreement with various descendants of Mr. and Mrs. Trammell Crow, and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such persons (collectively, the "Crow Family Members"). As part of the agreement, Crow Family members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden La Guardia as set forth in the Omnibus Purchase and Sale Agreement. In April 2000, the Company paid $9,556 and $7,156 respectively, as additional consideration.

   In connection with the Summerfield transaction, the purchase price was subject to future purchase price adjustments. The Company was obligated to pay in cash or OP units additional purchase consideration if certain performance criteria were met based on (i) the market price of the paired shares through the end of 1998, (ii) achievement of certain performance criteria through 2000 for managed hotels which were not open for business (or had recently opened) as of the date of acquisition, and (iii) fulfillment of the Company's obligation to develop seven hotels. Payments under these obligations were made in 1999 and 2000 of $8,969 and $32,825, respectively. In addition, as a result of the Sierra transaction, the Company will not be liable for any additional consideration under the purchase agreement.

 Forward Equity Transactions

   The Company was party to transactions with three counterparties involving the sale of an aggregate of 13.3 million paired shares with related purchase price adjustment mechanisms. The Company's aggregate obligation under the forward equity transactions was approximately $335.8 million at June 30, 1999. Effective June 30, 1999, the Company settled in full all of the forward equity transactions in cash, with part of the proceeds of the $1 billion equity investment. The 100.7 million shares owned or held by the counterparties were retired effective June 30, 1999.

 Contingencies

   On or about February 3, 1999, McNeill Investment Company, Inc. ("MIC") commenced an action against Patriot in the United States District Court for the Western District of Pennsylvania alleging a breach by Patriot

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

of its obligations under a Registration Rights and Shareholders Agreement dated August 6, 1997, as amended July 15, 1998. Pursuant to a settlement agreement between Patriot and MIC, dated May 17, 2000: (i) the action was dismissed with prejudice; (ii) Patriot paid to MIC $3,000 without any admission of liability or acknowledgement of truth or validity of any claims asserted in the action; (iii) Patriot and MIC exchanged mutual releases; and
(iv) depending upon the highest rolling 30-day average per share last sales price for Patriot stock between May 9, 2000 ,and May 8, 2001, MIC may be required to pay to Patriot up to $750.

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Old Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Old Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C- 99-2770 (filed June 11, 1999), and (iii) Gunderson v.Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23,
1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. The Court heard legal arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Old Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Old Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Old Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al. No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court has heard arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

   Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., etal., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been filed.

   Patriot and PAH Stanley Ranch ("PAH") are engaged in a dispute with Carneros Valley Investors involving a contract which calls for a purchase price of $14 million with an additional $5 million to be paid if PAH gets approval for a development in the Napa Valley. PAH did not get approval for this development. In September 1999, Carneros Valley Investors filed a complaint in the Superior Court of California, San Francisco, which alleges that Patriot owes Carneros Valley Investors $5 million and alleges that Patriot acted negligently, fraudulently and in bad faith in attempting to get the approval for the development. The complaint has been amended to allege fraud, purportedly entitling the plaintiff to rescind the sale. Patriot has answered the complaint, but to date, no discovery had been taken. The dispute was settled with the assistance of, and in connection with the sale of the subject property to, a third party. The sale was consummated, the dispute was settled and mutual releases were exchanged on November 30, 2000, and the above-referenced lawsuit was formally dismissed prior to December 31, 2000.

   On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham's business. Claimants do not specify the amount of damages sought. Wyndham has moved to stay the arbitration. To date, Wyndham has not responded to the Demand for Arbitration. Wyndham intends to defend the claims vigorously.

9. Related Party Transactions:

 Acquisition and sale of interests from and to officers and affiliates

   Effective January 15, 1999, in connection with the Summerfield transaction an additional 1,311,709 OP units valued at approximately $8,969 were issued as additional consideration pursuant to the purchase agreement. Of the OP units issued, Mr. Rolf E. Ruhfus, a director of the Company received 327,993 of the OP units issued with an approximate value of $2,243 at the date of issuance.

   Effective March 31, 2000, in connection with the Sierra transaction, certain assets were sold to an entity affiliated with Mr. Rolf E. Ruhfus, for net cash proceeds of $23,045 and alleviation of a future obligation due under the Summerfield transaction of $29,770.

   On June 15, 1999, the Company acquired the controlling 1% interest in Crowne Plaza Ravinia and Wyndham Windwatch for $156, from former senior executive officers of the Company.

   In connection with the merger with Gencom Interests Inc., on July 30, 1999, Mr. Alibhai, a director of the Company, received 400,883 shares of Wyndham class A common stock. These shares were issued in consideration of Mr. Alibhai's ownership interests in Gencom Interests Inc. and valued at approximately $1,813 at the date of merger.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   As part of the purchase and sale agreement of two hotels, Crow Family members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden La Guardia. In April 2000, the Company paid $9,556 and $7,156 respectively, as additional consideration.

   The Company, in connection with the Wyndham merger, assumed a service agreement with ISIS 2000, an entity affiliated with members of the Crow family and senior executive officers of the Company, to provide centralized reservations and property management services to all Wyndham branded hotels as well as other hotels owned by the Company. On May 7, 1999, Patriot exercised its option to purchase ISIS 2000, for a cash payment of $3,073. The service fees incurred by the Company in 1999, prior to the acquisition, were $1,985. Fees for the year ended December 31, 1998 totaled $4,368.

 Notes receivable from affiliates, officers and employees

   The Company has provided funding to certain hotels managed by the Company as working capital and has made advances to certain officers. As of December 31, 2000, notes receivables from these managed hotels totaled $22,694 and notes receivables from officers, directors, and employees totaled $12,206. As of December 31, 1999, notes receivable from these managed hotels totaled $22,530 and notes receivable from officers, directors and employees totaled $11,753. Amounts are included in notes and other receivables in the accompanying financial statements. In addition, the Company has certain notes with former executive officers which have been classified in shareholders' equity in the amount of $17,139 (See Note 8).

   Certain directors have an ownership interest in several hotels managed by the Company. As of December 31, 2000, the Company is owed approximately $5,254 for management fees, service fees, and reimbursements from 10 hotels in which Mr. Alibhai has an ownership interest and approximately $2,538 for management fees for two hotels in which Mr. Weiser has an ownership interest. As of December 31, 1999, the Company was owed approximately $5,930 for management fees, service fees, and reimbursements from 15 hotels in which Mr. Alibhai has an ownership interest and approximately $1,406 for management fees for two hotels in which Mr. Weiser has an ownership interest.

 Other

   In 2000, 1999 and 1998, the Company incurred lease expenses in the aggregate amount of $882, $3,150 and $455, respectively, for lease obligations to entities owned in whole or in part by Mr. Ruhfus. As a part of the Sierra transaction, these leases were sold to an entity affiliated with Mr. Ruhfus.

   In 1999 and 1998, the Company paid $88 and $598, respectively, as a consulting fee to Mr. Ruhfus.

   In addition, the Company has a service contract with the Kinetic Group, an entity affiliated with a member of the Crow Family, and senior executive officers of the Company, to provide the Company with management information services. Fees paid for the year ended December 31, 2000, 1999 and 1998 totaled $3,748, $6,134 and $5,467, respectively.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

1998 respectively. During 1999, the affiliate of Mr. Crow sold its interest in the building. In addition, the Company made rent payments totaling $153 and $81 for office space in the Company's Wichita divisional office to an entity affiliated with Mr. Ruhfus, in 1999 and 1998, respectively.

   The Company has made insurance premium payments to Wynright Insurance ("Wynright"), an entity owned by Crow Family Members and senior executive officers of the Company, with respect to certain insurance policies maintained for the benefit of the Company. Such payments totaled $730 in 1998. No such payments were made in 1999 or 2000.

   In July 2000, the Company amended its management agreement for the Wyndham Anatole hotel. In consideration for the amendment, the Company paid $67,000 to the Crow Family members, the owners of the hotel, to include among other things, the extension of the term for an additional 20 years. In partial consideration for the amended management agreement, the Company has also agreed to contribute $4,000 to convert a portion of the Verandah Club to a Golden Door City Spa and make a new loan in the principal amount of $10,000 to be applied to the costs of expanding a certain ballroom. The loan shall bear interest at a rate of 12% per annum and will mature upon the expiration or termination of the amended management agreement. In addition, the Company has extended the term of an existing $10,000 loan to the expiration or termination of the amended management agreement.

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

   As of December 31, 1999, the Patriot Partnership and the Wyndham Partnership had 1,169,966 OP Units that were held by minority partners, which represent the minority interest in the operating partnerships.

   During 2000, 30,719 OP units in the Patriot Partnership and Wyndham Partnership were redeemed for cash of $64. As of December 31, 2000, the Patriot Partnership and Wyndham Partnership had 1,139,247 OP Units that were held by minority partners, which represent the minority interest in the operating partnerships.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


11.  Shareholders' Equity:

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

   Effective June 30, 1999, Wyndham completed a $1 billion equity investment with a group of investors. Pursuant to the terms of this investment, Wyndham issued 9.55 million shares of series B preferred stock in exchange for gross proceeds of $955,000. On July 1, 1999, the remaining $45,000 was funded through the transfer of one of the investor's loan receivable from PAH Realty Company, LLC which is secured by a mortgage on the Battery March Hotel, to Wyndham for the purchase of 450,000 shares of series B preferred stock. Wyndham incurred approximately $77,571 in costs attributable to the equity investment. This series B preferred stock has the following terms, among others:

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

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

   As noted above, for a period of 170 days following the completion of the investment, Wyndham may redeem up to $300 million of the series B preferred stock at a redemption price of $102.00 per share (102% of the stated amount) plus all accrued dividends. In the fall of 1999, Wyndham issued to the holders of its class A common stock rights and holders of OP units in the Operating Partnerships to subscribe for up to $300 million of series A preferred stock, with the proceeds from the offering to be used to redeem a portion of the series B preferred stock. The rights offering was completed December 13, 1999 with the issuance by Wyndham of 55,992 shares of series A preferred stock in exchange for gross proceeds of $5,599. Wyndham incurred approximately $1,151 in costs attributable to the issuance of this stock. Wyndham used these proceeds to redeem 55,992 shares of series B preferred stock at a redemption price of $102.00 per share and accrued dividends of $2.0583 per share, or an aggregate of $5,826 in cash. The series A preferred stock generally has the same economic terms as the series B preferred stock but has no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

 Dividends and Stock Splits

   On December 31, 2000, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partly in cash and partly in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 1,046 shares of series A preferred stock and 191,404 shares of series B preferred stock.

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

   On December 22, 1998, Patriot declared a stock dividend of $0.44 cents per share of share common stock for the fourth quarter of 1998. The dividend was paid on January 25, 1999 to stockholders of record on December 30, 1998. Each stockholder received the option to receive the dividend in the form of additional paired shares or shares of Series B Cumulative Perpetual Preferred Stock, par value $.01 per share, of Patriot. Pursuant to the merger of a wholly-owned subsidiary of Old Wyndham with Patriot on June 30, 1999, each outstanding share of Patriot series B preferred stock was converted into $25 per share and $1.61 of accrued dividends, or an aggregate of $14,862 in cash.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


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

   On May 26, 2000, the stockholders approved an amendment to the 1997 Incentive Plan, as amended and restated as of June 29, 1999 (the "Plan"). The amendment increases the number of shares available for grant under the Plan to an amount equal to 7.5% of the shares of class A common stock on a fully diluted basis. Under the Plan, "fully diluted basis" means the assumed conversion of all outstanding shares of series A and B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in the Patriot Partnership and the Wyndham Partnership that are subject to redemption.

 Stock Grant Awards

   During 1997, pursuant to the Incentive Plans, the Board of Directors awarded 547,867 paired shares of common stock to certain officers of Patriot and Old Wyndham. In 1999, 121,053 shares were awarded to an officer of the Company. The Company recorded a total of $611 and $12,897 (the aggregate value of the common stock based on the market price at the date of the award) as unearned stock compensation in 1999 and 1997, respectively, which is being amortized over the vesting periods of one to five years. For 2000, 1999 and 1998, amortization of stock compensation related to stock grants of $255, $5,850, and $7,622 respectively, is included in general and administrative expense in the accompanying consolidated financial statements.

   During 2000, 1999 and 1998, pursuant to the 1997 Incentive Plans, the Board of Directors awarded 200,000, 1,036,332 and 331,755 restricted awards, respectively, to certain officers of the Company. The Company has recorded $1,158, $10,004 and $1,613 in 2000, 1999 and 1998, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements.

   Upon the consummation of the $1 billion equity investment, certain of the stock grants and restricted awards issued under the incentive stock programs fully vested. The deferred compensation expense of $6,987 was fully recognized in general and administrative expense in 1999, as a result of the accelerated vesting of these certain awards.

 Stock Option Awards

   As of December 31, 2000, pursuant to the incentive plans, the Company has authorized the grant of options for up to 20,115,631 shares with exercise prices of $1.625 to $30.40 per share. As of December 31, 2000, 7,260,242 were exercisable; no options were exercised during 2000. As of December 31, 1999, 2,928,904 options were exercisable; no options were exercised during 1999. During 1998, a total of 1,299,250 shares were issued pursuant to exercise of options (at exercises prices ranging from $11.18 to 17.82) resulting in net proceeds of $15,274.

   SFAS No. 123 "Accounting for Stock-Based Compensation"

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its compensatory employee

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.20%, 5.78%, and 5.31%; dividend yields of 0%, 0%, and 6%,; volatility factors of the expected market price of the Company's common stock of 0.577, 0.596, and 0.735 and a weighted average expected life of the options of 4 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options that have vesting periods and are non-transferable.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                               2000        1999        1998
                                             ---------  -----------  ---------
   Basic
   Pro forma net loss attributable to
    common shareholders....................  $(434,641) $(1,146,361) $(185,566)
   Pro forma earnings per share:...........  $   (2.60) $     (7.11) $   (1.35)
   Diluted
   Pro forma net (loss) income available to
    common shareholders....................  $(434,641) $(1,166,311) $(352,807)
   Pro forma earnings per share:...........  $   (2.60) $     (7.23) $   (2.56)

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                               2000              1999              1998
                         ----------------- ----------------- -----------------
                                  Weighted          Weighted          Weighted
                                  Average           Average           Average
                         Options  Exercise Options  Exercise Options  Exercise
                         (000's)   Price   (000's)   Price   (000's)   Price
                         -------  -------- -------  -------- -------  --------
Outstanding, beginning
 of year................ $14,410   $6.57    7,717    $19.28   6,241    $20.82
Granted.................   8,491    1.98   11,450      4.69   3,997     17.50
Exercised...............     --      --       --        --     (578)    11.38
Forfeited...............  (2,785)   4.37   (4,757)    22.04  (1,943)    23.48
                         -------   -----   ------    ------  ------    ------
Outstanding, end of
 year...................  20,116    4.92   14,410      6.57   7,717     19.28
                         =======           ======            ======
Exercisable at end of
 year...................   7,260    8.23    3,996    $10.77   3,746    $10.75
Weighted average fair
 value of options
 granted during year....           $ --              $ 0.95            $ 7.70

   Exercise prices for options outstanding as of December 31, 2000 ranged from $1.625 to $30.40. The weighted average remaining contractual life of those options was 7.4 years. Exercise prices for options outstanding as of December 31, 1999 ranged from $2.6875 to $30.40. The weighted average remaining contractual life of those options was 8.5 years. Exercise prices for options outstanding as of December 31, 1998 ranged from $7.55 to $33.58. The weighted average remaining contractual life of those options was eight years.

12. Income Taxes:

   The income tax provision of Wyndham for the year ended December 31, 2000, 1999 and 1998, respectively, consists of the following:

                                                    2000       1999      1998
                                                  ---------  --------  --------
   Current:
     Federal..................................... $   3,405  $ 15,500  $ 25,272
     State.......................................    13,383     3,475     4,948
                                                  ---------  --------  --------
   Total current.................................    16,788    18,975    30,220
                                                  ---------  --------  --------
   Deferred:
     Federal.....................................  (197,579)  546,983   (11,982)
     State.......................................   (25,121)   (1,447)   (1,535)
                                                  ---------  --------  --------
   Total deferred................................  (222,700)  545,536   (13,517)
                                                  ---------  --------  --------
       Total income tax (benefit) provision...... $(205,912)  564,511  $ 16,703
                                                  =========  ========  ========

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

                                                  2000       1999       1998
                                                ---------  ---------  --------
   Tax at statutory rate....................... $(183,054) $(171,967) $(50,661)
   State income taxes..........................   (11,738)     2,028     3,413
   Valuation allowance.........................    (8,109)     7,625    17,866
   Assets held for sale........................       --         --      7,573
   Goodwill....................................     3,700     34,387     5,330
   Lease buyout costs..........................       --         --     20,033
   REIT income not taxed.......................       --         --     22,835
   One time charge C-Corp conversion...........       --     675,000       --
   Minority interest and other.................    (6,711)    17,438    (9,686)
                                                ---------  ---------  --------
       Total income tax expense................ $(205,912) $ 564,511  $ 16,703
                                                =========  =========  ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On January 1, 1999, Patriot, previously a REIT (non-taxable entity), converted to a C corporation and is now a subsidiary of Wyndham. Upon the conversion of the REIT to a C corporation, Wyndham recognized a deferred tax liability of $675,000 that was recognized in continuing operations as a tax provision. Significant components of Wyndham's deferred tax assets and liabilities for the year ended December 31, 2000 and 1999, respectively are as follows:

                                                            2000       1999
                                                          ---------  ---------
   Deferred tax assets:
     Net operating losses................................ $  84,530  $  67,292
     Disposition of assets...............................     2,687      1,641
     Other non-current assets............................    21,879     31,224
                                                          ---------  ---------
       Total deferred tax assets.........................   109,096    100,157
     Valuation allowance.................................   (17,382)   (25,491)
                                                          ---------  ---------
         Net deferred asset..............................    91,714     74,666
                                                          =========  =========
   Deferred tax liabilities:
     Depreciation........................................  (467,690)  (662,482)
     Management contracts and trade names................   (48,578)   (65,277)
     Other non-current liabilities.......................    (5,476)    (3,071)
                                                          ---------  ---------
       Total deferred tax liabilities....................  (521,744)  (730,830)
                                                          ---------  ---------
         Net deferred income tax liability............... $(430,030) $(656,164)
                                                          =========  =========

   As of December 31, 2000, Wyndham and certain affiliated subsidiaries have net operating loss carry forwards for federal income tax purposes of approximately $237,646 which are available to offset future taxable income, if any, through 2020.

13. Employee Benefit Plans:

   The Company sponsors 401(k) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The Company matches 50% of employee

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

contributions up to 4% of an employee's salary. The aggregate expense under the plans totaled $733, $506 and $511 for 2000, 1999 and 1998 respectively.

   The Company maintains a self-insured group health plan through a Voluntary Employee Benefit Association referred to hereinafter as VEBA. The plan is funded to the limits provided by the Internal Revenue Service, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts that limit exposure to the Company. The Company has recognized expense related to the plan of $3,206, $2,415 and $2,313 for 2000, 1999 and 1998, respectively.

14. Fair Value of Financial Instruments:

   Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2000. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   Management estimates the fair value of (i) accounts receivable, accounts payable and accrued expenses approximate carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the Revolving Credit Facility, Term Loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market The Company estimates the fair value of its fixed rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2000 was approximately $405,845.

   The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized loss on the interest rate swaps was approximately $24,477 at December 31, 2000, and the fair value of the interest rate caps approximated $10,232.

15. Segment Reporting:

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

 Description of reportable segments

   The Company has seven reportable segments: Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Summerfield Suites by Wyndham(TM), Wyndham Gardens(R), other proprietary branded hotel properties, non-

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

proprietary branded hotel properties and other. Prior years' reportable segments have been restated to conform to current year presentation.

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

  . Other proprietary branded hotel properties include Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition. As of December 31, 2000, the Company has sold its interests in Sierra Suites, Clubhouse, and the hotels acquired in the Arcadian acquisition and the Malmaison properties.

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

                            Wyndham   Wyndham           Summerfield    Other        Non
 Year ended December 31,    Hotel &    Luxury  Wyndham   Suites by  proprietary proprietary
          2000              Resorts   Resorts  Gardens    Wyndham     branded     branded    Other(1)      Total
-------------------------  ---------- -------- -------- ----------- ----------- ----------- -----------  ----------
Total revenue............  $1,128,073 $103,654 $ 84,730  $142,442     $41,197   $  921,507  $    76,992  $2,498,595
Operating income (loss)..     293,380   26,907   15,689    29,519      11,955      248,036   (1,150,991)   (525,505)
Segment assets...........   2,644,924  247,766  138,017   252,844      14,371    1,855,913      913,064   6,066,899
Capital additions........      77,885    4,247   34,032     4,117       1,719       36,203       27,670     185,873

--------
(1) Operating income (loss) for 2000 includes $486,658 of impairment charges related to certain assets.

                            Wyndham   Wyndham           Summerfield    Other        Non
       Year ended           Hotel &    Luxury  Wyndham   Suites by  proprietary proprietary
    December 31, 1999       Resorts   Resorts  Gardens    Wyndham     branded     branded    Other(1)      Total
-------------------------  ---------- -------- -------- ----------- ----------- ----------- -----------  ----------
Total revenue............  $  992,353 $ 97,422 $ 92,776  $132,772    $101,796   $  991,927  $    86,289  $2,495,335
Operating income (loss)..     244,435   22,050   23,044    26,785      27,680      240,028   (1,067,611)   (483,589)
Segment assets...........   2,608,066  249,193  243,815   260,131     193,216    2,301,811    1,147,258   7,003,490
Capital additions........      72,675    8,782   10,764    20,270      18,779       56,550       46,896     234,716

--------
(2) Operating income (loss) for 1999 includes $285,267 of restructuring charges and $70,912 of impairment loss on assets held for sale.

                            Wyndham   Wyndham           Summerfield    Other        Non
       Year ended           Hotel &    Luxury  Wyndham   Suites by  proprietary proprietary
    December 31, 1998       Resorts   Resorts  Gardens    Wyndham     branded     branded    Other(1)     Total
-------------------------  ---------- -------- -------- ----------- ----------- ----------- ----------  ----------
Total revenue............  $  663,824 $ 84,372 $178,000  $ 71,413    $ 83,919   $  761,154  $  213,659  $2,056,341
Operating income (loss)..     162,560   18,581   48,931    14,586      26,596      183,703    (576,963)   (122,006)
Segment assets...........   1,791,261  249,677  320,530   242,590     300,597    2,906,527   1,604,488   7,415,670
Capital additions........     901,392   19,411  259,110   201,304     299,757    1,930,121      16,264   3,627,359

--------
(3) Operating income (loss) for 1998 includes unusual items related to the treasury rate lock settlement of $49,334 and the cost of reacquiring leaseholds of $64,407.

   The following table represents revenue and long-lived asset information by geographic area for the years ended December 31, 2000, 1999 and 1998. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties. The hotel properties in Europe were acquired on April 6, 1998 with the Arcadian acquisition. Prior to this date, all of the Company's business was attributed to hotel properties located in the United States and its territories.

     2000                                      United States  Europe    Total
     ----                                      ------------- -------- ----------
     Revenues.................................  $2,468,253   $ 30,342 $2,498,595
     Segment assets...........................   5,996,427     70,472  6,066,899

     1999                                      United States  Europe    Total
     ----                                      ------------- -------- ----------
     Revenues.................................  $2,419,228   $ 76,107 $2,495,335
     Segment assets...........................   6,778,228    225,262  7,003,490

     1998                                      United States  Europe    Total
     ----                                      ------------- -------- ----------
     Revenues.................................  $2,034,949   $ 21,392 $2,056,341
     Segment assets...........................   7,157,617    258,053  7,415,670

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

16.  Supplemental Cash Flow Disclosure:

   In connection with the Cal Jockey Merger, the acquisition of management companies, hotel properties and other operations assets, the Company issued common stock, preferred stock, options and OP units in exchange for net assets of $1,698,542.

   In connection with the reorganization of the Company, the distribution of approximately 92% of the shares of Interstate Hotel Corporation in the form of a dividend to shareholders, the issuance of preferred stock dividends, and acquisition of hotel properties and other assets, the Company had net non-cash financing and investing activities of $99,338.

   During 2000, the Company acquired the remaining interest in a partnership for $20,626 in cash. As a result, the Company now consolidates this entity in the financial statements and recorded increases in mortgage debt of $38,910 and assumed a capital lease obligation of $15,125 related to the rental of building space of the property. Additionally during 2000, the Company incurred capital lease obligations related to equipment of $9,659.

   During 2000, the Company issued a stock dividend of 742,746 shares of series A and series B preferred stock with a value of $74,275.

   Effective March 31, 2000, in connection with the Sierra transaction, the Company sold one owned and three leased properties, 17 franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites for net cash proceeds of $23,045 and relieved $29,770 of future obligations.

   On July 12, 2000, the Company sold an investment included in unconsolidated subsidiaries with a net book value of $7,225 for $4,319, which was paid in the form of a note receivable that is due March 31, 2001.

17. Quarterly Financial Information (unaudited):

                                              Three Months Ended
                                  ---------------------------------------------
                                  March 31   June 30   September 30 December 31
                                  --------  ---------  ------------ -----------
2000
  Total revenue.................. $653,626  $ 662,995   $ 574,466    $ 607,508
  Income (loss) before
   extraordinary item (1), (2),
   (3)........................... $ 11,597  $ (46,517)  $(119,339)   $(170,412)
  Net income (loss).............. $ 11,597  $ (46,517)  $(119,339)   $(170,412)
  Net loss per share:
    Basic........................ $  (0.08) $   (0.43)  $   (0.87)   $   (1.18)
    Diluted...................... $  (0.08) $   (0.43)  $   (0.87)   $   (1.18)
1999
  Total revenue (4).............. $671,075  $ 651,153   $ 579,281    $ 593,826
  Income (loss) before
   extraordinary item (5), (6)... $    572  $(867,392)  $ (44,565)   $(150,746)
  Net income (loss).............. $    572  $(877,230)  $ (44,565)   $(150,746)
  Net loss per share:
    Basic........................ $  (0.05) $   (5.71)  $   (0.41)   $   (1.05)
    Diluted...................... $  (0.13) $   (5.76)  $   (0.41)   $   (1.05)

--------
(1) Loss before extraordinary item for the second quarter of 2000 includes an impairment loss on assets held for sale of $77,300.
(2) Loss before extraordinary item for the third quarter includes an impairment loss on assets held for sale of $134,016.
(3) Loss before extraordinary item for the fourth quarter includes an impairment loss of $ 275,342.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

(4) The first quarter of 1999 as reported reflected $2,775 of gains on the sale of assets, which were reclassified from revenue, and netted against expense for financial statement presentation during the second quarter of 1999.
(5) (Loss) income before extraordinary item for the second quarter of 1999 includes a restructuring charge of $185,382 and income tax provision includes a reorganization charge of $675,000.
(6) (Loss) income before extraordinary item for the fourth quarter of 1999 includes the following:
    A restructuring charge of $95,979.
    Impairment in value of assets held for sale of $70,912.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

Board of Directors and Shareholders
Wyndham International, Inc.

   Our audits of the consolidated financial statements referred in our report dated February 5, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 5, 2001

                          WYNDHAM INTERNATIONAL, INC.

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

                            As of December 31, 2000

                                                      Costs Capitalized
                                                          Subsequent        Gross Amounts at Which Carried
                                   Initial Cost         to Acquisition          at Close of Period (a)
                               --------------------- --------------------- --------------------------------
                                        Buildings and                              Buildings and
  Description     Encumbrances   Land   Improvements  Land    Improvements   Land   Improvements   Total
  -----------     ------------ -------- ------------ -------  ------------ -------- ------------ ----------
El Conquistador
Fajardo, Puerto
Rico               $  115,113  $ 20,256  $  190,607  $   --     $ 10,807   $ 20,256  $  201,414  $  221,670

All other assets
held for use,
each less than
5% of the total       710,318   288,487   2,621,930    9,446     164,565    297,933   2,786,495   3,084,428

Assets Held for
Sale, each less
than 5% of the
total                 505,836   115,329   1,381,944     (728)     65,573    114,601   1,447,517   1,562,118
                   ----------  --------  ----------  -------    --------   --------  ----------  ----------
                   $1,331,267  $424,072  $4,194,481   $8,718    $240,945   $432,790  $4,435,426  $4,868,216
                   ==========  ========  ==========  =======    ========   ========  ==========  ==========

                         Accumulated            Year          Date of
  Description          Depreciation (c)         Built       Acquisition
  -----------          ----------------      ----------    -------------
El Conquistador
Fajardo, Puerto
Rico                      $  (17,393)             1993            1998

All other assets
held for use,
each less than
5% of the total             (242,318)       1800s-1999       1995-2000

Assets Held for
Sale, each less
than 5% of the
total                       (117,634)        1906-1998       1995-1998
                           ---------
                           $(377,945)
                           =========




                           WYNDHAM INTERNATIONAL INC.

                             NOTES TO SCHEDULE III
                                 (in thousands)

                                         Year Ended   Year Ended   Year Ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
(a)Reconciliation of Real Estate
  Balance at beginning of period.......  $5,106,723   4,995,837    1,863,568
  Additions during period:
    Acquisitions.......................      38,715     267,975    2,967,790
    Improvements.......................      40,473     166,574      164,479
  Deductions during period
    Sale of properties.................    (317,695)   (269,493)         --
    Basis Adjustments..................         --      (54,170)         --
                                         ----------   ---------    ---------
    Balance at end of period...........  $4,868,216   5,106,723    4,995,837
                                         ==========   =========    =========
(b)Reconciliation of Accumulated
 Depreciation:
    Balance at beginning of period.....  $  273,272     132,809       41,041
  Additions during period
    Depreciation for the period........     122,949     151,184       91,768
  Deductions during period
    Sale of properties.................     (18,276)    (10,721)         --
                                         ----------   ---------    ---------
  Balance at the end of period.........  $  377,945     273,272      132,809
                                         ==========   =========    =========

(c) Depreciation is computed on buildings and improvements based upon a useful life of 35 to 40 years for assets held for use

(d) The company has established a reserve for impairment of $381,609

(e) The company has established a reserve for impairment of $91,584