Form 10-K405/A
period 2000-12-31
WYNDHAM INTERNATIONAL INC
filed 2001-04-30
CIK 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The undersigned registrant hereby amends and restates the information required by Items 10, 11, 12 and 13 of Part III of the previously filed Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

General

   The Board of Directors currently consists of nineteen directors, who are divided into the following classes: (i) the Class A Directors, consisting of eight directors, (ii) the Class B Directors, consisting of eight directors, and (iii) the Class C Directors, consisting of three directors. Each of these classes of directors is further divided into three classes by term of office. The Class A Directors consist of three Class A-I Directors, two Class A-II Directors and three Class A-III Directors. The Class B Directors consist of two Class B-I Directors, three Class B-II Directors and three Class B-III Directors. The Class C Directors consist of one Class C-I Director, one Class C-II Director and one Class C-III Director. The terms of the current Class A-I, Class B-I and Class C-I Directors will expire at the 2003 annual meeting of stockholders. The terms of the current Class A-II, Class B-II and Class C-II Directors expire at the 2001 annual meeting of stockholders, and the terms of the current Class A-III, Class B-III and Class C-III Directors will expire at the 2002 annual meeting. At the 2001 annual meeting of stockholders, the directors who are elected to succeed the current Class A-II, Class B-II and Class C-II Directors will be elected for a two-year term. At each annual meeting beginning in 2002, successors to the directors whose terms expire at that annual meeting will be elected for a one-year term.

Directors

   The Board of Directors of Wyndham consists of the following individuals as of April 30, 2001:

 Class A Directors

   Karim Alibhai has served as a director of Wyndham since October 1997. Mr. Alibhai served as the President and Chief Operating Officer of Wyndham until his resignation on June 30, 1999. Prior to joining Wyndham in October 1997, Mr. Alibhai was the President and Chief Executive Officer of the Gencom Group, an affiliated group of companies that acquired, developed, renovated, leased and managed hotel properties in the United States and Canada through Gencom American Hospitality. Mr. Alibhai holds a B.A. from Rice University.
Mr. Alibhai is 37 years old. Mr. Alibhai is a Class A-III director whose term expires in 2002.

   Leonard Boxer has served as a director of Wyndham since July 1997. He served as a director of Patriot and its predecessor from September 1995 to July 1997. He has been a partner and chairman of the real estate department of the law firm of Stroock & Stroock & Lavan in New York, New York since 1987. Previously, he was a founder and managing partner and head of the real estate department of Olnick Boxer Blumberg Lane & Troy, a real estate law firm in New York. Mr. Boxer is a member of the Board of Trustees of New York University Law School. He is a member of the New York Regional Cabinet of the United States Holocaust Memorial Museum. Mr. Boxer holds a B.A. and an L.L.B. from New York University. Mr. Boxer is 62 years old. Mr. Boxer is a Class A-I director whose term expires in 2003.

   James D. Carreker has served as director of Wyndham since January 1998. He served as the Chairman of the Board of Directors of Wyndham from January 1998 to October 2000, and he served as Chief Executive Officer of Wyndham from January 1998 to March 2000. He served as a director of Patriot American Hospitality, Inc., a Delaware corporation ("Patriot"), from January 1998 to June 1999, and served as the Chief Executive Officer of Patriot from February 1999 to June 2000. Prior to the merger of Wyndham Hotel Corporation with the Company and Patriot in January 1998, Mr. Carreker had served as Chairman of the Board, Chief Executive Officer and President of Wyndham Hotel Corporation from May 1988 to January 1998 and as a director of Wyndham Hotel Corporation from February 1996 to January 1998. He also served as Chief Executive Officer of Trammell Crow Company, a national real estate company, from August 1994 to December 1995. Prior to 1988, Mr. Carreker served as President of Burdine's, the Miami based division of Federated Department Stores.

Mr. Carreker also serves as a director of Crow Family Holdings, Carreker Corporation, a computer service company that completed its initial public offering in May 1998, Outrigger Hotels and Resorts and Pier 1 stores, effective June 28, 2001. Mr. Carreker holds a B.S. and a Master of Business Administration from Oklahoma State University. Mr. Carreker is 53 years old. Mr. Carreker is a Class A-II director whose term expires in 2001.

   Milton Fine became a director of Wyndham in June 1998. Mr. Fine co-founded Interstate Hotels Corporation in 1961 and was Chairman of the Board prior to Wyndham's acquisition of Interstate Hotels Corporation in June 1998. Mr. Fine also served as the Chief Executive Officer of Interstate Hotels Corporation through March 1996. Mr. Fine is a member of the Advisory Board of Greenwich Street Capital Partners, Inc. Mr. Fine is a life trustee of the Carnegie Institute and Chairman of the Board of the Carnegie Museum of Art. He is a member of the Board of Directors of the Andy Warhol Museum in Pittsburgh, Pennsylvania. Mr. Fine is a member of the Board of Directors of the Norton Museum of Art in Palm Beach, Florida. Mr. Fine is a magna cum laude graduate and also holds a J.D. from the University of Pittsburgh. Mr. Fine is 74 years old. Mr. Fine is a Class A-III director whose term expires in 2002.

   Susan T. Groenteman has served as a director of Wyndham since January 1998. Ms. Groenteman served as a director of Wyndham Hotel Corporation, a subsidiary of Wyndham, from April 1996 to January 1998. Ms. Groenteman is a member of the Board of Directors and Chief Operating Officer of Crow Family Holdings, an investment company managing investments in a variety of real estate related businesses, along with other industries, a position she has held since 1988. In any given year within the past five years, Ms. Groenteman has served as an executive officer or director in over 1,000 partnerships (or affiliates of partnerships) or corporations. In the past five years, Ms. Groenteman has served as an executive officer or director of approximately six partnerships or corporations, or for affiliates of such entities, that filed for protection under federal bankruptcy laws. In addition, in the past five years, Ms. Groenteman served as an executive officer or director in approximately 15 partnerships or corporations, or affiliates of such partnerships or corporations, that were placed in receivership. Ms. Groenteman holds a Bachelor of Business Administration from the University of Texas at Arlington. Ms. Groenteman is 47 years old. Ms. Groenteman is a Class A-III director whose term expires in 2002.

   Fred J. Kleisner is the Chairman of the Board and Chief Executive Officer of Wyndham. He has served as Chairman of the Board of Wyndham since October 13, 2000 and as Chief Executive Officer of Wyndham since March 27, 2000. From July 1999 to October 2000, Mr. Kleisner served as Wyndham's President. From July 1999 to March 2000, Mr. Kleisner also served as the Company's Chief Operating Officer. From January 1998 to July 1999, he was President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he was President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Corporation, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 56 years old. Mr. Kleisner is a Class A-I director whose term expires in 2003.

   Rolf E. Ruhfus has served as a director of Wyndham since June 1998. Mr. Ruhfus currently serves as Chairman of the Board of Directors and Chief Executive Officer of LodgeWorks Corporation and Ruhfus Hotel Corporation. He previously served as Chairman of the Board of Directors and Chief Executive Officer of Summerfield Hotel Corporation from 1987 through June 1998 when Summerfield was acquired by Wyndham. Prior to founding Summerfield, Mr. Ruhfus served as President of Residence Inn Corporation. Mr. Ruhfus holds a B.A. from Western Michigan University, an M.B.A. from the Wharton School of Business and a Ph.D. in Marketing from the University of Munster, Germany. Mr. Ruhfus is 56 years old. Mr. Ruhfus is a Class A-I director whose term expires in 2003.

   Sherwood M. Weiser has served as a director of Wyndham since October 1997. Currently, Mr. Weiser is the Chairman and Chief Executive Officer of Carnival Resorts & Casinos, a hotel and gaming management and development firm. In 1970, Mr. Weiser founded The Continental Companies. Carnival Resorts & Casinos was a successor to The Continental Companies. In June 1998, Wyndham acquired the hospitality-related businesses of CHCI, the parent corporation of Carnival Resorts & Casinos. Mr. Weiser is a director of Carnival Corporation, Mellon United National Bank, a subsidiary of Mellon Bank, and Interstate Hotels Corporation. He is a graduate of the Ohio State University School of Business and holds a J.D. from the Case Western Reserve University School of Law. Mr. Weiser is 70 years old. Mr. Weiser is a Class A-II director whose term expires in 2001.

 Class B Directors

   Leon D. Black became a director of Wyndham in June 1999. Mr. Black is one of the founding principals of (1) Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds; (2) Apollo Real Estate Advisors, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds, private real estate investment funds; and (3) Lion Advisors, L.P., a financial advisor to, and representative of, institutional investors with respect to securities investments. Mr. Black is also a director of Allied Waste Industries, Inc., Samsonite Corporation, Sequa Industries, Inc., United Rentals, Inc. and Vail Resorts, Inc. He also serves as a trustee of The Museum of Modern Art, Mount Sinai-NYU Medical Center, Lincoln Center for the Performing Arts, the Metropolitan Museum of Art and Vail Valley Foundation. Mr. Black holds an M.B.A. from Harvard University and a B.A. from Dartmouth College. Mr. Black is 49 years old. Mr. Black is a Class B-II director whose term expires in 2001.

   Thomas H. Lee became a director of Wyndham in June 1999. Mr. Lee founded Thomas H. Lee Company in 1974 and since that time has served as its President. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild & Co. in New York. Mr. Lee serves or has served as a director of numerous public and private corporations, including Finlay Enterprises, Inc., General Nutrition Companies, Inc., Playtex Products, Inc., Safelite Glass Corp., Snapple Beverage Corp. and Vail Resorts, Inc. In addition, Mr. Lee serves as a trustee or overseer of a number of civic and charitable organizations including, in Boston, Beth Israel Deaconess Medical Center, Brandeis University, Harvard University and the Museum of Fine Arts, as well as in New York City, Lincoln Center for the Performing Arts, Mount Sinai-NYU Medical Center and the Whitney Museum of American Art. Mr. Lee is a 1965 graduate of Harvard College. Mr. Lee is 57 years old. Mr. Lee is a Class B-III director whose term expires in 2002.

   Alan M. Leventhal became a director of Wyndham in June 1999. Mr. Leventhal is co-founder of Beacon Capital Partners and serves as its Chairman and Chief Executive Officer. Prior to founding Beacon Capital Partners, Mr. Leventhal served as President and Chief Executive Officer of Beacon Properties Corporation, a publicly traded real estate investment trust. Mr. Leventhal received his Bachelor's degree in Economics from Northwestern University in 1974 and his Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College in 1976. Mr. Leventhal is a member of the Board of Overseers of Beth Israel Deaconess Medical Center. Mr. Leventhal has lectured at the Amos Tuck School of Business Administration at Dartmouth College and the Massachusetts Institute of Technology Center for Real Estate. Mr. Leventhal has been awarded the Realty Stock Review's "Outstanding CEO Award" for 1996, 1997 and 1998, and the Commercial Property News' "Office Property Executive of the Year" for 1996. Mr. Leventhal is 48 years old. Mr. Leventhal is a Class B-III director whose term expires in 2002.

   William L. Mack became a director of Wyndham in June 1999. Mr. Mack is a founding principal and managing partner of Apollo Real Estate Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds, private real estate investment funds. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, a privately held real estate company which was merged with the Cali Realty Corporation (now Mack-Cali Realty Corporation) of which Mr. Mack has served as a director since 1997. Mr. Mack is also a director of The Bear Stearns Companies, Inc. and

Vail Resorts, Inc. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University. Mr. Mack is 61 years old. Mr. Mack is a Class B-III director whose term expires in 2002.

   Lee S. Neibart became a director of Wyndham in June 1999. Mr. Neibart has been a principal since 1993 of Apollo Real Estate Advisors, L.P., which together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds, private real estate investment funds. From 1979 to 1993, he was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development and management firm, with which he was associated for over 14 years. Mr. Neibart is a director of Atlantic Gulf Communities Corp., Koger Equity, Inc., Meadowbrook Golf Group, Inc., Metropolis Realty Trust, NextHealth, Inc. and Roland International Corporation. Mr. Neibart received a B.A. from the University of Wisconsin and an M.B.A. from New York University. Mr. Neibart is 50 years old. Mr. Neibart is a Class B-II director whose term expires in 2001.

   Marc J. Rowan became a director of Wyndham in June 1999. Mr. Rowan is one of the founding principals of (1) Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds; and (2) Lion Advisors, L.P., a financial advisor to, and representative of, institutional investors with respect to securities investments. Mr. Rowan is also a director of Samsonite Corporation, Vail Resorts, Inc., National Financial Partners Corporation, NRT Incorporated, Quality Distribution Inc. and Rare Medium Group, Inc. Mr. Rowan is also active in charitable activities and is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the board of directors of National Jewish Outreach Program and the Undergraduate Executive Board of The Wharton School of Business. Mr. Rowan is 39 years old. Mr. Rowan is a Class B-I director whose term expires in 2003.

   Scott A. Schoen became a director of Wyndham in June 1999. Mr. Schoen, a Managing Director at Thomas H. Lee Company, joined the firm in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. He is a member of the New York Bar. Mr. Schoen is or has been a director of First Alert, Inc., LaSalle Re Holdings Ltd., Rayovac Corporation, Signature Brands, Inc., Syratech Corporation, TransWestern Publishing, United Industries and a number of private companies. Mr. Schoen is also a director of United Way of Massachusetts Bay. Mr. Schoen is 42 years old. Mr. Schoen is a Class B-II director whose term expires in 2001.

   Scott M. Sperling became a director of Wyndham in June 1999. Mr. Sperling is a Principal Managing Director at Thomas H. Lee Partners, L.P. In this capacity, he is a director of Fisher Scientific International, Inc., GenTek Inc., CTC Communications, Inc. and a number of private companies. During the ten years prior to joining Thomas H. Lee Company, Mr. Sperling was Managing Partner of the Aeneas Group, the private capital affiliate of the Harvard Management Company, Inc. Prior to 1984, Mr. Sperling was a Senior Consultant with the Boston Consulting Group, Inc. focusing on business and corporate strategies. He holds an M.B.A. degree from Harvard University and a B.S. from Purdue University. Mr. Sperling is 43 years old. Mr. Sperling is a Class B-I director whose term expires in 2003.

 Class C Directors

   Norman Brownstein became a director of Wyndham in June 1999. Mr. Brownstein serves as Chairman of the Board of the law firm Brownstein Hyatt & Farber, P.C. Mr. Brownstein is nationally recognized for his extensive experience in real estate law and commercial transactions. Mr. Brownstein is a member of the American College of Real Estate Lawyers and the American, Colorado, and Denver Bar Associations and numerous other professional organizations. Mr. Brownstein is a Presidential appointee to the U.S. Holocaust Memorial Council and is a member of the Board of Directors of Global Crossing, Ltd. and Asia Global Crossing Ltd. Mr. Brownstein also serves as a director of the National Jewish Center for Immunology and Respiratory Medicine, a Trustee of the Simon Wiesenthal Center and a Vice President of the American Israel Public Affairs Committee. Mr. Brownstein received a B.S. and a J.D. from the University of Colorado at Boulder. Mr. Brownstein is 57 years old. Mr. Brownstein is a Class C-II director whose term expires in 2001.

   Stephen T. Clark became a director of Wyndham in June 1999. Since 1995, Mr. Clark has been President of Cypress Realty, Inc., a real estate investment company based in Austin, Texas and serves as a director of Beacon Capital Partners, Inc. Previously, Mr. Clark served as Managing Director of Harvard Private Capital Group where he directed the group responsible for real estate investment and management activities. Prior to joining Harvard Private Capital Group, Mr. Clark was a partner in Clark-Pilgrim Limited Partnership and in Trammell Crow Company where he was in charge of office and industrial activities in Philadelphia and Delaware. He received a Masters in Business Administration degree from Harvard Business School and received his undergraduate degree from Duke University. Mr. Clark serves as Chairman of the Board of Abacoa Development Company and Cypress Senior Living, Inc. Mr. Clark is 45 years old. Mr. Clark is a Class C-III director whose term expires in 2002.

   Paul Fribourg became a director of Wyndham in June 1999. Mr. Fribourg has served as Chief Executive Officer of ContiGroup Companies, Inc. (f/k/a Continental Grain Company) since July 1997. Since 1976, Mr. Fribourg has held numerous positions with Continental Grain Company including President and Chief Operating Officer from 1994 to 1997 and Executive Vice President of the Commodity Marketing Group from 1990 to 1994. Mr. Fribourg also serves on the boards of Loews Corporation, the YMCA of Greater New York, The Browning School, New York University and the America-China Society. Mr. Fribourg holds a B.A. from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg is 47 years old. Mr. Fribourg is a Class C-I director whose term expires in 2003.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires directors and officers of Wyndham, and persons who own more than 10% of the Class A Common Stock, to file with the Commission initial reports of Class A Common Stock ownership and reports of changes in such ownership. A reporting person must file a Form 3-Initial Statement of Beneficial Ownership of Securities within 10 days after such person becomes a reporting person. A reporting person must file a Form 4-Statement of Changes of Beneficial Ownership of Securities within 10 days after any month in which such person's beneficial ownership of securities changes, except for certain changes exempt from the reporting requirements of Form 4. Such exempt changes include stock options granted under a plan qualifying pursuant to Rule 16b-3 under the Exchange Act. A reporting person must file a Form 5-Annual Statement of Beneficial Ownership of Securities within 45 days after the end of the issuer's fiscal year to report any changes in ownership during such year not reported on a Form 4, including changes exempt from the reporting requirements of Form 4.

   The Commission's rules require Wyndham's reporting persons to furnish Wyndham with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to Wyndham and written representations that no other reports were required, Wyndham believes that during 2000 the reporting persons complied with all applicable Section 16(a) filing requirements on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth, as to persons who served as Chief Executive Officer of the Company during 2000 and as to each of the four other most highly compensated executive officers of the Company who were serving as executive officers as of December 31, 2000 (the "named executive officers"), information concerning all compensation paid for services to the Company in all capacities for each of the last three fiscal years.

                          Summary Compensation Table

                                                 Long-Term Compensation
                                                 ---------------------------
                         Annual Compensation(1)  Restricted      Securities
                         -----------------------    Stock        Underlying       All Other
                         Year Salary($) Bonus($)   Awards        Options(#)      Compensation
                         ---- --------- -------- -----------     -----------     ------------
Fred J. Kleisner........ 2000 $608,054  $936,000         --         901,250(2)     $ 37,820(3)
  Chairman of the Board
   and                   1999 $258,077  $750,000 $   761,250(4)   1,100,000(5)     $738,455(6)
   Chief Executive
   Officer

Theodore Teng........... 2000 $336,539  $600,000 $   400,000(7)   1,000,000(8)     $520,883(9)
  President and Chief
   Operating
   Officer

Richard A. Smith........ 2000 $287,116  $430,000         --         500,000(10)    $ 93,841(11)
  Executive Vice
   President and         1999 $ 55,385  $ 25,000         --         125,000(12)    $141,633(13)
   Chief Financial
   Officer

David W. Johnson........ 2000 $321,405  $290,000         --         355,000(14)    $128,832(15)
  Executive Vice
   President             1999 $258,154  $131,600         --         300,000(16)         --
                         1998 $200,631  $120,000         --          13,185(17)         --

Michael Grossman........ 2000 $310,154  $156,000         --         340,000(18)    $    917(19)
  Executive Vice
   President             1999 $283,200  $140,000         --         400,000(20)         --
                         1998 $255,010  $205,451         --           9,632(21)         --

James D. Carreker(22)... 2000 $620,308  $936,000         --             --         $613,519(23)
  Former Chairman of the
   Board                 1999 $316,865  $750,000 $ 2,049,997(24)  1,300,000(25)    $ 51,152(26)
   and Chief Executive
   Officer               1998 $571,036       --          --             --         $    648(27)

--------
(1) Does not include "Other Annual Compensation" because amounts of certain perquisites and other noncash benefits provided by Wyndham did not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.
(2) On March 27, 2000, Wyndham granted non-qualified options to purchase an aggregate of 901,250 shares of Class A Common Stock to Mr. Kleisner. These options vest on each anniversary of the date of grant at a rate of 25% per year.
(3) Such amount includes $5,570 of life insurance premiums and $32,250 of imputed interest from a non-interest bearing note.
(4) On August 12, 1999, Wyndham awarded 203,000 restricted shares of Class A Common Stock to Mr. Kleisner. The market value of the shares on the date of grant was $3.75 per share and the aggregate market value of such shares on December 31, 2000 was $355,250. The restrictions on these shares lapse on each anniversary of the date of grant at the rate of 33 1/3% per year.
(5) On August 12, 1999, Wyndham granted non-qualified options to purchase 1,100,000 shares of Class A Common Stock to Mr. Kleisner. These options vest on each anniversary of the date of grant at a rate of 20% per year.
(6) Such amount includes a $550,000 signing bonus, a $174,929 relocation allowance, $671 in life insurance premiums, $1,174 in disability premiums and $11,681 of imputed interest on a non-interest bearing note.
(7) On April 12, 2000, Wyndham awarded 200,000 restricted shares of Class A Common Stock to Mr. Teng. The market value of the shares on the date of grant was $2.00 per share and the aggregate market value of such shares on December 31, 2000 was $350,000. The restrictions on these shares lapse on each anniversary of the date of grant at the rate of 33 1/3% per year.

(8) On April 12, 2000, Wyndham granted non-qualified options to purchase 1,000,000 shares of Class A Common Stock to Mr. Teng. These options vest on each anniversary of the date of grant at a rate of 25% per year.
(9) Such amount includes $222,222 of debt forgiveness, $154,745 of taxes associated with the forgiveness of debt, a $140,000 signing bonus, $1,797 in life insurance, $2,019 in disability insurance and $100 in miscellaneous medical expenses.
(10) On March 27, 2000, Wyndham granted non-qualified options to purchase 500,000 shares of Class A Common Stock to Mr. Smith. These options vest on each anniversary of the date of grant at a rate of 25% per year.
(11) Such amount includes a $64,084 relocation allowance, $26,750 of taxes associated with the relocation allowance, $998 in life insurance and $2,009 in disability insurance premiums.
(12) On September 13, 1999, Wyndham granted non-qualified options to purchase 125,000 shares of Class A Common Stock to Mr. Smith. These options vest on each anniversary of the date of grant at a rate of 20% per year.
(13) Such amount includes a $141,633 relocation allowance.
(14) On March 27, 2000, Wyndham granted non-qualified options to purchase 355,000 shares of Class A Common Stock to Mr. Johnson. These options vest on each anniversary of the date of grant at a rate of 25% per year.
(15) Such amount includes $127,227 for forgiveness of debt and $1,605 for life insurance premiums.
(16) On April 19, 1999, Wyndham granted non-qualified options to purchase 300,000 shares of Class A Common Stock to Mr. Johnson. These options vest on each anniversary of the date of grant at a rate of 20% per year.
(17) On February 2, 1998, Wyndham granted non-qualified options to purchase paired shares to Mr. Johnson. On November 13, 1998, pursuant to an option repricing program, these non-qualified options were surrendered and exchanged for non-qualified options to purchase 13,185 paired shares at $7.55 per share. As part of the June 30, 1999 restructuring of the Company, these options became fully vested and exercisable for equivalent shares of Class A Common Stock.
(18) On March 27, 2000, Wyndham granted non-qualified options to purchase 340,000 shares of Class A Common Stock to Mr. Grossman. These options vest on each anniversary of the date of grant at a rate of 25% per year.
(19) Such amount includes $917 for life insurance premiums.
(20) On April 19, 1999, Wyndham granted non-qualified options to purchase 400,000 shares of Class A Common Stock to Mr. Grossman. These options vest on each anniversary of the date of grant at a rate of 20% per year.
(21) On February 2, 1998, Wyndham granted non-qualified options to purchase paired shares to Mr. Grossman. On November 13, 1998, pursuant to an option repricing program, these non-qualified options were surrendered and exchanged for non-qualified options to purchase 9,632 paired shares at $7.55 per share. As part of the June 30, 1999 restructuring of the Company, these options became fully vested and exercisable for equivalent shares of Class A Common Stock.
(22) Mr. Carreker served as the Chairman of the Board and Chief Executive Officer of the Company until March 27, 2000, when Mr. Carreker resigned his position as Chief Executive Officer and Mr. Fred J. Kleisner was appointed Chief Executive Officer in addition to his previous title as President. On October 13, 2000, Mr. Carreker further resigned his position as Chairman of the Board of the Company, and Mr. Kleisner was appointed to the additional position of Chairman of the Board and resigned his position as President of the Company.
(23) Such amount includes $355,600 and $247,623 of taxes associated with the office relocation, $2,788 in life insurance and $7,508 in disability insurance premiums.
(24) On February 19, 1999, Wyndham awarded the equivalent of 200,000 restricted shares to Mr. Carreker. The equivalent market value of the shares on the date of grant was $5.375 per share and the aggregate market value of such shares on December 31, 2000 was $350,000. The restrictions on these shares were to lapse on each anniversary commencing January 1, 2000 at the following rates: year 1:
   40%, year 2: 30%, and year 3: 30%. On February 19, 1999, Wyndham awarded the equivalent of 216,666 restricted shares of Class A Common Stock to Mr. Carreker. Mr. Carreker received 72,222 shares of Class A Common Stock on June 30, 1999 and was to receive 72,222 shares of Class A Common Stock on each of the first and second anniversaries of the date of grant. The equivalent market value of the shares on June 30, 1999 was $4.50 per share and the aggregate market value of such shares on December 31, 2000 was $378,000. All of the foregoing shares fully vested on December 31, 2000, upon the termination of Mr. Carreker's employment with Wyndham.
(25) On April 19, 1999, Wyndham granted non-qualified options to purchase the equivalent of 1,300,000 shares to Mr. Carreker. These options fully vested on December 31, 2000, upon the termination of his employment with Wyndham.
(26) Such amount includes $5,260 in life insurance premiums, $22,545 of disability insurance premiums, $15,000 in tax preparation fees and $8,347 in payment for an automobile lease.
(27) Such amount includes $360 of term life insurance premiums paid by Wyndham for the benefit of Mr. Carreker and $288 contributed by Wyndham to Mr. Carreker's 401(k) account.

   The following table sets forth certain information concerning the options granted to the named executive officers during 2000.

                       Option Grants in Last Fiscal Year

                                       Individual Grants
                         ------------------------------------------------
                                                                          Potential Realizable
                                                                            Value at Assumed
                                       % of Total                         Annual Rates of Stock
                         Number of      Options                            Price Appreciation
                         Securities    Granted to                            for Option Term
                         Underlying    Employees  Exercise or                    ($)(2)
                          Options      in Fiscal      Base     Expiration ---------------------
                         Granted(#)     Year(1)   Price ($/Sh)    Date        5%        10%
                         ----------    ---------- ------------ ---------- ---------- ----------
Fred J. Kleisner........   901,250(3)    10.61%      $2.00     3/27/2010  $1,133,583 $2,872,721
Theodore Teng........... 1,000,000(3)    11.78%      $2.00     4/12/2010  $1,359,595 $3,349,594
Richard A. Smith........   500,000(3)     5.89%      $2.00     3/27/2010  $  628,895 $1,593,742
Michael Grossman........   340,000(3)     4.00%      $2.00     3/27/2010  $  427,648 $1,083,745
David W. Johnson........   355,000(3)     4.18%      $2.00     3/27/2010  $  446,515 $1,131,557

--------
(1) Options to purchase a total of 8,490,916 shares of Class A Common Stock were granted to employees in 2000.
(2) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission (the "Commission") and are not intended to forecast future appreciation, if any, in the price of the Class A Common Stock. Such amounts are based on the assumption that the named persons hold the options for the full term of the options. The actual value of the options will vary in accordance with the market price of the Class A Common Stock.
(3) Options are subject to a 4-year vesting schedule, with one-fourth becoming exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

   The following table sets forth certain information concerning options exercised in 2000 by the named executive officers and all unexercised options held by the named executive officers as of December 31, 2000.

   Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                    Values

                                                                  Number of                 Value of Unexercised
                                                           Unexercised Options at          In-the-Money Options at
                             Shares                          Fiscal Year-End(#)              Fiscal Year-End(2)
                            Acquired        Value      ------------------------------- -------------------------------
                         on Exercise(#) Realized($)(1) Exercisable(3) Unexercisable(3) Exercisable(3) Unexercisable(3)
                         -------------- -------------- -------------- ---------------- -------------- ----------------
Fred J. Kleisner........       --           $  --          220,000       1,781,250           --              --
Theodore Teng...........       --           $  --               --       1,000,000           --              --
Richard A. Smith........       --           $  --           25,000         600,000           --              --
David W. Johnson........       --           $  --           97,794         595,000           --              --
Michael Grossman........       --           $  --           89,632         660,000           --              --
James D. Carreker.......       --           $  --        1,378,048              --           --              --

--------
(1) Values are determined by aggregating, for each option exercise in 2000, the amount calculated by multiplying (i) an amount calculated by subtracting the exercise price paid for each such exercise from the closing price of the Class A Common Stock as of the date of such exercise by (ii) the number of shares of Class A Common Stock acquired upon such exercise.
(2) Based upon the closing price of the Class A Common Stock of $1.75 on December 31, 2000.
(3) None of the unexercised options are in-the-money.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

   Fred J. Kleisner. Pursuant to his current employment agreement dated as of March 27, 2000, Mr. Kleisner agreed to serve as Chief Executive Officer and President of Wyndham for a term of five years beginning on March 27, 2000. In October 2000, Mr. Kleisner relinquished his position as President and assumed the additional title of Chairman of the Board. Beginning on the third anniversary of the employment agreement and continuing every odd-numbered year thereafter, the employment agreement will automatically be extended for successive two-year periods unless otherwise terminated by either party. Mr. Kleisner's initial annual base salary is $624,000, which may be increased by the Board of Directors during the term of the agreement. Mr. Kleisner is eligible to receive incentive compensation to be determined by the Board of Directors of up to three times his then current base salary.

   Upon termination of employment due to the death or disability of Mr. Kleisner, Wyndham will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. In addition, all unvested stock options and stock-based grants will immediately vest and will be exercisable for the remaining option term. Additionally, Wyndham will pay health insurance premiums for five years for Mr. Kleisner's spouse and other dependents upon a termination due to his death and for two years for Mr. Kleisner, his spouse and other dependents upon his termination due to his disability.

   If employment is terminated by Mr. Kleisner for "good reason," or if Wyndham terminates his employment without "cause," Wyndham will pay Mr. Kleisner all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. In addition, all unvested stock options and stock-based grants will immediately vest and will be exercisable for a period of three years or the remaining option term, whichever is shorter. In addition, Wyndham will pay Mr. Kleisner a severance payment in accordance with Wyndham's then current severance policies, but at a minimum, Mr. Kleisner would be entitled to a severance payment (the "Severance Amount") equal to the greater of (a) $3,000,000 or (b) three times the sum of his "applicable base salary" (determined in accordance with the employment agreement) and "average incentive compensation" (determined in accordance with the employment agreement). Additionally, Wyndham will pay health insurance premiums for three years for Mr. Kleisner, his spouse and other dependents. Moreover, for a period of three years, Wyndham will provide Mr. Kleisner with an office and related facilities and an assistant at a location of his respective choosing. For a period of one year, Wyndham will pay the cost of executive placement services for Mr. Kleisner.

   If a "change in control," as defined in the employment agreement, occurs and Mr. Kleisner's employment is terminated for any reason other than death or disability or by Mr. Kleisner without "good reason" within 90 days prior to or 18 months after such change in control, then in lieu of the Severance Amount Wyndham must pay Mr. Kleisner a lump sum equal to (i) the greater of the Severance Amount or $3,000,000 plus (ii) any amount considered a "parachute payment" under Section 280G of the Internal Revenue Code (including gross-up payments to cover any excise tax due). In addition, upon a change in control, all stock options and other stock-based grants to Mr. Kleisner will immediately vest and become exercisable, whereupon at any time during the option term (but not to exceed five years after the change in control), Mr. Kleisner or his estate may require Wyndham to purchase all such stock options for $5,000,000 in cash or allow Mr. Kleisner to exercise all or any part of such stock options. In addition, Wyndham shall also loan Mr. Kleisner all funds due by him for income taxes with respect to such stock option treatment. Amounts payable to Mr. Kleisner in connection with a termination due to a change in control shall be "grossed-up" to cover any excise tax due.

   In conjunction with the execution of the employment agreement, Wyndham (a) entered into an indemnification agreement with Mr. Kleisner, (b) granted Mr. Kleisner a non-qualified option to acquire 200,000 shares of Class A Common Stock at a price of $2.00 per share, which option vests in four equal annual installments commencing March 27, 2001 and (c) agreed to loan Mr. Kleisner certain amounts pursuant to a master note.

   Theodore Teng. Wyndham and Mr. Teng are parties to an employment agreement dated April 12, 2000, pursuant to which Mr. Teng has agreed to serve as Chief Operating Officer of Wyndham for a term of three years, which will automatically be extended for successive one-year periods unless otherwise terminated. In October 2000, Mr. Teng assumed the additional title of President. Mr. Teng's initial annual base salary is $500,000, which shall be redetermined annually by the Board of Directors during the term of the agreement. Mr. Teng is eligible to receive incentive compensation as determined by the Board of Directors of up to two times his then current base salary, which amount was fixed at $500,000 for the year ended December 31, 2000.

   Upon termination of employment due to death or disability of Mr. Teng, Wyndham will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Teng, his spouse and other dependents.

   If employment is terminated by Mr. Teng for "good reason" or by Wyndham without "cause," Wyndham will pay Mr. Teng all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. In addition, Wyndham will pay Mr. Teng a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or twenty-four months, whichever is longer, subject to certain setoffs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Teng, his spouse and other dependents.

   If a "change in control," as defined in the employment agreement, occurs and Mr. Teng's employment is terminated by the Company without "cause" or by Mr. Teng for "good reason" within 18 months after such change in control, the Company shall pay the severance amount in equal installments over twenty-four months and all stock options and other stock-based awards shall immediately vest and become exercisable for a period of 360 days, during which period Mr. Teng or his estate may require Wyndham to purchase all such stock options for an amount equal to $3.85 multiplied by the number of shares subject to the unexercised portion of the stock options or allow Mr. Teng to exercise all or any part of such stock options. Also, Wyndham will pay health insurance premiums for Mr. Teng, his spouse and other dependents for one year. In addition, Wyndham will provide Mr. Teng with a tax gross-up payment to cover any excise tax due.

   In conjunction with the execution of the employment agreement, Wyndham (a) granted Mr. Teng a non-qualified option to acquire 1,000,000 shares of Class A Common Stock at a price of $2.00 per share, which option shall vest in four equal annual installments commencing April 12, 2001, (b) granted Mr. Teng a restricted unit award of 200,000 shares of Class A Common Stock that vests in three equal annual installments commencing April 12, 2001,
(c) paid a $140,000 signing bonus to Mr. Teng, and (d) loaned Mr. Teng $1,000,000 evidenced by a promissory note that is recourse to Mr. Teng, bears interest at the same rate as Wyndham's revolving credit facility and is payable on the earlier of April 12, 2003 or the date Mr. Teng's employment with Wyndham is terminated by Wyndham without "cause" or by Mr. Teng for other than "good reason." Subject to Mr. Teng's continuing employment, Wyndham has agreed to forgive the principal amount of the note and all accrued but unpaid interest on such forgiven principal amount in equal monthly installments over a three-year period.

   Richard Smith. Wyndham and Mr. Smith are parties to an employment agreement effective April 10, 2000, pursuant to which Mr. Smith has agreed to serve as an Executive Vice President of Wyndham for a term of three years, which will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Smith's initial annual base salary is $325,000, which shall be redetermined annually by the Board of Directors during the term of the agreement. Mr. Smith is eligible to receive incentive compensation as determined by the Board of Directors of up to one and one-half times his then current base salary, which amount was fixed at $325,000 for the year ended December 31, 2000.

   Upon termination of employment due to death or disability of Mr. Smith, Wyndham will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Smith, his spouse and other dependents.

   If employment is terminated by Mr. Smith for "good reason" or by Wyndham without "cause," Wyndham will pay Mr. Smith all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. In addition, Wyndham will pay Mr. Smith a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or twenty-four months, whichever is longer, subject to certain setoffs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Smith, his spouse and other dependents.

   If a "change in control," as defined in the employment agreement, occurs and Mr. Smith's employment is terminated by the Company without "cause" or by Mr. Smith for "good reason" within 18 months after such change in control, the Company shall pay the severance amount in equal installments over twenty-four months and all stock options and other stock-based awards shall vest and become exercisable 180 days following the date of the change of control and such stock options and other stock awards shall be exercisable for 360 days following the date of termination. Also, Wyndham will pay health insurance premiums for Mr. Smith, his spouse and other dependents for one year. In addition, Wyndham will provide Mr. Smith with a tax gross-up payment to cover any excise tax due.

   In conjunction with the execution of the employment agreement, Wyndham granted Mr. Smith a non-qualified option to acquire 500,000 shares of Class A Common Stock at a price of $2.00 per share, which option shall vest in four equal annual installments commencing March 27, 2001.

   David Johnson. Wyndham and Mr. Johnson are parties to an employment agreement effective April 1, 2000, pursuant to which Mr. Johnson has agreed to serve as an Executive Vice President of Wyndham for a term of three years, which will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Johnson's initial annual base salary is $327,000, which shall be redetermined annually by the Board of Directors during the term of the agreement. Mr. Johnson is eligible to receive incentive compensation as determined by the Board of Directors of up to one time his then current base salary.

   Upon termination of employment due to death or disability of Mr. Johnson, Wyndham will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Johnson, his spouse and other dependents.

   If employment is terminated by Mr. Johnson for "good reason" or by Wyndham without "cause," Wyndham will pay Mr. Johnson all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which termination occurs. In addition, Wyndham will pay Mr. Johnson a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or twenty-four months, whichever is longer, subject to certain setoffs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Johnson, his spouse and other dependents.

   If a "change in control," as defined in the employment agreement, occurs and Mr. Johnson's employment is terminated by the Company without "cause" or by Mr. Johnson for "good reason" within 18 months after such change in control, the Company shall pay the severance amount in equal installments over twenty-four months and all stock options and other stock-based awards shall immediately vest and become exercisable 180 days following the date of the change of control and such stock options and other stock awards shall be exercisable for 360 days following the date of termination. Also, Wyndham will pay health insurance premiums for Mr. Johnson, his spouse and other dependents for one year. In addition, Wyndham will provide Mr. Johnson with a tax gross-up payment to cover any excise tax due.

   In conjunction with the execution of the employment agreement, Wyndham (a) granted Mr. Johnson a non-qualified option to acquire 100,000 shares of Class A Common Stock at a price of $2.00 per share, which option shall vest in four equal annual installments commencing March 27, 2001, and (b) agreed to forgive the principal of an existing $200,000 promissory note and all accrued but unpaid interest on such forgiven principal amount in equal monthly installments over a two year period, subject to Mr. Johnson's continuing employment.

   Michael Grossman. Wyndham and Mr. Grossman are parties to an amended and restated employment agreement dated April 19, 1999, pursuant to which Mr. Grossman has agreed to serve as an Executive Vice President of Wyndham for a term of three years, which will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Grossman's annual base salary commencing July 1, 1999 is $300,000, which shall be redetermined annually by the Board of Directors during the term of the agreement. Mr. Grossman is eligible to receive incentive compensation as determined by the Board of Directors.

   Upon termination of employment due to death or disability of Mr. Grossman, Wyndham will pay all accrued and unpaid base salary and incentive compensation for the year in which termination occurs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Grossman, his spouse and other dependents.

   If employment is terminated by Mr. Grossman for "good reason" or by Wyndham without "cause," Wyndham will pay Mr. Grossman all accrued and unpaid base salary and incentive compensation for the year in which termination occurs. In addition, Wyndham will pay Mr. Grossman a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or twenty-four months, whichever is longer, subject to certain setoffs. Additionally, Wyndham will pay health insurance premiums for one year for Mr. Grossman, his spouse and other dependents.

   If a "change in control," as defined in the employment agreement, occurs and Mr. Grossman's employment is terminated by the Company without "cause" or by Mr. Grossman for "good reason" within 18 months after such change in control, the Company shall pay the severance amount in equal installments over twenty-four months and all stock options and other stock-based awards shall immediately vest and become exercisable for a period of 360 days following the date of termination. Also, Wyndham will pay health insurance premiums for Mr. Grossman, his spouse and other dependents for one year. In addition, Wyndham will provide Mr. Grossman with a tax gross-up payment to cover any excise tax due.

   In conjunction with the execution of the employment agreement, Wyndham granted Mr. Grossman a non-qualified option to acquire 400,000 paired shares (now Class A Common Stock) at a price of $5.00 per share, which option shall vest in five equal annual installments commencing April 19, 2000.

   For purposes of the employment agreements with the named executive officers, a "change in control" is generally defined to include the following:

  . the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (the "Acquiring Person"), other than the Company, or any of its subsidiaries or any Investor or Excluded Group (as such term is defined below), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty-five percent (35%) or more of the combined voting power or economic interests of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided, however, that any transfer from any Investor or Excluded Group will not result in a change in control if such transfer was part of a series of related transactions the effect of which, absent the transfer to such Acquiring Person by the Investor or Excluded Group, would not have resulted in the acquisition by such Acquiring Person of thirty-five percent (35%) or more of the combined voting power or economic interests of the then outstanding voting securities; or

  . during any period of 12 consecutive months after June 30, 1999, the individuals who at the beginning of any such 12-month period constituted a majority of the Class A Directors and Class C Directors (the "Incumbent Non-Investor Majority") cease for any reason to constitute at least a majority of such Class A Directors and Class C Directors; provided, however, that (i) any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of the stockholders having the right to designate such director and (ii) any director whose election to the Board or whose nomination for election by the stockholders of the Company was approved by the requisite vote of directors entitled to vote on such election or nomination in accordance with the Restated Certificate of Incorporation of the Company, shall, in each such case, be considered as though such individual were a member of the Incumbent Non-Investor Majority, but excluding, as a member of the Incumbent Non-Investor Majority, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company and further excluding any person who is an affiliate or associate of an Acquiring Person having or proposing to acquire beneficial ownership of twenty-five percent (25%) or more of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; or

  . the approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the voting securities of the Company immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than fifty-seven and one-half percent (57.5%) of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the Company resulting from such reorganization, merger or consolidation; or

  . the sale or other disposition of assets representing fifty percent (50%) or more of the assets of the Company in one transaction or series of related transactions.

   For purposes of the employment agreements with the named executive officers, an "Excluded Group" is generally defined as a "group" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) that includes one or more of the Investors; provided, however, that the voting securities of the Company beneficially owned by such Investors represents a majority of the voting securities beneficially owned by such group.

Meetings and Committees of the Board of Directors

   The Board of Directors of Wyndham held seven meetings during 2000. No director attended less than 75% of the aggregate number of meetings held during 2000 of the Board of Directors and any board committee of which he or she was a member. Set forth below are descriptions of the standing committees of the Board of Directors and the names of the current members of such committees.

   Executive Committee. The executive committee consists of Messrs. Alibhai, Carreker, Fine, Kleisner, Leventhal, Mack, Rowan and Sperling. In addition, Mr. Theodore Teng, in his capacity as Chief Operating Officer, and Mr. Richard Smith, in his capacity as Chief Financial Officer, serve on the committee in an ex officio capacity. The Executive Committee has the full power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors, except that the executive committee cannot effect certain fundamental corporate actions as provided under Delaware law. In addition, final approval of the full Board of Directors is required for any of the following: (i) any individual transaction involving the issuance of debt securities by the Company or its subsidiaries involving aggregate proceeds to the Company in excess of $75 million or the issuance of equity securities by the Company or its subsidiaries involving aggregate proceeds to the Company in excess of $10 million; (ii) any transaction constituting a "change of control" of the Company within the meaning of such term under the Securities Purchase Agreement, dated as of February 18, 1999, by and among the Company and the other parties thereto;
(iii) entry by the Company into a new line of business; (iv) any capital commitment by the Company where the Company's share of the commitment involved exceeds $75 million; (v) any transaction that provides a disproportionate benefit to the holders of the Series B Preferred Stock; (vi) any change to the scope of the authority or the identity of the members of the executive committee, the audit committee, the compensation committee or the capital commitments committee; and (vii) any change to the classification of the directors. The executive committee held three meetings during 2000.

   Capital Commitments Committee. The capital commitments committee consists of Messrs. Kleisner, Rowan and Sperling (or in Mr. Sperling's absence, Mr. Schoen). In addition, Mr. Teng, in his capacity as Chief Operating Officer, and Mr. Smith, in his capacity as Chief Financial Officer, serve on this committee in an ex officio capacity. Mr. Carreker also served on this committee until his resignation on March 27, 2000. The capital commitments committee facilitates the execution of the Company's business strategy and oversight of the business and affairs of the Company. The capital commitments committee has the full power and authority of the executive committee in the management of the business and affairs of the Company between meetings of the executive committee, except that the final approval of the executive committee or the full Board of Directors, as appropriate, is required in connection with any transaction where the Company's share of the capital commitment exceeds $20 million per annum. The capital commitments committee held 26 meetings during 2000.

   Audit Committee. The audit committee consists of Messrs. Boxer, Brownstein, Clark and Fribourg. The Board of Directors has adopted a charter for the audit committee. As more fully set forth in the charter, the audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews the adequacy of Wyndham's internal accounting controls and reviews related party transactions. All of the members of the audit committee are "independent" as defined in Sections 303.01(B)(2)(a) and (3) of the New York Stock Exchange's listing standards. The audit committee held seven meetings during 2000.

   Compensation Committee. The compensation committee consists of Messrs. Boxer, Clark, Rowan, Schoen and Weiser. The compensation committee determines the compensation of Wyndham's executive officers and directors and administers the Incentive Plan. The compensation committee held seven meetings during 2000.

   Class A Director Nominating Committee. The Restated Certificate of Incorporation provides that the nominees for the Class A Directors shall be nominated by a Class A Director Nominating Committee that shall consist of each of the Class C Directors then in office and the same number of Class A Directors then in office, who shall be selected by a majority vote of the Class A Directors then in office. During 2000, the Class A Director Nominating Committee, which consisted of Ms. Groenteman and Messrs. Carreker, Weiser, Brownstein, Clark and Fribourg, held two meetings. In April 2001, the Class A Directors selected Ms. Groenteman and Messrs. Alibhai and Weiser to serve as the Class A Directors on the Class A Director Nominating Committee. This committee held two meetings in April 2001 at which the committee selected the nominees for Class A-II Directors to be elected at the 2001 annual meeting of stockholders.

   Selection of Class B Directors and Class C Directors. As provided in the Restated Certificate of Incorporation, the nominees for the Class B Directors are selected by a majority vote of the Class B Directors then in office and the nominee for the Class C Director is selected by a majority vote of the Class C Directors then in office. In April 2001, the Class B Directors and Class C Directors selected by written consent their respective nominees for Class B-II Directors and Class C-II Director at the 2001 annual meeting of stockholders.

Director Compensation

   Currently, any director who is not an employee of Wyndham is paid an annual retainer fee as follows: Class A Directors receive a retainer fee of $12,500; Class B Directors receive no retainer fee; and Class C Directors receive a retainer fee of $12,500. In addition, except for the Class B Directors, each director is paid $1,000 for attendance at each meeting of the Board of Directors and $750 for participating in a telephonic board meeting. Except for the Class B Directors, each director is paid $1,000 ($1,250 for the chairman of the committee) for attendance, whether in person or telephonic, at each meeting of a committee of the Board of Directors of which such director is a member. Both the annual retainer fee and meeting fees are payable in cash or in deferred unit awards. In addition, Wyndham reimburses directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors. In lieu of cash compensation, the Class B Directors are entitled to direct up to $100,000 of the Company's charitable contributions per annum. Directors who are employees of Wyndham do not receive any fees for their service on the Board of Directors or a committee thereof.

   Each non-employee director of Wyndham serving as a director on September 29, 2000 was granted a non-qualified stock option to purchase 22,500 shares of Class A Common Stock. In addition, each non-employee director of Wyndham serving on the Class A Nominating Committee on September 29, 2000 was granted an option to purchase 7,500 shares of Class A Common Stock; each non-employee director of Wyndham serving on the Compensation Committee on September 29, 2000 was granted an option to purchase 22,500 shares of Class A Common Stock; and each non-employee director of Wyndham serving on the Audit Committee on September 29, 2000 was granted an option to purchase 37,500 shares of Class A Common Stock. Each option has a term of ten years and vests quarterly in equal installments over a three year period following the date of the 2000 annual meeting of stockholders, subject to the director's continued service on the Board of Directors or applicable committee, as the case may be, to the date of vesting.

   In the future, each newly elected non-employee director will be granted a non-qualified stock option to purchase 22,500 shares of Class A Common Stock upon his or her initial election to the Board of Directors. In addition, each newly appointed non-employee member of the Class A Nominating Committee will be granted an option to purchase 7,500 shares of Class A Common Stock upon his or her initial appointment to such committee; each newly appointed non-employee member of the Compensation Committee will be granted an option to purchase 22,500 shares of Class A Common Stock upon his or her initial appointment to such committee; and each newly appointed non-employee member of the Audit Committee will be granted an option to purchase 37,500 shares of Class A Common Stock upon his or her initial appointment to such committee. Each option will have a term of ten years and will vest quarterly in equal installments over a three year period, subject to the director's continued service on the Board of Directors or applicable committee, as the case may be, to the date of vesting.

Compensation Committee Interlocks and Insider Participation

   Mr. Carreker, who served as Chairman of the Board and Chief Executive Officer of the Company until he resigned from each such position during 2000, served on the compensation committee of Trammel Crow Interests Company during 2000. Ms. Groenteman is a director and executive officer of Trammel Crow Interests Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Except as otherwise noted, the following table sets forth certain information as of March 1, 2001 as to the security ownership of those persons owning of record or known to Wyndham to be the beneficial owner of more than five percent of the Class A Common Stock or the Series B Preferred Stock, each of the directors of Wyndham, the executive officers of Wyndham, and all directors and executive officers of Wyndham as a group. All share ownership amounts have been adjusted to give effect to a dividend on the Series B Preferred Stock that was paid on March 31, 2001 in additional shares of Series B Preferred Stock. So far as is known to the Company, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names unless otherwise indicated. In accordance with applicable SEC rules, shares issuable within 60 days upon exercise of options, conversion of convertible securities or vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Each share of Series B Preferred Stock is convertible into 11.6414 shares of Class A Common Stock.

                                                      Series B Preferred
                           Class A Common Stock              Stock
                           ------------------------ ---------------------------
                            Number of      Percent    Number of        Percent
     Beneficial Owner        Shares        of Class     Shares         of Class
     ----------------      -----------     -------- --------------     --------
Karim Alibhai.............   3,880,355(1)     2.3%
Leon D. Black.............       7,500(2)       *
Leonard Boxer.............     162,784(3)       *
Norman Brownstein.........     372,500(4)       *
James D. Carreker.........   3,451,500(5)     2.0%
Stephen T. Clark..........      90,372(6)       *
Milton Fine...............   3,124,939(7)     1.9%
Paul Fribourg.............      22,500(8)       *
Susan T. Groenteman.......      43,888(9)       *
Michael Grossman..........     259,411(10)      *
David Johnson.............     332,867(11)      *
Fred J. Kleisner..........     542,978(12)      *
Thomas H. Lee.............       7,500(13)      *              -- (14)      0
Alan M. Leventhal.........       7,500(15)      *              -- (16)      0
William L. Mack...........     358,284(17)      *
Lee S. Neibart............      12,172(18)      *
Marc J. Rowan.............      15,000(19)      *
Rolf E. Ruhfus............   2,878,771(20)    1.7%
Scott A. Schoen...........      15,000(21)      *              -- (22)      0
Richard Smith.............     160,000(23)      *
Scott M. Sperling.........       7,500(24)      *              -- (25)      0
Theodore Teng.............     516,667(26)      *
Sherwood M. Weiser........     719,333(27)      *
All directors and
 executive officers as a
 group....................  16,989,321       10.1%
Harlan R. Crow and Crow
 Entities.................  10,669,467(28)    6.4%
Southeastern Asset
 Management, Inc. and
 Longleaf Partners Small-
 Cap Fund.................  15,450,400(29)    9.2%              --         --
Investors................. 130,654,378       43.8%  11,223,253.062(30)  100.0%
 Apollo Investors.........  60,427,791       26.5%   5,190,766.700(31)   46.3%
 Beacon Investors.........  19,598,197       10.5%   1,683,491.448(32)   15.0%
 THL Investors............  39,326,835       19.0%   3,378,187.749(33)   30.1%
 Chase Equity Associates,
  L.P.....................   3,266,360        1.9%     280,581.356(34)    2.5%
 CMS Investors............     953,759          *       81,928.227(35)      *
 CKE Investors............     130,647          *       11,222.589(36)      *
 PW Hotel I, LLC and
  PaineWebber Capital,
  Inc.....................   3,266,360        1.9%     280,581.356(37)    2.5%
 Guayacan Investors.......     130,647          *       11,222.589(38)      *
 Strategic Real Estate
  Investors...............   3,266,360        1.9%     280,581.356(39)    2.5%
 The Bonnybrook Trust, The
  Franklin Trust and The
  Dartmouth Trust.........     287,423          *       24,689.692(40)      *

--------
*  Less than 1%.
(1) Includes options to purchase 107,500 shares of Class A Common Stock granted to Mr. Alibhai which are currently exercisable or will be exercisable within 60 days of April 30, 2001. The number of shares beneficially held by Mr. Alibhai includes an aggregate 21,357 shares beneficially owned by Gencom Executive Plan, Inc. Mr. Alibhai disclaims beneficial ownership of these shares, except to the extent of his ownership interest in such corporation.
(2) Includes options to purchase 7,500 shares of Class A Common Stock granted to Mr. Black which are currently exercisable or will be exercisable within 60 days of April 30, 2001. This amount does not include shares held by family trusts over which Mr. Black does not serve as trustee or by other family members (collectively, the "Family Trusts") or the Apollo Investors, as described in note 31 below. Mr. Black disclaims beneficial ownership of all securities held by the Family Trusts and the Apollo Investors.
(3) Includes options to purchase 70,433 shares of Class A Common Stock granted to Mr. Boxer which are currently exercisable or will be exercisable within 60 days of April 30, 2001 and 24,000 deferred unit awards of Class A Common Stock.
(4) Includes options to purchase 22,500 shares of Class A Common Stock granted to Mr. Brownstein which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(5) Includes options to purchase 1,378,048 shares of Class A Common Stock granted to Mr. Carreker which are currently exercisable and 192,222 restricted unit awards which are fully vested. The number of shares beneficially held by Mr. Carreker includes 89,605 shares beneficially owned by the Carreker Descendants Trust, of which Mr. Carreker is trustee, for the benefit of certain family members and 154,773 shares beneficially owned by Wyndham Hotel Management Corporation, of which Mr. Carreker is President and a shareholder.
(6) Includes options to purchase 30,000 shares of Class A Common Stock granted to Mr. Clark which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(7) Includes 1,164,604 shares beneficially owned by the Milton Fine 1997 Charitable Remainder Unitrust; 1,159,619 shares beneficially owned by the Milton Fine 1998 Charitable Remainder Unitrust; 740,597 shares beneficially owned by the Milton Fine Grantor Annuity Trust; and 46,507 shares beneficially owned by IHC#1018 and IHC Associates Corp., two corporations that are 100% owned by Mr. Fine. This amount also includes options to purchase 7,500 shares of Class A Common Stock granted to Mr. Fine which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(8) Includes options to purchase 22,500 shares of Class A Common Stock granted to Mr. Fribourg which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(9) Includes options to purchase 20,733 shares of Class A Common Stock granted to Ms. Groenteman which are currently exercisable or will be exercisable within 60 days of April 30, 2001 and 5,736 deferred unit awards of Class A Common Stock. Does not include shares held by the Crow entities, as described in note 28 below. Ms. Groenteman disclaims beneficial ownership of all such shares.
(10) Includes options to purchase 254,632 shares of Class A Common Stock granted to Mr. Grossman which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(11) Includes options to purchase 257,227 shares of Class A Common Stock granted to Mr. Johnson which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(12) Includes options to purchase 445,312 shares of Class A Common Stock granted to Mr. Kleisner which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(13) Includes options to purchase 7,500 shares of Class A Common Stock granted to Mr. Lee which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(14) Does not include shares held by family trusts and shares held by THL Equity Fund, THL Foreign Fund, THL Foreign Fund B, THL Charitable and AIFTHL PAH LLC, as described in note 33 below. Mr. Lee disclaims beneficial ownership of all such securities.

(15) Includes options to purchase 7,500 shares of Class A Common Stock granted to Mr. Leventhal which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(16) Does not include shares held by the Beacon Investors, as described in note 32 below. Mr. Leventhal disclaims beneficial ownership of all securities held by such entities.
(17) Includes options to purchase 7,500 shares of Class A Common Stock granted to Mr. Mack which are currently exercisable or will be exercisable within 60 days of April 30, 2001. This amount does not include shares held by family trusts over which Mr. Mack does not serve as trustee or by other family members (collectively, the "Family Trusts") or shares held by the Apollo Investors, as described in note 31 below. Mr. Mack disclaims beneficial ownership of all securities held by the Family Trusts and the Apollo Investors.
(18) Includes options to purchase 7,500 shares of Class A Common Stock granted to Mr. Neibart which are currently exercisable or will be exercisable within 60 days of April 30, 2001. This amount does not include shares held by the Apollo Investors, as described in note 31 below. Mr. Neibart disclaims beneficial ownership of all securities held by the Apollo Investors.
(19) Includes options to purchase 15,000 shares of Class A Common Stock granted to Mr. Rowan which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(20) Includes 74,953 shares held by Hotel Growth Partners, L.P. and options to purchase 7,500 shares of Class A Common Stock granted to Mr. Ruhfus which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(21) Includes options to purchase 15,000 shares of Class A Common Stock granted to Mr. Schoen which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(22) Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 33 below.
(23) Includes options to purchase 150,000 shares of Class A Common Stock granted to Mr. Smith which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(24) Includes options to purchase 7,500 shares of Class A Common Stock granted to Mr. Sperling which are currently exercisable or will be exercisable within 60 days of April 30, 2001.
(25) Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 33 below.
(26) Includes options to purchase 250,000 shares of Class A Common Stock granted to Mr. Teng which are currently exercisable or will be exercisable within 60 days of April 30, 2001. This amount also includes 66,667 restricted unit awards of Class A Common Stock that will vest within 60 days of April 30, 2001.
(27) Includes options to purchase 38,966 shares of Class A Common Stock granted to Mr. Weiser which are currently exercisable or will be exercisable within 60 days of April 30, 2001. The number of shares beneficially held by Mr. Weiser includes 254 shares and 3,460 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW WLT, LLC and 6,443 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW GB, LLC and 17,161 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW SG, LLC.
(28) Consists of the following entities and person (with the number of shares of Class A Common Stock directly beneficially owned by such entity being indicated): G-1 Securities, L.P., 370,413 shares; G-2 Securities, L.P., 2,022,892 shares; G-3 Securities, L.P., 6,246,997 shares; CFH Capital Resources, L.P., 1,717,328 shares; Mill Spring Holdings, Inc., 73,397 shares; Houston Greenspoint Associates, L.P., 599 shares; Trammell Crow 1994 Revocable Trust, 156,038 shares; Wyndham Hotel Management Corporation, 78,934 shares; and Harlan R. Crow, 2,869 shares. CFHS, L.L.C. is the general partner of G-1 Securities, L.P., G-2 Securities, L.P., G-3 Securities, L.P. and CFH Capital Resources, L.P. Crow Family, Inc. serves as the manager of CFHS, L.L.C. Mr. Harlan R. Crow is a director, chief executive officer and a principal stockholder of Crow Family, Inc. and Mill Spring Holdings, Inc. Mr. Crow is a trustee of the

   Trammell Crow 1994 Revocable Trust. By virtue of the relationships among the parties, CFHS, L.L.C., Crow Family, Inc. and Mr. Crow may be deemed to share voting and dispositive power with respect to the shares directly owned by the foregoing partnerships and Mr. Crow may be deemed to share voting and dispositive power with respect to the shares directly owned by Mill Spring Holdings, Inc. and the Trammell Crow 1994 Revocable Trust. Mr. Crow is the president and a director of Wyndham Hotel Management Corporation. The general partner of Houston Greenspoint Hotel Associates, L.P. is Greenspoint Associates, Ltd., whose general partner is The New Greenspoint Hotel Corporation of which Mr. Crow is a director, president and trustee of a trust that beneficially owns 100% of the corporation. The address of each of the foregoing entities and Mr. Crow is 2100 McKinney Avenue, Dallas, Texas. The foregoing information is based on the Amendment No. 1 to Schedule 13D filed by certain of the foregoing entities on March 25, 1998, as amended by additional information provided by the foregoing entities as of April 23, 2001. Ms. Groenteman is an officer and director of Crow Family, Inc., Mill Spring Holdings, Inc. and The New Greenspoint Hotel Corporation and also serves as an officer, director or trustee of various entities that have equity interests in the entities reported above that directly own shares of Class A Common Stock. Ms. Groenteman disclaims beneficial ownership of all such shares.
(29) Based on Schedule 13G filed on February 11, 2000 by Southeastern Asset Management, Inc. ("Southeastern"), Longleaf Partners Small-Cap Fund ("Longleaf") and O. Mason Hawkins, each of whose address is 6410 Poplar Ave., Suite 900, Memphis, Tennessee 38119, as amended by Amendment No. 1 thereto filed February 9, 2001. According to the Schedule 13G, as amended, Southeastern is a registered investment advisor and all such shares are owned legally by its investment advisory clients and none are owned directly or indirectly by Southeastern. Longleaf is an open-end management investment company managed by Southeastern. According to the
     Schedule 13G, Southeastern and Longleaf share voting and dispositive power with respect to such shares. Mr. Hawkins is the Chairman of the Board and CEO of Southeastern.
(30) On June 30, 1999, Wyndham issued shares of Series B Preferred Stock to a group of investors (the "Investors"). All of the Investors are parties to a Stockholders' Agreement dated as of June 29, 1999, pursuant to which each of (i) Apollo Management IV, L.P. and Apollo Real Estate IV, L.P., and (ii) THL Equity Advisors IV, LLC (collectively, the "Lead Stockholders") have the right, for so long as the Investors are entitled to designate eight Class B directors, to designate four directors to the Board. At such time as the Investors are entitled to designate fewer than eight Class B directors, the right to designate will be allocated between the Lead Stockholders based on a formula. For so long as the Stockholders' Agreement is in effect, each Investor has agreed to vote its shares of Class A Common Stock and Series B Preferred Stock in favor of the director nominees of the Lead Stockholders. Pursuant to the Stockholders' Agreement, the Investors have also agreed to certain restrictions on the transfer of their shares of Series B Preferred Stock. By virtue of the Stockholders' Agreement and the relationships among the Investors, the Investors may be deemed to constitute a "group" within the meaning of Rule 13d-5(b) under the Exchange Act. As a member of a group, each Reporting Person may be deemed to share voting and dispositive power with respect to, and therefore beneficially own, the shares beneficially owned by the members of the group as a whole. Each person or entity who has filed a Schedule 13D with respect to the shares expressly disclaims beneficial ownership of shares held by any other Investors and of shares held individually by certain directors or executive officers of certain Investors.
(31) Consists of the following entities (with the number of shares of Series B Preferred Stock directly beneficially owned by such entity being indicated): Apollo Investment Fund IV, L.P. ("Apollo Investment IV"), 2,861,936.469 shares; Apollo Overseas Partners IV, L.P. ("Apollo Overseas"); Apollo Advisors IV, L.P. ("Apollo Advisors IV"); Apollo Management IV, L.P. ("Apollo Management IV"); Apollo Real Estate Investment Fund IV, L.P. ("Apollo Real Estate IV"), 1,430,967.681 shares; and Apollo Real Estate Advisors IV, L.P. ("Apollo Real Estate Advisors IV"); AIF/THL PAH LLC ("AIFTHL"), 897,862.550 shares. Apollo Advisors IV is the general partner of Apollo Investment IV and Apollo Overseas. Apollo Management IV is the day-to-day manager of Apollo Investment and Apollo Overseas. Apollo Real Estate Advisors IV is the general partner of Apollo Real Estate IV and an affiliate of Apollo Management IV. Apollo Management IV and THL Equity Advisors IV, LLC ("THL Advisors") serve as the managers of AIFTHL. They share voting and dispositive power with respect to 31.25% of the securities held by AIFTHL and Apollo Management IV has the sole right to direct the voting and disposition of the remaining securities held by AIFTHL. By virtue of the relationships among the Apollo Investors, each of the Apollo Investors may be deemed to share voting and dispositive power with respect to the shares directly beneficially owned by the Apollo Investors. The address of each of the foregoing Apollo Investors is c/o Apollo Advisors IV, L.P., Two Manhattanville Road, Purchase, New York 10577. Messrs. Black, Mack and Neibart are founding principals of Apollo Real Estate Advisors IV, and Mr. Black is also a founding principal of Apollo Advisors IV. Each of Messrs. Black, Mack and Neibart expressly disclaims beneficial ownership of the shares held by the Apollo Investors. The foregoing information is based on the Schedule 13D filed by the Apollo Investors on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(32) Consists of the following entities (with the number of shares of Series B Preferred Stock directly beneficially owned by such entity being indicated): Beacon Capital Partners, L.P. ("Beacon LP"), 498,523.965 shares; BCP Voting Inc. ("BCP Voting"), as voting trustee for the Beacon Capital Partners Voting Trust, 1,184,967.483 shares; Beacon Capital Partners, Inc. ("Beacon"); Beacon Lodging, Inc. ("Beacon Lodging"). Beacon is the general partner of Beacon LP. BCP Voting is a wholly-owned subsidiary of Beacon. Beacon may be deemed the beneficial owner of the shares held by Beacon LP, BCP Voting and Beacon Lodging. Each of Beacon LP, BCP Voting and Beacon Lodging has shared voting and shared dispositive power with respect to the shares directly owned by it, and Beacon has shared voting and shared dispositive power with respect to the shares beneficially owned by it. Mr. Leventhal is Chairman of the Board and Chief Executive Officer of Beacon and Messrs. Sperling and Clark are directors of Beacon and BCP Voting. The address of Beacon LP, BCP Voting, Beacon and Beacon Lodging is c/o Beacon Capital Partners Inc., 1 Federal Street, 26th Floor, Boston, Massachusetts 02110. The foregoing information is based on the Schedule 13D filed by the Beacon Investors on July 13, 1999, as amended by Amendment No. 1 thereto filed on December 17, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(33) Consists of the following entities and persons (with the number of shares of Series B Preferred Stock directly beneficially owned by such entity or person being indicated): Thomas H. Lee Equity Fund IV, L.P. ("THL Equity Fund"), 2,861,237.955 shares; Thomas H. Lee Foreign Fund IV, L.P. ("THL Foreign Fund"), 98,907.777 shares; Thomas H. Lee Foreign Fund IV-B, L.P. ("THL Foreign Fund B"), 277,892.126 shares; THL Equity Advisors IV, LLC ("THL Advisors"); Thomas H. Lee Charitable Investment Limited Partnership ("THL Charitable"), 18,603.898 shares; Thomas H. Lee; and the following parties (the "Affiliate Purchasers") who are employed by or affiliated with employees of Thomas H. Lee Company: State Street Bank & Trust Company as Trustee of the 1997 Thomas H. Lee Nominee Trust, 43,438.157 shares; David V. Harkins, 10,007.637 shares; The 1995 Harkins Gift Trust, 1,121.149 shares; Scott A. Schoen, 8,345.766 shares; C. Hunter Boll, 8,345.766 shares; Sperling Family Limited Partnership, 8,345.766 shares; Anthony J. DiNovi, 8,345.766 shares; Thomas M. Hagerty, 8,345.766 shares; Warren C. Smith, Jr., 7,893.331 shares; Smith Family Limited Partnership,
     452.432 shares; Seth W. Lawry, 3,477.125 shares; Kent R. Weldon, 2,322.864 shares; Terrence M. Mullen, 1,850.566 shares; Todd M. Abbrecht, 1,850.566 shares; Charles A. Brizius, 1,391.511 shares; Scott Jaeckel,
     524.160 shares; Soren Oberg, 524.160 shares; Thomas R. Shepherd, 977.695 shares; Joseph J. Incandela, 488.846 shares; Wendy L. Masler, 224.008 shares; Andrew D. Flaster, 224.008 shares; Robert Schiff Lee 1988 Irrevocable Trust, 840.863 shares; Stephen Zachary Lee, 840.863 shares; Charles W. Robins as Custodian for Jesse Lee, 560.574 shares; Charles W. Robins, 224.008 shares; James Westra, 224.008 shares; Adam A. Abramson,
     140.143 shares; Joanne M. Ramos, 78.346 shares; and Wm. Matthew Kelley,
     140.143 shares. The address of each of THL Equity Fund, THL Foreign Fund, THL Foreign Fund B, THL Advisors, THL Charitable and Thomas H. Lee is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. Information with respect to AIFTHL is set forth in note 31 above. THL Advisors is the general partner of THL Equity Fund, THL Foreign Fund and THL Foreign Fund B. Thomas H. Lee is the general partner of THL Charitable and the Managing Member of THL Advisors. Each of THL Equity Fund, THL Foreign Fund, THL Foreign Fund B, THL Charitable and the Affiliate Purchasers has shared voting and shared dispositive power with respect to the shares held directly by such entity or person. In addition, Mr. David V. Harkins may be deemed to share voting and dispositive power over the shares held by the Harkins Gift

   Trust. The filing of the Schedule 13D is not an admission that Mr. Harkins is the beneficial owner of such shares. Mr. Warren C. Smith, Jr. may be deemed to share voting and dispositive power over the shares held by the Smith Family Limited Partnership. The filing of the Schedule 13D is not an admission that Mr. Smith is the beneficial owner of such shares. AIFTHL has shared voting and shared dispositive power with respect to the shares it directly owns. THL Advisors may be deemed to share voting and dispositive power with respect to the shares owned directly by Equity Fund, Foreign Fund and Foreign Fund B, and to share voting and dispositive power with respect to 897,862.550 of the shares directly owned by AIFTHL. The filing of the Schedule 13D is not an admission that THL Advisors is the beneficial owner of any such shares. Mr. Thomas H. Lee may be deemed to share voting and dispositive power with respect to the shares beneficially owned by THL Advisors and Charitable Investment. The filing of the Schedule 13D is not an admission that Mr. Lee is the beneficial owner of any such shares. Each of the foregoing entities and persons expressly disclaims beneficial ownership of shares held by any other Investors or of shares held individually by certain directors or executive officers of certain of the Investors. The foregoing information is based on the Schedule 13D filed by the THL Investors on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(34) Based on Schedule 13D filed by Chase Equity Associates, L.P. on July 13, 1999, as amended by Amendment No. 1 thereto filed on February 14, 2000 (with share amount adjusted to reflect subsequent stock dividends). The address of Chase Equity Associates, L.P. is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.
(35) Consists of the following entities (with the number of shares of Series B Preferred Stock directly beneficially owned by such entity indicated):
     CMS Co-Investment Subpartnership, 79,235.692 shares; CMS Diversified Partners, L.P. ("CMS Diversified"), 2,692.535 shares; CMS Co-Investment Partners, L.P. ("CMS Co-Investment"); CMS Co-Investment Partners I-Q, L.P. ("CMS Co-Investment I-Q"); CMS Co-Investment Associates, L.P. ("CMS Associates"); CMS 1997 Investment Partners, L.P. ("CMS 1997"); CMS/DP Associates, L.P. ("CMS/DP"); MSPS Co-Investment, Inc. ("MSPS Co-Investment"); CMS 1997, Inc.; MSPS/DP, Inc. ("MSPS/DP"); and CMS 1995, Inc. CMS Co-Investment Subpartnership is a general partnership whose partners are CMS Co-Investment Partners and CMS Co-Investment Partners I-
     Q. CMS Associates and CMS 1997 serve as the general partners of CMS Co-Investment Partners and CMS Co-Investment Partners I-Q. The sole general partner of CMS Associates is MSPS Co-Investment and the sole general partner of CMS 1997 is CMS 1997, Inc. The address of each of the foregoing entities is c/o CMS Affiliated Partnerships, Two Bala Plaza, 333 City Line Avenue, Suite 300, Bala Cynwyd, Pennsylvania 19004. CMS Co-Investment Subpartnership has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Co-Investment Subpartnership, CMS Co-Investment, CMS Co-Investment I-Q, CMS Associates and CMS 1997 may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Diversified. CMS Diversified has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Diversified, CMS/DP and CMS 1997 may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Co-Investment Subpartnership. The foregoing information is based on the Schedule 13D filed by the CMS Investors on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(36) Consists of the following entities and persons (with the number of shares of Series B Preferred Stock directly beneficially owned by such entity or person indicated): CKE Associates LLC ("CKE"), 11,222.589 shares; The Ovitz Family Limited Partnership ("OFLP"); The Michael and Judy Ovitz Revocable Trust (the "Ovitz Trust"); and Michael S. Ovitz. OFLP is the managing member of CKE and the Ovitz Trust is the general partner of OFLP. Mr. Ovitz and his wife, Judy L. Ovitz, serve as the trustees of the Ovitz Trust. CKE has shared voting and dispositive power with respect to the shares directly owned by it and each of OFLP, the Ovitz Trust and Mr. Ovitz may be deemed to share voting and dispositive power with respect to such shares. The address of each of the foregoing is c/o Dreyer, Edmonds & Associates, 335 South Grand Avenue, Suite 4150, Los Angeles, California 90071. The foregoing is based on the Schedule 13D filed by the CKE Investors on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(37) Based on the Schedule 13D filed on July 12, 1999 by PW Hotel I, LLC ("PW Hotel") and PaineWebber Capital, Inc. ("PW") (with share amounts adjusted to reflect subsequent stock dividends), each of whose address is 1285 Avenue of the Americas, New York, New York 10019. PW Hotel has direct beneficial ownership of 280,581.356 shares of Series B Preferred Stock. PW is the managing member of PW Hotel. PW and PW Hotel share voting and dispositive power with respect to such shares.
(38) Consists of the following entities and persons (with the number of shares of Series B Preferred Stock directly owned by such entity or person being indicated): Guayacan Private Equity Fund Limited Partnership ("GPEF"), 11,222.589 shares; Advent-Morro Equity Partners, Inc. ("AMEP"); Venture Management, Inc. ("VMI") and Cyril L. Meduna. The general partner of GPEF is AMEP, which is controlled by VMI, which in turn is wholly-owned by Mr. Meduna. By virtue of the relationship among these parties, each may be deemed to share beneficial ownership of the shares owned by GPEF. The address of each of the foregoing entities and persons is c/o Advent-Morro Partners, Banco Popular Building, Suite 903, 206 Calle Tetuan, San Juan, PR 00902. The foregoing information is based on the Schedule 13D filed by the Guayacan Investors on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(39) Consists of the following entities (with the number of shares of Series B Preferred Stock directly beneficially owned by such entity being indicated): Strategic Real Estate Investments I, L.L.C. ("Strategic"), 280,581.356 shares; Lend Lease Real Estate Investments, Inc. ("Lend Lease"); and Rosen Consulting Group, Inc. ("Rosen"). The address of Strategic and Rosen is 1995 University Avenue, Suite 550, Berkeley, California 94704, and the address of Lend Lease is 3424 Peachtree Road, Suite 800, Atlanta, Georgia 30326. Strategic has shared voting and dispositive power with respect to the shares directly owned by it. Each of the foregoing entities expressly disclaims beneficial ownership of any shares not held directly by such Investor. The foregoing share amount does not include 1,096,799 shares of Class A Common Stock that are managed by Lend Lease Rosen Real Estate Securities, Inc. for its clients. Mr. Kenneth T. Rosen, a Manager of Strategic, is also Chief Executive Officer of Lend Lease Rosen Real Estate Securities, Inc. The foregoing information is based on the Schedule 13D filed by the Strategic Real Estate Investors on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(40) Based on the Schedule 13D filed on July 14, 1999 by The Bonnybrook Trust ("Bonnybrook"), The Franklin Trust ("Franklin") and The Dartmouth Trust ("Dartmouth") (with share amounts adjusted to reflect subsequent stock dividends). Bonnybrook is the direct beneficial owner of 7,855.811 shares of Series B Preferred Stock; Franklin is the direct beneficial owner of 5,611.292 shares of Series B Preferred Stock; and Dartmouth is the direct beneficial owner of 11,222.589 shares of Series B Preferred Stock. The address of each of Bonnybrook, Dartmouth and Franklin is c/o The Beacon Companies, 2 Oliver Street, Boston, Massachusetts 02110. Alan M. Leventhal, a director of Wyndham, is a trustee of each of Bonnybrook, Franklin and Dartmouth.

   Effective June 30, 1999, Wyndham consummated a restructuring that included the purchase of Series B Preferred Stock by a group of investors (the "Investors"). As of the Record Date, there were 11,027,189.658 shares of Series B Preferred Stock outstanding. The Investors are entitled to vote the Series B Preferred Stock on all matters voted on by the holders of Wyndham's capital stock, except that special rules apply in the case of the election of directors as described elsewhere in this proxy statement. Each share of Series B Preferred Stock held by the Investors entitles the holder to cast the same number of votes as the holder would have been able to cast if its shares were converted into Wyndham Class B Common Stock. On this "as converted" basis, the Investors held as of the Record Date approximately 43% of the voting power of Wyndham's capital stock. Because a portion of the dividends paid to the Investors on their Series B Preferred Stock is paid in additional shares of Series B Preferred Stock, assuming Wyndham issues no other voting shares, the "as converted" voting power of the Investors would rise to approximately 52% by June 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Separation Agreements

   James Carreker. Mr. Carreker resigned his position as Chairman of the Board on October 13, 2000. For purposes of his separation agreement, Mr. Carreker's employment with the Company terminated effective December 31, 2000. Pursuant to the separation agreement, Wyndham paid Mr. Carreker a bonus of $936,000 for 2000 and $48,000 for accrued but unused vacation time. Wyndham also agreed, among other things, to (a) pay Mr. Carreker a severance payment of $4,365,000 over a thirty-six month period commencing January 31, 2001, subject to certain setoffs, (b) pay health insurance premiums for a period of three years from the resignation date, (c) provide Mr. Carreker with an office and related facilities and an assistant for a period of three years from the resignation date, and (d) provide certain out-placement services for a period of one year from the resignation date. All stock options and other stock-based grants to Mr. Carreker immediately vested and became exercisable on the termination date for a period of one year or the remaining option term (not to exceed four years after the termination date), whichever is later.

   Stanley M. Koonce, Jr. Mr. Koonce resigned his position as Executive Vice President effective April 28, 2000. Pursuant to the terms of his separation agreement, Wyndham paid Mr. Koonce a pro rated bonus of $43,680 for 2000. Wyndham also agreed, among other things, to (a) pay Mr. Koonce a severance payment of $890,400 over a twenty-four month period commencing April 29, 2000, subject to certain setoffs, (b) pay health insurance premiums until the earlier of twelve months or the date of his eligibility for similar coverage by a new employer, (c) provide certain out-placement services, and (d) extend to April 28, 2004 the maturity of a no personal liability non-recourse promissory note so long as Mr. Koonce complies with certain continuing covenants in his employment agreement.

   Carla Moreland. Ms. Moreland resigned her position as Executive Vice President and General Counsel effective December 31, 2000. Pursuant to the terms of her separation agreement, Wyndham agreed to pay

Ms. Moreland any accrued and unpaid salary on or before January 15, 2001 and a bonus of $350,000 for 2000. Wyndham also agreed, among other things, to (a) pay Ms. Moreland a severance payment of $1,126,666 over a twenty-four month period commencing January 31, 2001, subject to certain setoffs, including a setoff for payments made for consulting services pursuant to the severance agreement, (b) pay health insurance premiums for a period of one year from the resignation date, and (c) provide Ms. Moreland with an office and related facilities and an assistant until April 30, 2001. Pursuant to the severance agreement, Ms. Moreland agreed to provide certain consulting services to Wyndham and its subsidiaries for a two year period commencing on January 1, 2001. In consideration for the consulting services, Wyndham agreed to pay Ms. Moreland a retainer of $1,155,613 over a twenty-four month period (which amount may be used as a set-off against the severance payment). Ms. Moreland will also receive an hourly fee for any consulting services she provides to the Company and its subsidiaries.

   Anne Raymond. Ms. Raymond resigned her position as Chief Investment Officer effective July 1, 2000. Pursuant to the separation agreement, Wyndham paid Ms. Raymond a pro rated bonus of $90,725 for 2000. Wyndham also agreed, among other things, to (a) pay Ms. Raymond a severance payment of $983,800 over a twenty-four month period commencing on the next payroll date after July 1, 2000, subject to certain setoffs, (b) pay health insurance premiums until the earlier of twelve months or the date of her eligibility for similar coverage by a new employer, (c) provide certain out-placement services for a period of six months from the resignation date, and (d) extend to June 1, 2004 the maturity of a no personal liability non-recourse promissory note so long as Ms. Raymond complies with certain continuing covenants in her employment agreement.

   Leslie Bentley. Mr. Bentley resigned his position as Executive Vice President effective July 31, 2000. Pursuant to the separation agreement, Wyndham paid Mr. Bentley a bonus of $169,635 for 2000, which, net of taxes, was used to repay a prior loan in the amount of $100,000 from Wyndham to Mr. Bentley. Wyndham also agreed, among other things, to (a) pay Mr. Bentley a severance payment of $1,049,334 over a twenty-four month period commencing on the next payroll date after July 31, 2000, subject to certain setoffs, (b) pay health insurance premiums until the earlier of twelve months or the date of his eligibility for similar coverage by a new employer, (c) provide certain out-placement services for a period of six months from the resignation date (but not to exceed $27,000), and (d) extend to July 31, 2002 the maturity of certain promissory notes so long as Mr. Bentley complies with certain continuing covenants in his employment agreement.

   Karim Alibhai. Mr. Alibhai resigned his positions as President and Chief Operating Officer of Wyndham effective as of June 30, 1999. Pursuant to the terms of his separation agreement, Wyndham agreed to (a) pay Mr. Alibhai $180,000 as a pro rata incentive bonus for 1999, (b) permit Mr. Alibhai to participate in certain health and other benefit plans for two years, (c) provide certain hotel space to Mr. Alibhai until November 21, 1999, and (d) reprice as of June 1, 1999 all of Mr. Alibhai's options to purchase 601,065 paired shares by canceling such options and issuing new, fully vested options to purchase 100,000 shares of Class A Common Stock at a purchase price of $5.1875 per share, which options are exercisable until June 30, 2002, so long as Mr. Alibhai complies with certain continuing covenants under his employment agreement.

Wyndham Merger

   As part of the merger of Wyndham Hotel Corporation with and into Patriot in January 1998, Patriot entered into an Omnibus Purchase and Sale Agreement, as well as 11 individual purchase and sale agreements with various descendants of Mr. and Mrs. Trammell Crow, and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such persons (collectively, the "Crow Family Members"), Mr. Carreker, Mr. Bentley and Mr. Koonce, for the acquisition of 11 hotels. As part of such merger, Crow Family Members and the Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden LaGuardia as set forth in the Omnibus Purchase and Sale Agreement. On April 6, 2000, Wyndham paid $9,555,575 and $7,156,263, respectively, as additional consideration.

Sierra and Summerfield

   The acquisition of SF Hotels Company in June of 1998 (the "Summerfield acquisition") was subject to future purchase price adjustments. Effective February 8, 2000, Wyndham paid an additional $32.8 million as additional consideration pursuant to the purchase agreement. Of the amount paid, Mr. Rolf Ruhfus received approximately $12,966,000.

   Effective March 31, 2000, the Company sold its Sierra Suites hotel brand, properties and related assets (the "Sierra transaction") to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus for approximately $53.0 million. The transaction included the sale by the Company of one owned and three leased properties, seventeen franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company received net cash proceeds of $23.0 million and was relieved of $29.8 million of future obligations due under the purchase and sale agreement. As a result of the Sierra transaction, the Company will not be liable for any additional consideration under the purchase agreement. As part of the Sierra transaction, Sierra Suites Hotel Company, L.P. agreed to develop five additional Summerfield Suites Hotels by April 2007 or pay the Company liquidated damages of $1 million for each hotel not developed. In addition, Sierra Suites Hotel Company, L.P. and Mr. Ruhfus agreed not to compete with the Company by developing or acquiring another upscale, extended stay brand and granted the Company a right of first refusal with respect to the franchising of certain hotels as Summerfield Suites.

   As part of the Summerfield acquisition, Mr. Ruhfus retained the right to a 15% participation with the Company in the appreciation in value of the Miami Airport Summerfield based on terms set forth in a carried interest payment agreement.

   During 2000, the Company made lease payments of $882,103 to an affiliate of Summerfield Associates, L.P., a partnership in which Rolf Ruhfus has an ownership interest, related to the hotels listed below:

        Sierra Suites Atlanta Cumberland................... $394,642
        Sierra Suites Phoenix Camelback....................  186,589
        Sierra Suites Westborough..........................  300,872

   As part of the Sierra transaction, effective March 31, 2000, these leases were sold to an entity affiliated with Mr. Ruhfus.

GAH Acquisition-Phase II

   As part of the acquisition of CHCI by the Company and Patriot on June 30, 1998, the Company and Patriot may be obligated on September 30, 2002 to pay Mr. Alibhai and Mr. Weiser additional consideration, in each case based upon the performance of specified assets, based on formulas as set forth in merger and contribution agreements.

Other Related Party Transactions

   During 2000, Wyndham received hotel management fees in the aggregate amount of approximately $8.9 million from the partnerships owning Wyndham hotels listed below, in which Crow Family Members and Mr. Carreker have an interest.

   During 2000, Wyndham received payments in the aggregate amount of $2.3 million from the hotel partnerships listed below, in which Crow Family Members and Mr. Carreker have an interest. The payments were received as reimbursements for certain administrative, tax, legal, accounting, finance, risk management, sales and marketing services provided by Wyndham to such entities.


                  Hotel Partnership                          Hotel
                  -----------------                          -----
      Anatole Hotel Investors, L.P.               Wyndham Anatole
      Bristol Hotel Associates, Ltd.              Wyndham Bristol
      Playhouse Square Hotel Limited Partnership  Wyndham Playhouse Square
      MTD Associates                              Wyndham Milwaukee Center
      Hotel and Convention Center Partners I-XI,
       Ltd.                                       Wyndham Palm Springs
      Amgreen-Heritage Hotel Partnership, Ltd.    Wyndham Garden Hotel-Orange
      Waterfront-Hotel Associates, S.E.           Wyndham Old San Juan

   During 2000, Wyndham received hotel management fees in the aggregate amount of approximately $6.4 million from the owner of the hotels listed below in which Karim Alibhai, Rolf Ruhfus, Sherwood Weiser or Milton Fine has an interest.

                                                                  2000 Aggregate
                                                                  Management and
Karim Alibhai                                                      Service Fees
-------------                                                     --------------
Days Inn Astrodome, Houston......................................    $ 41,673
Days Inn Greenspoint, Houston....................................      13,390
Hampton Inn Corpus Christi.......................................      15,674
Hawthorne Suites, Houston........................................      31,186
Holiday Inn Stevens Point-Portage County, WI.....................     249,226
Holiday Inn Astrodome, Houston...................................     236,704
Inn at Maingate dba Doubletree Maingate, Kissimmee, FL...........     566,536
Marriott Residence Inn, Houston Medical Center...................     124,037
Sheraton Astrodome, Houston......................................     483,256
Wyndham Miami-Biscayne Bay.......................................     706,195
Radisson Astrodome, Houston......................................      49,008
Radisson Acapulco................................................     110,796
Sheraton Edmonton................................................     222,519
Wyndham Montreal.................................................     165,961

                                                                  2000 Aggregate
                                                                  Management and
Rolf Ruhfus                                                        Service Fees
-----------                                                       --------------
Summerfield Suites-Bridgewater...................................    $509,769
Summerfield Suites-Burlington....................................     484,426
Summerfield Suites Chicago Downtown..............................     272,879
Summerfield Suites Charlotte.....................................     143,861
Summerfield Suites Gaithersburg..................................     328,445
Summerfield Suites Pleasanton....................................     365,120
Summerfield Suites Scottsdale....................................     253,662
Summerfield Suites-Plymouth Meeting..............................     334,597
Sierra Suites-Atlanta Perimeter..................................      40,467
Sierra Suites-Bothell............................................      43,300
Sierra Suites-Chantilly..........................................      91,560
Sierra Suites-Orlando............................................     102,509
Sierra Suites-Lake Buena Vista...................................      65,625
Sierra Suites-Phoenix Metro Center...............................      34,837
Sierra Suites-Piscataway.........................................      64,033
Sierra Suites-Pleasanton.........................................     108,244
Sierra Suites-San Jose Sierra....................................     298,064
Sierra Suites-Scottsdale.........................................      58,593
Sierra Suites-Waltham............................................     344,659
Sierra Suites-Woburn.............................................      71,540

                                                                  2000 Aggregate
                                                                  Management and
Sherwood Weiser                                                    Service Fees
---------------                                                   --------------
Holiday Inn Dayton Mall, Ohio....................................   $ 186,998
Sheraton University City, Philadelphia...........................     447,828
Wyndham Miami-Biscayne Bay.......................................     706,175
Westin Hotel Providence, RI......................................     138,847
Washington Duke..................................................   1,112,859

                                                                  2000 Aggregate
                                                                  Management and
Milton Fine                                                        Service Fees
-----------                                                       --------------
Wyndham Reach Resort-Key West, FL................................    $261,634

   During 2000, Wyndham received payments in the aggregate amount of $327,385 from the hotels listed below in which certain entities affiliated with the Apollo Investors have an interest:

                                                                  2000 Aggregate
                                                                  Management and
                                                                   Service Fees
                                                                  --------------
Days Inn Astrodome, Houston......................................    $41,673
Holiday Inn Astrodome, Houston...................................    236,704
Radisson Astrodome, Houston......................................     49,008

   In September 2000, the Company and an entity affiliated with Mr. Alibhai entered into a Memorandum of Understanding concerning receivables due to the Company from entities affiliated with Mr. Alibhai. As of December 31, 2000, the Company was owed approximately $5,204,000 for management fees, service fees, and reimbursements from 10 hotels in which Mr. Alibhai has an ownership interest.

   As of December 31, 2000, the Company was owed approximately $2,358,000 for management fees from two hotels in which Mr. Weiser has an ownership interest.

   During 1996, certain former Wyndham senior executive officers incurred indebtedness to Wyndham Finance Limited Partnership ("WFLP"), a partnership owned by the Crow Family Members. Such promissory notes, which are made payable to Wyndham, accrue interest at 6% per annum and are secured by the pledge of shares of Class A Common Stock held by the note obligors. As a part of these former senior executive officers' amended employment contracts and separation agreements, the maturity dates of these notes were extended to dates ranging from July 31, 2002 through April 19, 2006. As of December 31, 2000, these promissory notes had an outstanding balance of $17,139,255 including accrued interest. The aggregate principal amount of such loans, including interest, are as follows:

                                                              December 31, 2000
                                                              -----------------
James D. Carreker............................................    $6,483,013
Leslie V. Bentley............................................     2,386,082
Stanley M. Koonce, Jr........................................     2,430,858
Anne L. Raymond..............................................     5,839,302

   Pursuant to a promissory note, Wyndham has loaned $1,276,973 to WFLP. The loan bears interest at a rate equal to prime plus 2.00%. As of December 31, 2000, principal and accrued interest in the amount of $1,999,713 remained outstanding on the loan. The loan was due in April 2000 but WFLP has not repaid the loan amount as of April 30, 2001.

   During 1999, Wyndham loaned Mr. Bentley $350,000 pursuant to a recourse note. The loan bears interest at a rate equal to Wyndham's rate on its revolving credit facility. As of December 31, 2000, principal and accrued interest in the amount of $288,494 remained outstanding on the loan. During 1999, in connection with his employment agreement, Wyndham also loaned Mr. Bentley $430,000 evidenced by a promissory note that is recourse to Mr. Bentley and bears interest at a rate of 7.00% per annum. As of December 31, 2000, principal and accrued interest in the amount of $486,159 remained outstanding on the loan. Pursuant to Mr. Bentley's separation agreement, each loan is due on July 31, 2002 so long as Mr. Bentley complies with certain continuing covenants contained in his employment agreement.

   In 1999, in connection with his employment agreement, Wyndham loaned Mr. Kleisner $500,000 pursuant to a recourse note for use in purchasing a residence in Dallas. The note does not bear interest. In 1999, in connection with his employment agreement, Wyndham also loaned Mr. Kleisner $850,000 pursuant to a nonrecourse note. The note bears interest at a rate equal to Wyndham's rate on its revolving credit facility. As of December 31, 2000, principal and accrued interest in the aggregate amount of $952,590 remained outstanding on the loan.

   In 2000, in connection with his employment agreement, Wyndham loaned Mr. Teng $1,000,000 pursuant to a recourse note. The note bears interest at a rate equal to Wyndham's rate on its revolving credit facility. Pursuant to the terms of his employment agreement, subject to Mr. Teng's continuing employment, Wyndham has agreed to forgive the principal amount of the note and all accrued but unpaid interest on such forgiven principal amount in equal monthly installments over a three-year period. As of December 31, 2000, principal and accrued interest in the amount of $777,778 remained outstanding on the loan.

   In 1999, in connection with his employment agreement, Wyndham loaned Mr. Johnson $200,000 pursuant to a recourse note. The note bears interest at a rate equal to 7.00% per annum. As of December 31, 2000, principal and accrued interest in the amount of $30,838 remained outstanding on the loan.

   The Company is owed $2.8 million by Wynright Insurance. Wynright Insurance is an entity owned by Crow Family Members.

   In 2000, the Company made payments in the aggregate amount of $3,448,000 to Kinetic Group Limited Partnership, an entity 50% owned by Trammell Crow Company and 50% owned by an entity owned by Crow

Family Members and Mr. Carreker. The payments were made under the terms of a service agreement whereby Kinetic Group Limited Partnership provides management information services to the Company.

   Norman Brownstein, a director of Wyndham, is chairman of Brownstein Hyatt & Farber P.C., a law firm that has advised Wyndham on certain matters related to litigation and real property transactions. During 2000, Wyndham paid Brownstein Hyatt & Farber, P.C. approximately $138,000 in legal fees.

   In 2000, the Company managed Wyndham branded hotels for affiliates of Hampstead Group L.L.C. An entity owned by Crow Family Members, Mr. Carreker and certain former Wyndham senior executive officers may be entitled to a contingent payment at such time as all such hotels achieve an investment return target of 15% on all equity capital invested through such program plus certain overhead costs. The amount of such contingent payment is 10% of all cash proceeds realized in excess of the investment return target.

   In August 2000, the Company amended its management agreement for the Wyndham Anatole Hotel, which is owned by a limited partnership owned by Crow Family Members. This amendment included the extension of the expiration date of the term of the management agreement to August 31, 2020. In consideration for the amendment, the Company paid $67.0 million to the hotel owner and agreed to make certain other loans, investments and financial accommodations for the benefit of the hotel owner and the hotel. These other loans, investments and financial accommodations include the extension of the maturity date of a $10.0 million loan that the Company made to the hotel owner in 1997 from May 9, 2004 to the date that is 180 days after the Anatole management agreement expires or is terminated, which loan was made in connection with the renovation of the Trinity Hall exhibit hall located at the hotel; the Company's investment of $4.0 million in the hotel to convert a portion of the Verandah Club health club located at the hotel to a Golden Door City Spa; the Company's investment of an additional $10.0 million in the hotel for expansion of a ballroom and upgrades to meeting and exhibit space; and the Company's provision of a letter of credit in the original stated amount of $21.0 million as partial security for the hotel's primary mortgage indebtedness and a preferred financial return to the hotel owner. The $4.0 million investment is subject to being repaid from the hotel's health club and spa income, if any, in excess of specified target performance amounts. Any amounts not paid by August 31, 2020 or the date of any earlier termination of the management agreement are to be canceled. Under the terms of the $10.0 million investment, the Company is to receive a 12% per annum required return, and the investment is to be repaid on August 31, 2020 or in connection with any sooner termination of the management agreement.

   In 2000, Wyndham entered into a time share agreement with Tempus Resorts International, Ltd., an affiliate of certain of the Apollo Investors ("Tempus"). The time share operates under the name Wyndham Vacation Club. To date, Wyndham has not made any payments to Tempus in connection with the Wyndham Vacation Club.

   Messrs. Alibhai and Weiser may each be deemed to have shared beneficial ownership of 48.4% of the outstanding common stock of Interstate Hotels Corporation ("IHC") by virtue of their indirect control of certain partnerships that own preferred stock and notes convertible into 48.4% of the outstanding common stock of IHC. The Company holds a 49% ownership interest in Interstate Hotels Corporation, LLC, a significant subsidiary of IHC.

   In connection with the merger of IHC with and into Patriot American Hospitality, Inc. ("Patriot"), IHC, Patriot, Mr. Fine and certain other parties entered into a Shareholders Agreement, dated December 2, 1997. Pursuant to the terms of the Shareholders Agreement, Patriot must indemnify Mr. Fine for certain tax liabilities until the earlier to occur of December 2, 2007 or the death of Mr. Fine.

   In connection with the sale on August 16, 1996 of certain property from an entity affiliated with Mr. Alibhai to the Company, the Company granted the entity a profit participation interest. If the Company sells, exchanges or enters into a similar transaction with respect to the property and receives the minimum return set forth in the agreement, the entity affiliated with Mr. Alibhai will be entitled to receive 25% of the proceeds in excess of the minimum return.

   Pursuant to a promissory note, Wyndham has loaned $1,920,090 to WHC-LG Hotel Partners LP, an entity owned by Crow Family Members. The loan bears interest at 9% and matures in December 2005. As of December 31, 2000, principal and accrued interest in the amount of $2,251,977 remained outstanding on the loan.

   Wyndham has advanced $473,450 to San Juan Associates, LP SE, an entity owned primarily by Crow Family Members. The advance bears interest at 14.5% and is payable as the related hotel's cash flow permits. As of December 31, 2000, principal and accrued interest in the amount of $697,517 remained outstanding on the advance. Wyndham has also advanced an additional $2,095,987 to San Juan Associates, LP SE. Wyndham is not accruing interest on this advance, which is payable when permanent financing becomes available.

   Pursuant to the Securities Purchase Agreement, dated February 18, 1999, by and among the Company, the Investors and the other parties thereto, the Company must indemnify the Investors for any breach of the representations, warranties and covenants contained in the Securities Purchase Agreement. As of the date of this Proxy Statement, most of the representations, warranties and covenants contained in the Securities Purchase Agreement have expired. The remaining indemnification obligations of the Company are subject to certain threshold amounts that must be surpassed before a claim for indemnification can be made. To the extent the Company must indemnify the Investors, the conversion price of the Series B Preferred Stock will be reduced pursuant to the terms of the Certificate of Designation for the Series B Preferred Stock, subject to certain enumerated exceptions.

   On March 23, 2001, the Company entered into a letter of intent with American Property Management, an entity affiliated with the Apollo Investors, for the sale of the Hilton Del Mar property. As of April 30, 2001, the parties have not entered into a definitive sale agreement for such property.

   In September 2000, the Company entered into a letter of intent to sell 10 Wyndham Garden Hotels to an entity affiliated with Crow Family Members and Mr. Bentley for approximately $115.0 million. As of April 30, 2001, the parties have not entered into a definitive sale agreement.

   An indirect subsidiary of the Company, GAH-II, L.P. ("GAH"), owns legal title to a 79% limited partnership interest in Braeswood Hospitality, L.P. ("Braeswood") and to 100% of the common stock of Braeswood Operating Corporation ("Braeswood GP"), the sole general partner of Braeswood. GAH became a subsidiary of the Company pursuant to transactions concluded in 1997 and 1998. In 1994, prior to the Company's involvement, Braeswood became the sublessee of a hotel in Houston, Texas, and executed a promissory note. GAH guaranteed the sublease and entered into a management agreement for the hotel with Braeswood. In September 1995, Patriot American Hospitality, L.P., now known as Patriot American Hotel Notes Partnership, L.P. ("PAH"), sold its 50% interest in GAH to CHC REIT Management Corporation ("CRMC"), which at that time was not affiliated with the Company. PAH and the other then owner of GAH, Gencom Hospitality, L.P. ("Gencom"), an affiliate of Mr. Alibhai, gave several indemnities whereby each of PAH and Gencom agreed to restore to GAH 50% of any losses sustained in respect of obligations of Braeswood. Also as part of that transaction, GAH terminated its management agreement with Braeswood and agreed that it was holding title to its interests in Braeswood and Braeswood GP for the benefit of Gencom and PAH. Gencom also assumed responsibility for the operation and management of Braeswood. In 1998, a subsidiary of the Company acquired the parent of CRMC and thus succeeded to the rights of CRMC in respect of the September 1995 indemnities from PAH and Gencom. Additionally, in October 1997, as part of the Company's acquisition of the interests of Mr. Alibhai and certain of his affiliates in GAH, Mr. Alibhai as successor to Gencom, reaffirmed his September 1995 indemnity and gave an additional indemnity to the Company in respect of losses with respect to Braeswood and Braeswood GP attributable to the interest in GAH then being acquired. In November 2000, the sublessor under the sublease to Braeswood and holder of the note from Braeswood asserted claims of approximately $2.65 million with respect to breach of the sublease and nonpayment of the note. Certain subsidiaries of the Company are actively pursuing their rights under the foregoing indemnities.

   In 2000, the Company entered into a contract with Rare Medium, Inc., a company in which certain of the Apollo Investors have an equity interest, pursuant to which Rare Medium, Inc. will, on a project basis, provide Wyndham with software, services related to e-commerce and similar technology. The agreement has a three-year term but may be terminated by Wyndham at any time. During 2000, Wyndham paid Rare Medium, Inc. fees totaling $1,108,858 for software and services provided.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2001

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