Form 10-Q
period 2001-03-31
WYNDHAM INTERNATIONAL INC
filed 2001-05-14
CIK 715273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended March 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from _________ to _________

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


   The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, as of the close of business on May 10, 2001, was 168,204,909.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.   Financial Statements

Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December
   31, 2000..........................................................................    3
  Condensed Consolidated Statements of Operations for the three months ended March
   31, 2001 and 2000 (unaudited).....................................................    4
  Condensed Consolidated Statements of Cash Flows for the three months ended March
   31, 2001 and 2000 (unaudited).....................................................    5
  Notes to Condensed Consolidated Financial Statements as of March 31, 2001
   (unaudited).......................................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................   12

Item 3.   Qualitative and Quantitative Disclosures about Market Risks................   16

                             PART II--OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................   17

Item 2.   Changes in Securities and Use of Proceeds..................................   18

Item 3.   Defaults Upon Senior Securities............................................   18

Item 4.   Submission of Matters to Vote of Security Holders..........................   18

Item 5.   Other Information..........................................................   18

Item 6.   Exhibits and Reports on Form 8-K:                                             18
  Exhibits...........................................................................   18
  Reports on Form 8-K................................................................   18

Signature............................................................................   19

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                        March 31,   December 31,
                                                           2001         2000
                                                        ----------  ------------
                                                              (unaudited)
                        ASSETS

Current assets:
 Cash and cash equivalents............................  $   62,644   $   52,460
 Restricted cash......................................     104,079       98,070
 Accounts receivable..................................     202,919      188,381
 Inventories..........................................      21,364       21,211
 Prepaid expenses and other assets....................      17,866       15,248
 Assets held for sale, net of accumulated
  depreciation of $202,599 in 2001 and $205,242 in
  2000................................................   1,183,179    1,196,272
                                                        ----------   ----------
   Total current assets...............................   1,592,051    1,571,642
                                                        ----------   ----------
Investment in real estate and related improvements net
 of accumulated depreciation of $548,407 in 2001 and
 $497,669 in 2000.....................................   3,491,600    3,515,223
Investment in unconsolidated subsidiaries.............     104,811      104,814
Notes and other receivables...........................      49,647       48,976
Management contract costs, net of accumulated
 amortization $20,066 in 2001 and $18,034 in 2000.....     107,177      109,106
Leasehold costs, net of accumulated amortization of
 $23,421 in 2001 and $21,128 in 2000..................     122,752      125,044
Trade names and franchise costs, net of accumulated
 amortization of $19,180 in 2001 and $17,560 in 2000..     102,629      104,249
Deferred acquisition costs............................       3,645        2,936
Goodwill and intangibles, net of accumulated
 amortization of $39,843 in 2001 and $36,826 in 2000..     336,016      339,032
Deferred expenses, net of accumulated amortization of
 $40,706 in 2001 and $42,244 in 2000..................      76,355      104,474
Other assets..........................................      41,227       41,403
                                                        ----------   ----------
   Total assets.......................................  $6,027,910   $6,066,899
                                                        ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses................  $  209,249   $  210,592
 Deposits.............................................      35,129       38,943
 Borrowings associated with assets held for sale......     483,898      505,836
 Current portion of borrowings under credit facility,
  term loans, mortgage notes and capital lease
  obligations.........................................     155,208      155,728
                                                        ----------   ----------
   Total current liabilities..........................     883,484      911,099
                                                        ----------   ----------
Borrowings under credit facility, term loans, mortgage
 notes and capital lease obligations..................   2,727,120    2,737,386
Derivative financial instruments......................      50,902          --
Deferred income taxes.................................     409,912      430,030
Deferred income.......................................       7,450        7,875
Minority interest in the operating partnerships.......      21,416       21,416
Minority interest in other consolidated subsidiaries..     167,216      164,906
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  11,284,507 in 2001 and 11,087,390 in 2000...........         113          111
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,473,305 in 2001 and 167,416,376 in 2000.........       1,675        1,674
 Additional paid in capital...........................   3,849,006    3,828,900
 Receivables from shareholders........................     (17,403)     (17,161)
 Accumulated other comprehensive loss.................     (39,385)        (811)
 Accumulated deficit..................................  (2,033,596)  (2,018,526)
                                                        ----------   ----------
   Total shareholders' equity.........................   1,760,410    1,794,187
                                                        ----------   ----------
     Total liabilities and shareholders' equity.......  $6,027,910   $6,066,899
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

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Revenue:
  Hotel revenue........................................... $604,757  $637,061
  Management fee and service fee income...................    7,920    12,600
  Interest and other income...............................    3,679     3,965
                                                           --------  --------
    Total revenue.........................................  616,356   653,626
                                                           --------  --------
Expenses:
  Hotel expenses..........................................  425,606   440,727
  General and administrative..............................   13,301    21,943
  Interest expense........................................   85,944    91,863
  Depreciation and amortization...........................   54,842    79,451
  (Gain) loss on sale of assets...........................     (336)    3,208
  Loss on derivative instruments..........................    3,575       --
                                                           --------  --------
    Total expenses........................................  582,932   637,192
                                                           --------  --------
Operating income..........................................   33,424    16,434
  Equity in earnings of unconsolidated subsidiaries.......      381       490
                                                           --------  --------
Income before income tax provision, minority interest and
 accounting change........................................   33,805    16,924
  Income tax provision....................................  (13,985)   (2,945)
                                                           --------  --------
Income before minority interest and accounting change.....   19,820    13,979
  Minority interest in consolidated subsidiaries..........   (4,846)   (2,382)
                                                           --------  --------
Income before accounting change...........................   14,974    11,597
  Cumulative effect of change in accounting principle, net
   of taxes...............................................   (3,261)      --
                                                           --------  --------
Net income................................................ $ 11,713  $ 11,597
  Preferred stock dividends...............................  (27,025)  (25,215)
                                                           --------  --------
Net loss attributable to common shareholders.............. $(15,312) $(13,618)
                                                           ========  ========
Basic and Diluted loss per common share:
  Net loss before accounting change....................... $  (0.07) $  (0.08)
  Cumulative effect of change in accounting principle, net
   of taxes...............................................    (0.02)      --
                                                           --------  --------
    Net loss per common share............................. $  (0.09) $  (0.08)
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

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Cash flows from operating activities:
Net income................................................ $ 11,713  $ 11,597
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization...........................   54,842    79,451
  Amortization of unearned stock compensation.............      --        153
  Amortization of deferred loan costs.....................    5,399     5,278
  Net (gain) loss on sale of assets.......................     (336)    3,208
  Loss on derivative instruments..........................    3,575       --
  Provision for bad debt expense..........................      --        813
  Equity in earnings of unconsolidated subsidiaries.......     (381)     (490)
  Minority interest in consolidated subsidiaries..........    4,846     2,382
  Deferred income taxes...................................    8,109    (3,055)
  Cumulative effect of change in accounting principle.....    3,261       --
  Changes in assets and liabilities:
    Accounts receivable and other assets..................  (17,771)  (39,637)
    Inventory.............................................     (153)    1,312
    Deferred income.......................................     (425)      --
    Accounts payable and other accrued expenses...........    2,085   (34,113)
                                                           --------  --------
      Net cash provided by operating activities...........   74,764    26,899
                                                           --------  --------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital
  assets net of cash acquired.............................      --    (20,626)
 Improvements and additions to hotel properties...........  (45,505)  (40,707)
 Proceeds from sale of assets.............................   29,851    45,967
 Payment of contingent liability..........................       --   (32,825)
 Changes in restricted cash accounts......................   (6,009)  (33,210)
 Collection on notes receivable...........................      211       312
 Advances on other notes receivable.......................   (1,365)     (344)
 Deferred acquisition costs...............................     (709)     (963)
 Investment in unconsolidated subsidiaries................   (1,297)   (4,370)
 Distributions from unconsolidated subsidiaries...........    1,514       622
 Other....................................................      (84)    1,426
                                                           --------  --------
    Net cash used in investing activities.................  (23,393)  (84,718)
                                                           --------  --------
Cash flows from financing activities:
 Borrowings under credit facility and mortgage notes......  120,000   150,081
 Repayments under credit facility and mortgage notes...... (152,724) (105,471)
 Payment of deferred loan costs...........................      755       --
 Distributions made to minority interest in other
  partnerships............................................   (2,536)   (3,147)
 Dividends paid...........................................   (7,312)   (7,312)
 Proceeds received from amendments to financial
  derivatives.............................................       --     6,654
 Premiums paid for financial derivatives..................       --   (34,360)
 Other....................................................       --       300
                                                           --------  --------
    Net cash (used in) provided by financing activities...  (41,817)    6,745
                                                           --------  --------
 Foreign currency translation adjustment..................      630     1,212
 Net increase (decrease) in cash and cash equivalents.....   10,184   (49,862)
 Cash and cash equivalents at beginning of period.........   52,460   144,333
                                                           --------  --------
 Cash and cash equivalents at end of period............... $ 62,644  $ 94,471
                                                           ========  ========


   The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

1. Organization:

   Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel operators. As of March 31, 2001, Wyndham owned interests in 138 hotels with over 39,700 guestrooms and leased 38 hotels from third parties with over 5,800 guestrooms. In addition, Wyndham managed 35 hotels for third party owners with over 10,900 guestrooms and franchised 30 hotels with over 5,600 guestrooms.

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

   These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to current period presentation with no effect to previously reported net income or accumulated deficits.

2. Investment in Real Estate and Related Improvements

 Asset Sales

   During the first quarter of 2001, the Company sold one hotel property and a sewer company. The Company received net cash proceeds of approximately $7,976, after the repayment of mortgage debt of $21,875. The Company recorded a net gain of $336, net of previous impairment of $19,089, as a result of asset sales.

3. Borrowing Under Term Loans, Mortgage Notes and Capital Lease Obligations:

   Effective March 30, 2001, the Company amended two mortgage notes with balances of $29,540 and $15,000 with Credit Lyonnais. The amendments extended the maturities from March 30, 2001 to September 28, 2001 and March 29, 2002, respectively. The notes bear interest at LIBOR plus 2.25%.

   In connection with the sale of the hotel, the proceeds from the sale of the property were used to repay mortgage debt owed to Lehman Brothers Holdings Inc. in the amount of $21,875.

                          WYNDHAM INTERNATIONAL, INC.

4. Derivatives:

   In the first quarter of 2001, the Company changed its method of accounting for its derivative instruments in accordance with its adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

   SFAS No. 133, as amended, requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. SFAS No. 133, as amended, requires that derivatives that are not hedges be recorded at fair value through earnings. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. SFAS No. 133, as amended, provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

   The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $3,261 (net of taxes of $2,175) being recognized in the consolidated statement of operations and a charge of $19,229 (net of taxes of $12,819) in other comprehensive income in the first quarter of 2001.

   As of March 31, 2001, the Company had recorded a charge to earnings of $3,575 for the change in the fair market value through earnings, and $19,849 (net of taxes of $13,233) through other comprehensive income.

5. Comprehensive (Loss) Income:

   SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive (loss) income for the relevant periods is calculated as follows:

                                                                Three Months
                                                                   Ended
                                                                 March 31,
                                                              -----------------
                                                                2001     2000
                                                              --------  -------
   Net income................................................ $ 11,713  $11,597
   Unrealized gain on securities held for sale...............       18    1,021
   Unrealized foreign exchange gain..........................      486      137
   Unrealized loss on derivative instruments.................  (39,078)     --
                                                              --------  -------
     Total comprehensive (loss) income....................... $(26,861) $12,755
                                                              ========  =======

                          WYNDHAM INTERNATIONAL, INC.

6. Computation of Earnings Per Share:

   Basic and diluted earnings per share have been computed as follows:

                                Three Months Ended       Three Months Ended
                                  March 31, 2001           March 31, 2000
                              ------------------------ ------------------------
                               Basic    Diluted(1),(2)  Basic    Diluted(1),(2)
                              --------  -------------- --------  --------------
                                 (in thousands, except per share amounts)
Income before accounting
 change...................... $ 14,974     $ 14,974    $ 11,597     $ 11,597
Preferred stock dividends....  (27,025)     (27,025)    (25,215)     (25,215)
                              --------     --------    --------     --------
Loss attributable to common
 shareholders before
 cumulative effect of
 accounting change...........  (12,051)     (12,051)    (13,618)     (13,618)
Cumulative effect of
 accounting change...........   (3,261)      (3,261)        --           --
                              --------     --------    --------     --------
Net loss attributable to
 common shareholders......... $(15,312)    $(15,312)   $(13,618)    $(13,618)
                              ========     ========    ========     ========
Weighted average number of
 shares outstanding..........  167,419      167,419     167,204      167,204
                              ========     ========    ========     ========
Loss per share:
Loss before extraordinary
 item........................ $  (0.07)    $  (0.07)   $  (0.08)    $  (0.08)
  Accounting change..........    (0.02)       (0.02)         --           --
                              --------     --------    --------     --------
  Net loss................... $  (0.09)    $  (0.09)   $  (0.08)    $  (0.08)
                              ========     ========    ========     ========

--------
(1) For the three months ended March 31, 2001, the dilutive effect of unvested stock grants of 463, the option to purchase 368 shares of common stock and 131,368 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2000, the dilutive effect of unvested stock grants of 810, the option to purchase 44 shares of common stock and 122,511 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) For the three months ended March 31, 2001, options to purchase 12,515 shares of common stock at prices ranging from $2.0625 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three months ended March 31, 2000, options to purchase 14,442 shares of common stock at prices ranging from $2.6875 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

7. Commitments and Contingencies:

 Contingencies

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Old Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Old Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc.,

                          WYNDHAM INTERNATIONAL, INC.

et al., No. C- 99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. The Court heard legal arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against Patriot, Old Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Old Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Old Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al. No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court has heard arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

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

                          WYNDHAM INTERNATIONAL, INC.

8. Dividends

   On March 31, 2001, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partly in cash and partly in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 1,070 shares of series A preferred stock and 196,063 shares of series B preferred stock.

9. Segment Reporting:

   The Company classifies its business into proprietary owned brands and non-proprietary branded hotel divisions, under which it manages the business.

   Wyndham is the brand umbrella under which all of its proprietary products are marketed. It includes three four-star, upscale hotel brands that offer full-service accommodations to business and leisure travelers, as well as the five-star luxury resort brand.

 Description of reportable segments

   The Company has seven reportable segments: Wyndham Hotels & Resorts(R), Wyndham Luxury Resorts, Summerfield Suites by Wyndham(TM) Wyndham Gardens(R), other proprietary branded hotel properties, non-proprietary branded hotel properties and other.

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

  . Wyndham Gardens(R) are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Gardens(R) libraries and laundry and room service.

  . Summerfield Suites by Wyndham(TM) offer guests the highest quality lodging in the upscale all suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

  . Other proprietary branded hotel properties include Malmaison, Sierra
    Suites, Clubhouse and hotels acquired in the Arcadian acquisition. As of March 31, 2001, the Company has sold its interests in Sierra Suites, Clubhouse, and the hotels acquired in the Arcadian acquisition and the Malmaison properties. Only one hotel remains in the segment as of March 31, 2001.

  . Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

  . Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

                          WYNDHAM INTERNATIONAL, INC.

 Factors management used to identify the reportable segments

   The Company's reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specified characteristics of each segment.

 Measurement of segment profit or loss

   The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income
(loss) for each segment for the three months ended March 31, 2001 and 2000 are as follows:

                          Wyndham   Wyndham            Summerfield    Other        Non
   Three Months Ended     Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
     March 31, 2001      Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded    Other     Total
   ------------------    ---------- ------- ---------- ----------- ----------- ----------- --------  --------
Total revenue...........  $307,958  $28,432  $17,710     $33,954     $ 1,158    $215,545   $ 11,599  $616,356
Operating income
 (loss).................    94,470    8,484    2,396       5,070         161      54,313   (131,470)   33,424
                          Wyndham   Wyndham            Summerfield    Other        Non
   Three Months Ended     Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
     March 31, 2000      Resorts(R) Resorts  Gardens   Wyndham(TM)   Branded     Branded    Other     Total
   ------------------    ---------- ------- ---------- ----------- ----------- ----------- --------  --------
Total revenue...........  $301,704  $30,100  $23,909     $33,299     $14,375    $233,674   $ 16,565  $653,626
Operating income
 (loss).................    94,723   10,824    4,604       6,605       3,504      64,387   (168,213)   16,434

   The following table represents revenue information by geographic area for the three months ended March 31, 2001 and 2000, respectively. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.

    Three Months
       Ended
   March 31, 2001                                United States  Europe  Total
   --------------                                -------------- ------  -----
   Revenues.....................................    $614,700    $1,656 $616,356
    Three Months
       Ended
   March 31, 2000                                United States  Europe  Total
   --------------                                -------------  ------  -----
   Revenues.....................................    $645,578    $8,048 $653,626

10. Supplemental Cash Flow Disclosure:

   During the three months ended March 31, 2001, the Company issued a stock dividend of 197,133 shares of series A and series B preferred stock with a value of $19,713.

   The adoption of SFAS No. 133, as amended, on January 1, 2001, resulted in a liability of $14,245 and a reduction of deferred expenses of $23,239 representing the difference between the carrying value and the fair value of the derivatives with the offset recognized in the cumulative effect of an accounting change of $3,261 (net of taxes of $2,175) being recognized in the consolidated statement of operations and a charge of $19,229 (net of taxes of $12,819) in other comprehensive income.

   In addition, the Company recorded the change in the fair market value of its derivatives of $36,657 with the as a charge to earnings of $3,575 and through other comprehensive income of $19,849 (net of taxes of $13,233).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under (S)21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Company, risks associated with the course of litigation; the Company's ability to effect sales of assets on favorable terms and conditions, the Company's ability to integrate acquisitions into its operations and management; risks associated with the hotel industry and real estate markets in general; competition within the lodging industry; the impact of general economic conditions; risks associated with debt financing; and other risks set forth under "Certain Risk Factors" in the Company's 2000 Annual Report on Form 10-K.

Results of operations:

 General

   As of March 31, 2001, the Company had 176 owned and leased hotels with approximately 45,500 guest rooms as compared to 199 owned and leased hotels with approximately 48,400 guest rooms at March 31, 2000. This decrease was a result of hotels sold during that twelve month period. As of March 31, 2001, the Company managed 35 and franchised 30 hotels as compared to 65 managed and 21 franchised hotels at March 31, 2000.

 Three months ended March 31, 2001 compared with the three months ended March 31, 2000

   Hotel revenues were $604,757,000 and $637,061,000 for the three months ended March 31, 2001, and 2000, respectively. The decrease in revenues between periods was caused primarily by asset sales. Revenues of approximately $26,860,000 were included in the three months ended March 31, 2000 for those hotels that have been sold. The decrease in hotel revenues can also be attributed to declines in both food and beverage revenues and communication revenues. Food and beverage revenues declined approximately $2,900,000 due in part to decreases in hotel occupancy and a decline in group business during the latter part of the quarter ended March 31, 2001. Occupancy and group business have been impacted by a weakening economy. Communication revenue declined approximately $3,300,000 due in part to decreases in hotel occupancy as well as the continuing trend of increased cell phone usage. Future operating results may be adversely impacted if the economy remains weak.

   Hotel expenses were $425,606,000 and $440,727,000 for the three months ended March 31, 2001 and 2000, respectively. As with revenues, hotel expenses were impacted by the hotel sales discussed above. Hotel expenses of approximately $19,283,000 were included for the three months ended March 31, 2000 for those hotels that have been sold. Adjusted for asset sales, hotel expenses actually increased by approximately $4,162,000. Increases in hotel expenses for the three months ended March 31, 2001 were impacted by rising energy costs, rising labor costs and costs for the Company's new guest recognition program.

   Management fee and service fee income was $7,920,000 and $12,600,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily a result of the management contracts sold to Sierra Hotel Company LP effective March 31, 2000 and the loss of certain other management contracts since March 31, 2000. For the three months ended March 31, 2000, fees earned for contracts sold to Sierra Hotel Company LP were approximately $1,962,000 and fees earned for certain contracts lost were approximately $2,276,000.

   General and administrative expenses were $13,301,0000 and $21,943,000 for the three months ended March 31, 2001 and 2000, respectively. In the three months ended March 31, 2000, the Company incurred $2,249,000 of general and administrative expenses for the divisional office located in Wichita, Kansas, which has been subsequently closed. In addition, certain executive officers resigned their positions, and the Company incurred $2,965,000 of costs associated with their severance in the three months ended March 31, 2000. In addition by eliminating executive positions, management has reduced the size of the corporate office in the first quarter of 2001.

   Interest expense was $85,944,000 and $91,863,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in interest expense is primarily a result of a reduction in the amount of debt outstanding and a reduction of interest rates. At March 31, 2001, the Company had approximately $3.4 billion of debt as compared to $3.7 billion in debt as of March 31, 2000. In addition, the average one-month LIBOR rate for the three months ended March 31, 2001 was 5.51% as compared to 5.92% for the three months ended March 31, 2000. The Company's weighted average interest rate as of March 31, 2001 was 9.30% as compared to 9.58% as of March 31, 2000.

   Depreciation and amortization expense was $54,842,000 and $79,451,000 for the three months ended March 31, 2001 and 2000, respectively. During the third and fourth quarters of 2000, management identified certain assets held for sale. In accordance with SFAS No. 121, once management identifies an asset for sale, depreciation is no longer recorded. In addition, in December 2000, certain intangible assets were impaired thus reducing amortization expense for the three months ended March 31, 2001.

   During the three months ended March 31, 2001, the Company realized gains on the sale of assets of $336,000. During the three months ended March 31, 2000, the Company recognized losses of $3,208,000 on the sale of assets.

   The provision for income taxes was $13,985,000 and $2,945,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in the tax provision is in part due to increased operating profitability and in part to the classification of certain assets as held for sale, for General Accepted Accounting Principles ("GAAP"), resulting in differences in GAAP and tax depreciation.

   Minority interests' share of income in consolidated subsidiaries was $4,846,000 and $2,382,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in the allocation of income is due to the increased profitability of certain partnerships which resulted from the fact that no depreciation expense was recorded as assets in these partnerships were held for sale.

   The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $3,261 (net of taxes of $2,175) being recognized in the consolidated statement of operations and a charge of $19,229 (net taxes of $12,819) in other comprehensive income for the three months ended March 31 2001. As of March 31, 2001, the Company recorded a charge to earnings of $3,575 for the change in the fair market value through earnings, and $19,849 (net of taxes of $13,233) through other comprehensive income.

   The resulting net income for the three months ended March 31, 2001, was $11,713,000 compared to net income of $11,597,000 for the three months ended March 31, 2000.

Results of reporting segments:

 Three months ended March 31, 2001 compared with the three months ended March 31, 2000

   The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by Wyndham(TM), other proprietary branded hotel properties, non-proprietary branded properties and other.

   Wyndham Hotels & Resorts(R) represent approximately 50.0% and 46.2% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Total revenue was $307,958,000 compared to $301,704,000 for the three months ended March 31, 2001 and 2000, respectively. Operating income was $94,470,000 compared to $94,723,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in total revenue is attributable to the conversion of a non-proprietary hotel to a Wyndham branded hotel. Revenues and operating income for this hotel included in 2001 results were $6,235,000 and $1,000,000, respectively.

   Wyndham Luxury Resorts represent approximately 4.6% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Total revenue was $28,432,000 compared to $30,100,000 for the three months ended March 31, 2001 and 2000, respectively. Operating income was $8,484,000 compared to $10,824,000 for the three months ended March 31, 2001 and 2000, respectively. The decreases in revenues and operating income can be attributed to a sharp decrease in Average Daily Rate ("ADR") of 6.5% with little change in occupancy.

   Wyndham Gardens(R) represent approximately 2.9% and 3.7% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Total revenue was $17,710,000 compared to $23,909,000 for the three months ended March 31, 2001 and 2000, respectively. Operating income was $2,396,000 compared to $4,604,000 for the three months ended March 31, 2001 and 2000, respectively. Decreases in both revenue and operating income were impacted by the sale of six Wyndham Garden hotels in June of 2000 and decreases in occupancy of 6.4%.

   Summerfield Suites by Wyndham(TM) represent approximately 5.5% as compared to 5.1% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Total revenue was $33,954,000 compared to $33,299,000 for the three months ended March 31, 2001 and 2000, respectively. Operating income was $5,070,000 compared to $6,605,000 for the three months ended March 31, 2001 and 2000, respectively. Revenues remained relatively stable between periods. Operating income was impacted by the absorption of certain job functions and costs by the hotels that were previously performed by the Wichita divisional office that was closed March 31, 2000.

   Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represent approximately 0.2% and 2.2% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Total revenue was $1,158,000 compared to $14,375,000 for the three months ended March 31, 2001 and 2000, respectively. Operating income was $161,000 and $3,504,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of the Sierra branded hotels in March 2000, the sale of the Clubhouse branded hotels in June 2000, and the sale of the Malmaison properties in November 2000. As of March 31, 2001, only one hotel remains in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 35.0% and 35.8% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Total revenue was $215,545,000 compared to $233,674,000 for the three months ended March 31, 2001 and 2000, respectively. Operating income was $54,313,000 and $64,387,0000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in both revenue and operating income is due primarily to the sale of non-proprietary branded assets throughout the year in addition to the conversion on one hotel asset to a Wyndham branded hotel.

   Other represents revenue from various operating businesses including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $11,599,000 and $16,565,000 for the three months ended March 31, 2001 and 2000, respectively. The overall $4,966,000 decrease was primarily the result of lost management fees from contracts sold and terminated. Operating losses for the segment were $131,470,000 and $168,213,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in the loss is primarily attributable to decreases in certain expenses such as general and administrative expenses and depreciation expense. The decrease in depreciation expense of $24,609,000 was primarily a result of the number of assets held for sale. In accordance with SFAS No. 121, depreciation is no longer recorded once management has identified an asset held for sale. The reduction in general administrative expenses can be attributed to the closure of a divisional office, the resignation of certain executives, and reduction in the size of the corporate office.

Statistical Information

   During 2001, the Company's portfolio of 176 owned and leased hotels experienced growth in both average ADR and revenue per available room ("RevPAR") of approximately 3.3% and 1.1%, for the three months ended March 31, 2001 and 2000, respectively, with a slight decrease in occupancy of 2.1%. The following table sets forth certain statistical information for the Company's 176 owned and leased hotels for the three months ended March 31, 2001 and 2000, respectively as if the hotels were owned or leased for the entire periods presented.

                                    Occupancy         ADR           RevPAR
                                    ----------  --------------- ---------------
                                    2001  2000   2001    2000    2001    2000
                                    ----  ----  ------- ------- ------- -------
Wyndham Hotels & Resorts........... 70.8% 70.9% $150.23 $145.22 $106.30 $103.93
Wyndham Luxury Resorts............. 71.6  71.4   357.24  381.90  255.85  272.80
Wyndham Garden Hotels.............. 61.6  65.8    95.86   92.72   59.07   60.99
Summerfield Suites by Wyndham...... 78.3  77.7   127.80  123.56  100.07   95.98
Non-proprietary brands............. 67.3  69.6   114.20  110.69   76.85   77.00
                                    ----  ----  ------- ------- ------- -------
  Weighted average................. 69.3% 70.8% $132.03 $127.79 $ 91.55 $ 90.54
                                    ====  ====  ======= ======= ======= =======

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents as of March 31, 2001 were $62.6 million and restricted cash was $104.1 million. Cash and cash equivalents as of March 31, 2000 were $94.5 million and restricted cash was $135.7 million.

 Cash Flow Provided by Operating Activities

   The Company's principal source of cash flow is from the operations of the hotels that it owns, leases and manages. Cash flows from operating activities were $74.8 million and $26.9 million for three months ended March 31, 2001 and 2000, respectively.

 Cash Flows from Investing and Financing Activities

   Cash flows used by investing were $23.4 million for the three months ended March 31, 2001, resulting primarily from renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period. Cash flows used by financing of $41.8 million for the three months ended March 31, 2001 were primarily related to principal payments made on mortgage debt, distributions made to limited partners and dividend payments made on preferred stock.

   Cash flows used in investing activities were $84.7 million for the three months ended March 31, 2000, resulting primarily from the acquisition of hotel properties and renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period. Cash flows provided by financing activities of $6.7 million for the three months ended March 31, 2000 were primarily related to borrowings under the credit facility. This was offset by repayments on the credit facility and other mortgage debt and dividend payments made on preferred stock. In addition, during the first quarter of 2000, the Company paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit its exposure to rising interest rates.

   As of March 31, 2001, the Company had approximately $85 million outstanding under its revolving credit facility, $1.3 billion outstanding on term loans, and $617 million outstanding under increasing rate loans. Additionally, the Company had outstanding letters of credit totaling $52.8 million. As of such date, the Company also had over $1.3 billion of mortgage debt outstanding that encumbered 62 hotels and capital leases and other debt of $50.7 million, resulting in total indebtedness of approximately $3.4 billion. Included in the total indebtedness of $3.4 billion is approximately $484 million of debt associated with assets held for sale. As of March 31, 2001, the Company had $362.2 million of additional availability under the revolving credit facility.

 Renovations and Capital Improvements

   During the first quarter of 2001, the Company invested approximately $45.5 million in capital improvements and renovations. These capital expenditures included (i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to converting certain Wyndham Garden hotels to Wyndham hotels, (iii) costs related to enhancing the revenue-producing capabilities of the Company's hotels, and (iv) costs related to recurring maintenance.

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

   There were no material changes to our exposures to market risk since December 31, 2000.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against Patriot, Old Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Old Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Old Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al. No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court has heard arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

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

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

Item
No.    Description
----   -----------
10.1*  Employment Agreement dated March 19, 2001 between Joseph Champ and Wyndham.

--------
*Filed herewith

   (b) Reports on Form 8-K for the quarter ended March 31, 2001:

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

Dated: May 14, 2001