Form 10-Q/A
period 2001-03-31
WYNDHAM INTERNATIONAL INC
filed 2001-06-15
CIK 715273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     Wyndham International, Inc. amends its Form 10Q for the period ended March 31, 2001, filed with the Commission on May 14, 2001, for the purpose of revising its initial application of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. See Footnote 1 to the accompanying financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.   Financial Statements........................................................    3

Wyndham International, Inc.:
  Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December
   31, 2000...........................................................................    3
  Condensed Consolidated Statements of Operations for the three months ended March 31,
   2001 and 2000 (unaudited)..........................................................    4
  Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
   2001 and 2000 (unaudited)..........................................................    5
  Notes to Condensed Consolidated Financial Statements as of March 31, 2001
   (unaudited)........................................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................   12

Item 3.   Qualitative and Quantitative Disclosures about Market Risks.................   16

                              PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................   17

Item 2.   Changes in Securities and Use of Proceeds...................................   18

Item 3.   Defaults Upon Senior Securities.............................................   18

Item 4.   Submission of Matters to Vote of Security Holders...........................   18

Item 5.   Other Information...........................................................   18

Item 6.   Exhibits and Reports on Form 8-K:
  Exhibits............................................................................   18
  Reports on Form 8-K.................................................................   18

Signature.............................................................................   19



                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                       March 31,   December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (Restated)    (unaudited)
                       ASSETS

Current assets:
 Cash and cash equivalents..........................  $    62,644  $    52,460
 Restricted cash....................................      104,079       98,070
 Accounts receivable................................      202,919      188,381
 Inventories........................................       21,364       21,211
 Prepaid expenses and other assets..................       17,866       15,248
 Assets held for sale, net of accumulated
  depreciation of $202,599 in 2001 and $205,242 in
  2000..............................................    1,183,179    1,196,272
                                                      -----------  -----------
    Total current assets............................    1,592,051    1,571,642
                                                      -----------  -----------
Investment in real estate and related improvements
 net of accumulated depreciation of $548,407 in 2001
 and $497,669 in 2000...............................    3,491,600    3,515,223
Investment in unconsolidated subsidiaries...........      104,811      104,814
Notes and other receivables.........................       49,647       48,976
Management contract costs, net of accumulated
 amortization $20,066 in 2001 and $18,034 in 2000...      107,177      109,106
Leasehold costs, net of accumulated amortization of
 $23,421 in 2001 and $21,128 in 2000................      122,752      125,044
Trade names and franchise costs, net of accumulated
 amortization of $19,180 in 2001 and $17,560 in
 2000...............................................      102,629      104,249
Deferred acquisition costs..........................        3,645        2,936
Goodwill and intangibles, net of accumulated
 amortization of $39,843 in 2001 and $36,826 in
 2000...............................................      336,016      339,032
Deferred expenses, net of accumulated amortization
 of $40,706 in 2001 and $42,244 in 2000.............       76,355      104,474
Other assets........................................       41,227       41,403
                                                      -----------  -----------
    Total assets....................................  $ 6,027,910  $ 6,066,899
                                                      ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses..............  $   209,249  $   210,592
 Deposits...........................................       35,129       38,943
 Borrowings associated with assets held for sale....      483,898      505,836
 Current portion of borrowings under credit
  facility, term loans, mortgage notes and capital
  lease obligations.................................      155,208      155,728
                                                      -----------  -----------
 Total current liabilities..........................      883,484      911,099
                                                      -----------  -----------
Borrowings under credit facility, term loans,
 mortgage notes and capital lease obligations.......    2,727,120    2,737,386
Derivative financial instruments....................       50,902          --
Deferred income taxes...............................      409,912      430,030
Deferred income.....................................        7,450        7,875
Minority interest in the operating partnerships.....       21,416       21,416
Minority interest in other consolidated
 subsidiaries.......................................      167,216      164,906
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  11,284,507 in 2001 and 11,087,390 in 2000.........          113          111
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,473,305 in 2001 and 167,416,376 in 2000.......        1,675        1,674
 Additional paid in capital.........................    3,849,006    3,828,900
 Receivables from shareholders......................      (17,403)     (17,161)
 Accumulated other comprehensive loss...............      (40,188)        (811)
 Accumulated deficit................................   (2,032,793)  (2,018,526)
                                                      -----------  -----------
    Total shareholders' equity......................    1,760,410    1,794,187
                                                      -----------  -----------
      Total liabilities and shareholders' equity....  $ 6,027,910  $ 6,066,899
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

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
                                                           (Restated)
Revenue:
  Hotel revenue........................................... $604,757  $637,061
  Management fee and service fee income...................    7,920    12,600
  Interest and other income...............................    3,679     3,965
                                                           --------  --------
    Total revenue.........................................  616,356   653,626
                                                           --------  --------
Expenses:
  Hotel expenses..........................................  425,606   440,727
  General and administrative..............................   13,301    21,943
  Interest expense........................................   85,944    91,863
  Depreciation and amortization...........................   54,842    79,451
  (Gain) loss on sale of assets...........................     (336)    3,208
  Gain on derivative instruments..........................   (9,602)      --
                                                           --------  --------
    Total expenses........................................  569,755   637,192
                                                           --------  --------
Operating income..........................................   46,601    16,434
  Equity in earnings of unconsolidated subsidiaries.......      381       490
                                                           --------  --------
Income before income tax provision, minority interest and
 accounting change........................................   46,982    16,924
Income tax provision......................................  (19,256)   (2,945)
                                                           --------  --------
Income before minority interest and accounting change.....   27,726    13,979
Minority interest in consolidated subsidiaries............   (4,846)   (2,382)
                                                           --------  --------
Income before accounting change...........................   22,880    11,597
Cumulative effect of change in accounting principle, net
 of taxes.................................................  (10,364)      --
                                                           --------  --------
Net income................................................ $ 12,516  $ 11,597
  Preferred stock dividends...............................  (27,025)  (25,215)
                                                           --------  --------
Net loss attributable to common shareholders.............. $(14,509) $(13,618)
                                                           ========  ========
Basic and Diluted loss per common share:
  Net loss before accounting change....................... $  (0.03) $  (0.08)
  Cumulative effect of change in accounting principle, net
   of taxes...............................................    (0.06)      --
                                                           --------  --------
  Net loss per common share............................... $  (0.09) $  (0.08)
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

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                          (Restated)
Cash flows from operating activities:
Net income............................................... $  12,516  $  11,597
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization...........................    54,842     79,451
 Amortization of unearned stock compensation.............       --         153
 Amortization of deferred loan costs.....................     5,399      5,278
 Net (gain) loss on sale of assets.......................      (336)     3,208
 Gain on derivative instruments..........................    (9,602)        --
 Provision for bad debt expense..........................       --         813
 Equity in earnings of unconsolidated subsidiaries.......      (381)      (490)
 Minority interest in consolidated subsidiaries..........     4,846      2,382
 Deferred income taxes...................................    13,380     (3,055)
 Cumulative effect of change in accounting principle.....    10,364        --
Changes in assets and liabilities:
 Accounts receivable and other assets....................   (17,771)   (39,637)
 Inventory...............................................      (153)     1,312
 Deferred income.........................................      (425)       --
 Accounts payable and other accrued expenses.............     2,085    (34,113)
                                                          ---------  ---------
   Net cash provided by operating activities.............    74,764     26,899
                                                          ---------  ---------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital
  assets net of cash acquired............................       --     (20,626)
 Improvements and additions to hotel properties..........   (45,505)   (40,707)
 Proceeds from sale of assets............................    29,851     45,967
 Payment of contingent liability.........................       --     (32,825)
 Changes in restricted cash accounts.....................    (6,009)   (33,210)
 Collection on notes receivable..........................       211        312
 Advances on other notes receivable......................    (1,365)      (344)
 Deferred acquisition costs..............................      (709)      (963)
 Investment in unconsolidated subsidiaries...............    (1,297)    (4,370)
 Distributions from unconsolidated subsidiaries..........     1,514        622
 Other...................................................       (84)     1,426
                                                          ---------  ---------
   Net cash used in investing activities.................   (23,393)   (84,718)
                                                          ---------  ---------
Cash flows from financing activities:
 Borrowings under credit facility and mortgage notes.....   120,000    150,081
 Repayments under credit facility and mortgage notes.....  (152,724)  (105,471)
 Payment of deferred loan costs..........................       755        --
 Distributions made to minority interest in other
  partnerships...........................................    (2,536)    (3,147)
 Dividends paid..........................................    (7,312)    (7,312)
 Proceeds received from amendments to financial
  derivatives............................................       --       6,654
 Premiums paid for financial derivatives.................       --     (34,360)
 Other...................................................       --         300
                                                          ---------  ---------
   Net cash (used in) provided by financing activities...   (41,817)     6,745
                                                          ---------  ---------
Foreign currency translation adjustment..................       630      1,212
Net increase (decrease) in cash and cash equivalents.....    10,184    (49,862)
Cash and cash equivalents at beginning of period.........    52,460    144,333
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  62,644  $  94,471
                                                          =========  =========

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

  Wyndham hereby amends its Form 10Q for the period ended March 31, 2001, filed with the Commission on May 14, 2001, for the purpose of revising its initial application of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

  In connection with the adoption of SFAS No. 133, as amended, the Company has revised certain elements of its accompanying condensed consolidated financial statements as of March 31, 2001 and for the three months then ended.

  The effect of these revisions was (i) to increase income before tax provision, minority interest and accounting change by $13,177, (ii) to increase income before minority interest and accounting change and increase income before accounting change by $7,906 and, (iii) to increase net income and decrease net loss attributable to common shareholders by $803. There was no effect to basic and diluted net loss per common share, but net loss before accounting change decreased $.04 and the cumulative of effect of change in accounting principle per share increased $.04. For balance sheet amounts, accumulated other comprehensive loss increased by $803 and accumulated deficit decreased by $803.

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

                          WYNDHAM INTERNATIONAL, INC.

4. Derivatives:

  In the first quarter of 2001, the Company changed its method of accounting for its derivative instruments in accordance with its adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

 The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364 (net of taxes of $6,911) being recognized in the consolidated statement of operations and a charge of $21,691 (net of taxes of $14,460) in other comprehensive loss in the first quarter of 2001.

  As of March 31, 2001, the Company had recorded a gain of $9,602 for the change in the fair market value through earnings, and a charge of $18,190 (net of taxes of $12,127) through other comprehensive loss.

  The Company expects that within the next twelve months that the reclassification to earnings of the transition adjustment that was recorded in accumulated other comprehensive income to be immaterial. Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

Accounting for Derivatives and Hedging Activities

  On the date when the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Currently, the Company has only entered into a derivative contracts which are designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value non-hedging instruments are reported in current-period earnings.

  The Company occasionally purchases a financial instrument in which a derivative instrument is "embedded." Upon purchasing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a cash flow or (2) a trading or non-hedging derivative instrument. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Company could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and not be designated as a hedging instrument.

  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

  The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

  When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

5. Comprehensive (Loss) Income:

  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive (loss) income for the relevant periods is calculated as follows:

                                                                Three Months
                                                                   Ended
                                                                 March 31,
                                                              -----------------
                                                              Restated
                                                                2001     2000
                                                              --------  -------
   Net income................................................ $ 12,516  $11,597
   Unrealized gain on securities held for sale...............       18    1,021
   Unrealized foreign exchange gain..........................      486      137
   Unrealized loss on derivative instruments.................  (39,881)     --
                                                              --------  -------
     Total comprehensive (loss) income....................... $(26,861) $12,755
                                                              ========  =======

                          WYNDHAM INTERNATIONAL, INC.

6. Computation of Earnings Per Share:

  Basic and diluted earnings per share have been computed as follows:

                                Three Months Ended       Three Months Ended
                                  March 31, 2001           March 31, 2000
                                     Restated
                              ------------------------ ------------------------
                               Basic    Diluted(1),(2)  Basic    Diluted(1),(2)
                              --------  -------------- --------  --------------
                                 (in thousands, except per share amounts)
Income before accounting
 change...................... $ 22,880     $ 22,880    $ 11,597     $ 11,597
Preferred stock dividends....  (27,025)     (27,025)    (25,215)     (25,215)
                              --------     --------    --------     --------
Loss attributable to common
 shareholders before
 cumulative effect of
 accounting change...........   (4,145)      (4,145)    (13,618)     (13,618)
Cumulative effect of
 accounting change...........  (10,364)     (10,364)        --           --
                              --------     --------    --------     --------
Net loss attributable to
 common shareholders......... $(14,509)    $(14,509)   $(13,618)    $(13,618)
                              ========     ========    ========     ========
Weighted average number of
 shares outstanding..........  167,419      167,419     167,204      167,204
                              ========     ========    ========     ========
Loss per share:
  Loss before extraordinary
   item...................... $  (0.03)    $  (0.03)   $  (0.08)    $  (0.08)
  Accounting change..........    (0.06)       (0.06)        --           --
                              --------     --------    --------     --------
Net loss..................... $  (0.09)    $  (0.09)   $  (0.08)    $  (0.08)
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

7. Commitments and Contingencies:

 Contingencies

  On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Old Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Old Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al.,

                          WYNDHAM INTERNATIONAL, INC.

No.C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No.C99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. The Court heard legal arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

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

 Measurement of segment profit or loss

  The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income
(loss) for each segment for the three months ended March 31, 2001 and 2000 are as follows:

                           Wyndham   Wyndham            Summerfield    Other        Non
   Three Months Ended      Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary   Other    Total
     March 31, 2001       Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded   Restated  Restated
   ------------------     ---------- ------- ---------- ----------- ----------- ----------- --------  --------
Total revenue...........   $307,958  $28,432  $17,710     $33,954     $ 1,158    $215,545   $ 11,599  $616,356
Operating income
 (loss).................     94,470    8,484    2,396       5,070         161      54,313   (118,293)   46,601
                           Wyndham   Wyndham            Summerfield    Other        Non
   Three Months Ended      Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
     March 31, 2000       Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other    Total
   ------------------     ---------- ------- ---------- ----------- ----------- ----------- --------  --------
Total revenue...........   $301,704  $30,100  $23,909     $33,299     $14,375    $233,674   $ 16,565  $653,626
Operating income
 (loss).................     94,723   10,824    4,604       6,605       3,504      64,387   (168,213)   16,434

  The following table represents revenue information by geographic area for the three months ended March 31, 2001 and 2000, respectively. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.


    Three Months
       Ended
   March 31, 2001                                 United States  Europe  Total
   --------------                                 -------------- ------ --------
   Revenues......................................    $614,700    $1,656 $616,356
    Three Months
       Ended
   March 31, 2000                                 United States  Europe  Total
   --------------                                 -------------- ------ --------
   Revenues......................................    $645,578    $8,048 $653,626

10. Supplemental Cash Flow Disclosure:

  During the three months ended March 31, 2001, the Company issued a stock dividend of 197,133 shares of series A and series B preferred stock with a value of $19,713.

  The adoption of SFAS No. 133, as amended, on January 1, 2001, resulted in a liability of $30,187 and a reduction of deferred expenses of $23,239 representing the difference between the carrying value and the fair value of the derivatives with the offset recognized in the cumulative effect of an accounting change of $10,364 (net of taxes of $6,911) being recognized in the consolidated statement of operations and a charge of $21,691 (net of taxes of $14,460) in other comprehensive income.

  In addition, the Company recorded the change in the fair market value of its derivatives of $20,715 with a gain of $9,602 and through other comprehensive income of $18,190 (net of taxes of $12,127).

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

  Wyndham hereby amends its Form 10Q for the period ended March 31, 2001, filed with the Commission on May 14, 2001, for the purpose of revising its initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

  In connection with the adoption of SFAS No. 133, as amended, the Company has revised certain elements of its accompanying condensed consolidated financial statements as of March 31, 2001 and for the three months then ended.

  The effect of these revisions was (i) to increase income before tax provision, minority interest and accounting change by $13,177,000; (ii) to increase income before minority interest and accounting change and; increase income before accounting change by $7,906,000; and (iii) to increase net income and decrease net loss attributable to common shareholders by $803,000. There was no effect to basic and diluted net loss per common share, but net loss before accounting change decreased $.04 and the cumulative of effect of change in accounting principle per share increased $.04. For balance sheet amounts, accumulated other comprehensive loss increased by $803,000 and accumulated deficit decreased by $803,000.

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

  The provision for income taxes was $19,256,000 and $2,945,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in the tax provision is in part due to increased operating profitability and in part to the classification of certain assets as held for sale, for General Accepted Accounting Principles ("GAAP"), resulting in differences in GAAP and tax depreciation.

  Minority interests' share of income in consolidated subsidiaries was $4,846,000 and $2,382,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in the allocation of income is due to the increased profitability of certain partnerships which resulted from the fact that no depreciation expense was recorded as assets in these partnerships were held for sale.

  The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364,000 (net of taxes of $6,911,000) being recognized in the consolidated statement of operations and a charge of $21,691,000 (net taxes of $14,460,000) in other comprehensive income for the three months ended March 31 2001. As of March 31, 2001, the Company recorded a gain of $9,602,000 for the change in the fair market value through earnings, and $18,190,000 (net of taxes of $12,127,000) through other comprehensive income.

  The resulting net income for the three months ended March 31, 2001, was $12,516,000 compared to net income of $11,597,000 for the three months ended March 31, 2000.

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

  Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 35.0% and 35.8% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Total revenue was $215,545,000 compared to $233,674,000 for the three months ended March 31, 2001 and 2000, respectively. Operating income was $54,313,000 and $64,387,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in both revenue and operating income is due primarily to the sale of non-proprietary branded assets throughout the year in addition to the conversion on one hotel asset to a Wyndham branded hotel.

  Other represents revenue from various operating businesses including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $11,599,000 and $16,565,000 for the three months ended March 31, 2001 and 2000, respectively. The overall $4,966,000 decrease was primarily the result of lost management fees from contracts sold and terminated. Operating losses for the segment were $118,293,000 and $168,213,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in the loss is primarily attributable to decreases in certain expenses such as general and administrative expenses and depreciation expense. The decrease in depreciation expense of $24,609,000 was primarily a result of the number of assets held for sale. In accordance with SFAS No. 121, depreciation is no longer recorded once management has identified an asset held for sale. The reduction in general administrative expenses can be attributed to the closure of a divisional office, the resignation of certain executives, and reduction in the size of the corporate office. In addition, with the implementation of SFAS No. 133, as amended, the Company recorded a gain of 9,602,000 for the change in the fair market value of certain derivative instruments.

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

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

 Item No. Description
 -------- -----------

   10.1 Employment Agreement dated March 19, 2001 between Joseph Champ and Wyndham incorporated by reference to Exhibit 10.1 to Wyndham's Quarterly Report on Form 10Q for the period ended March 31, 2001.
--------

  (b) Reports on Form 8-K for the quarter ended March 31, 2001:

  None.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          Wyndham International, Inc.


                                          By    /s/ Richard A. Smith
                                             ----------------------------------
                                                    Richard A. Smith
                                             Executive Vice President and Chief
                                                    Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)

Dated: June 15, 2001