Form 10-Q
period 2001-06-30
WYNDHAM INTERNATIONAL INC
filed 2001-08-13
CIK 715273

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

   For the quarterly period ended June 30, 2001

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

   The number of shares outstanding of the registrant's class A common stock, par value $.01 per share, as of the close of business on August 7, 2001, was 167,793,803.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
 Item 1.  Financial Statements..........................................    3

 Wyndham International, Inc.:
    Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
     and December 31, 2000...............................................   3
    Condensed Consolidated Statements of Operations for the three and six
     months ended June 30, 2001 and 2000 (unaudited).....................   4
    Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 2001 and 2000 (unaudited)............................   5
    Notes to Condensed Consolidated Financial Statements as of June 30,
     2001 (unaudited)....................................................   6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   16

 Item 3.  Qualitative and Quantitative Disclosures about Market Risks...   24

                           PART II--OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................   25

 Item 2.  Changes in Securities and Use of Proceeds.....................   26

 Item 3.  Defaults Upon Senior Securities...............................   26

 Item 4.  Submission of Matters to Vote of Security Holders.............   27

 Item 5.  Other Information.............................................   27

 Item 6.  Exhibits and Reports on Form 8-K:
    Exhibits.............................................................  28
    Reports on Form 8-K..................................................  28

 Signature...............................................................  29

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (unaudited)

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents............................  $   59,674   $   52,460
 Restricted cash......................................     108,456       98,070
 Accounts receivable..................................     178,256      188,381
 Inventories..........................................      19,416       21,211
 Prepaid expenses and other assets....................      17,764       15,248
 Assets held for sale, net of accumulated depreciation
  of $172,919 in 2001 and $205,242 in 2000............     966,843    1,196,272
                                                        ----------   ----------
 Total current assets.................................   1,350,409    1,571,642
                                                        ----------   ----------
Investment in real estate and related improvements net
 of accumulated depreciation of $596,062 in 2001 and
 $497,669 in 2000.....................................   3,561,163    3,515,223
Investment in unconsolidated subsidiaries.............      93,272      104,814
Notes and other receivables...........................      45,107       48,976
Management contract costs, net of accumulated
 amortization of $20,512 in 2001 and $18,034 in 2000..     105,500      109,106
Leasehold costs, net of accumulated amortization of
 $25,712 in 2001 and $21,128 in 2000..................     120,462      125,044
Trade names and franchise costs, net of accumulated
 amortization of $20,800 in 2001 and $17,560 in 2000..     101,027      104,249
Deferred acquisition costs............................       4,757        2,936
Goodwill and intangibles, net of accumulated
 amortization of $42,880 in 2001 and $36,826 in 2000..     332,978      339,032
Deferred expenses, net of accumulated amortization of
 $45,526 in 2001 and $42,244 in 2000..................      70,864      104,474
Other assets..........................................      41,721       41,403
                                                        ----------   ----------
 Total assets.........................................  $5,827,260   $6,066,899
                                                        ==========   ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses................  $  189,069   $  210,592
 Deposits.............................................      30,024       38,943
 Borrowings associated with assets held for sale......     453,495      505,836
 Current portion of borrowings under credit facility,
  term loans, mortgage notes and capital lease
  obligations.........................................     315,462      155,728
                                                        ----------   ----------
 Total current liabilities............................     988,050      911,099
                                                        ----------   ----------
Borrowings under credit facility, term loans, mortgage
 notes and capital lease obligations..................   2,529,908    2,737,386
Derivative financial instruments......................      46,895          --
Deferred income taxes.................................     403,538      430,030
Deferred income.......................................       7,358        7,875
Minority interest in the operating partnerships.......      21,416       21,416
Minority interest in other consolidated subsidiaries..      88,925      164,906
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $0.01 par value; authorized:
  150,000,000 shares; shares issued and outstanding:
  11,486,308 in 2001 and 11,087,390 in 2000...........         115          111
 Common stock, $0.01 par value; authorized:
  750,000,000 shares; shares issued and outstanding:
  167,735,248 in 2001 and 167,416,376 in 2000.........       1,677        1,674
 Additional paid in capital...........................   3,870,303    3,828,900
 Receivables from shareholders........................     (17,648)     (17,161)
 Accumulated other comprehensive loss.................     (40,917)        (811)
 Accumulated deficit..................................  (2,072,360)  (2,018,526)
                                                        ----------   ----------
 Total shareholders' equity...........................   1,741,170    1,794,187
                                                        ----------   ----------
   Total liabilities and shareholders' equity.........  $5,827,260   $6,066,899
                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                      Three Months        Six Months Ended
                                     Ended June 30,           June 30,
                                    ------------------  ----------------------
                                      2001      2000       2001        2000
                                    --------  --------  ----------  ----------
Revenue:
  Hotel revenue.................... $581,080  $632,012  $1,185,837  $1,269,073
  Management fee and service fee
   income..........................    6,282    12,422      14,202      25,022
  Interest and other income........    1,782    18,561       5,461      22,526
                                    --------  --------  ----------  ----------
    Total revenue..................  589,144   662,995   1,205,500   1,316,621
                                    --------  --------  ----------  ----------
Expenses:
  Hotel expenses...................  419,680   448,142     845,286     888,918
  General and administrative.......   31,036    26,872      44,337      48,766
  Interest expense.................   82,743    93,427     168,687     185,290
  Depreciation and amortization....   62,230    78,996     117,072     158,447
  Loss on sale of assets...........   13,259    10,844      12,923      14,052
  Impairment loss on assets held
   for sale........................      --     77,300         --       77,300
  Gain on derivative instruments...   (6,074)      --      (15,676)        --
                                    --------  --------  ----------  ----------
    Total expenses.................  602,874   735,581   1,172,629   1,372,773
                                    --------  --------  ----------  ----------
Operating (loss) income............  (13,730)  (72,586)     32,871     (56,152)
  Equity in earnings of
   unconsolidated subsidiaries.....    1,216     3,479       1,597       3,969
                                    --------  --------  ----------  ----------
(Loss) income before income taxes,
 minority interest, accounting
 change and extraordinary item.....  (12,514)  (69,107)     34,468     (52,183)
  Income tax benefit (provision)...    3,035    23,642     (16,221)     20,697
                                    --------  --------  ----------  ----------
(Loss) income before minority
 interest, accounting change and
 extraordinary item................   (9,479)  (45,465)     18,247     (31,486)
  Minority interest in consolidated
   subsidiaries....................   (2,106)   (1,052)     (6,952)     (3,434)
                                    --------  --------  ----------  ----------
(Loss) income before accounting
 change and extraordinary item.....  (11,585)  (46,517)     11,295     (34,920)
  Cumulative effect of change in
   accounting principle, net of
   taxes...........................      --        --      (10,364)        --
  Extraordinary item from early
   extinguishment of debt, net of
   taxes...........................     (719)      --         (719)        --
                                    --------  --------  ----------  ----------
Net (loss) income.................. $(12,304) $(46,517) $      212  $  (34,920)
  Preferred stock dividends........  (27,506)  (25,652)    (54,531)    (50,867)
                                    --------  --------  ----------  ----------
Net loss attributable to common
 shareholders...................... $(39,810) $(72,169) $  (54,319) $  (85,787)
                                    ========  ========  ==========  ==========
Basic and diluted loss per common
 share:
  Net loss before accounting change
   and extraordinary item.......... $  (0.24) $  (0.43) $    (0.26) $    (0.51)
  Cumulative effect of accounting
   change..........................      --        --        (0.06)        --
  Extraordinary item............... $    --   $    --   $      --   $      --
                                    --------  --------  ----------  ----------
    Net loss per common share...... $  (0.24) $  (0.43) $    (0.32) $    (0.51)
                                    ========  ========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Cash flows from operating activities:
 Net income (loss)......................................  $     212  $ (34,920)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization........................    117,072    158,447
   Amortization of deferred compensation................        776        255
   Amortization of deferred loan costs..................     10,856     11,276
   Net loss on sale of assets...........................     12,923     14,052
   Impairment loss on assets held for sale..............        --      77,300
   Gain on derivative instruments.......................    (15,676)       --
   Provision for bad debt expense.......................        --       1,628
   Equity in earnings of unconsolidated subsidiaries....     (1,597)    (3,969)
   Minority interest in consolidated subsidiaries.......      6,952      3,434
   Recognition of deferred termination fee..............        --     (14,746)
   Write-off of deferred acquisition costs..............      1,445      1,283
   Deferred income taxes................................      8,415    (27,406)
   Cumulative effect of accounting change...............     10,364        --
   Extraordinary item...................................        719        --
   Changes in assets and liabilities:
     Accounts receivable and other assets...............      5,822    (67,391)
     Inventory..........................................      1,796      2,079
     Deferred income....................................       (517)     8,738
     Accounts payable and other accrued expenses........    (28,376)   (30,023)
                                                          ---------  ---------
      Net cash provided by operating activities.........    131,186    100,037
                                                          ---------  ---------
Cash flows from investing activities:
 Acquisition of hotel properties and related working
  capital assets net of cash acquired...................        --     (20,626)
 Improvements and additions to hotel properties.........   (100,692)   (85,191)
 Proceeds from sale of assets...........................    106,097    198,967
 Payment of contingent liability........................        --     (32,825)
 Changes in restricted cash accounts....................    (10,386)   (29,249)
 Collection on notes receivable.........................      6,064        452
 Advances on other notes receivable.....................     (1,720)    (1,344)
 Deferred acquisition costs.............................     (3,266)    (1,694)
 Management contract costs..............................     (1,038)       --
 Investment in unconsolidated subsidiaries..............     (1,600)    (5,375)
 Distributions from unconsolidated subsidiaries.........      2,980      5,764
 Other..................................................        --         597
                                                          ---------  ---------
      Net cash (used in) provided by investing
       activities.......................................     (3,561)    29,476
                                                          ---------  ---------
Cash flows from financing activities:
 Borrowings under credit facility and mortgage notes....    255,000    366,081
 Repayments under credit facility and mortgage notes....   (355,085)  (499,143)
 Payment of deferred loan costs.........................       (750)    (2,218)
 Distributions made to minority interest in other
  partnerships..........................................     (5,534)    (4,251)
 Dividends paid.........................................    (14,624)   (14,624)
 Proceeds received from amendments to financial
  derivatives...........................................        --       6,654
 Premiums paid for financial derivatives................        --     (34,360)
                                                          ---------  ---------
      Net cash used in financing activities.............   (120,993)  (181,861)
                                                          ---------  ---------
Foreign currency translation adjustment.................        582     10,657
Net increase (decrease) in cash and cash equivalents....      7,214    (41,691)
Cash and cash equivalents at beginning of period........     52,460    144,333
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $  59,674  $ 102,642
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

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)
                                  (unaudited)

1. Organization:

   Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel operators. As of June 30, 2001, Wyndham owned interests in 129 hotels with over 37,000 guestrooms and leased 38 hotels from third parties with over 5,800 guestrooms. In addition, Wyndham managed 34 hotels for third party owners with over 10,600 guestrooms and franchised 30 hotels with over 5,600 guestrooms.

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

   These financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to current period presentation with no effect to previously reported net loss or accumulated deficits.

   Newly Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require
(1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, (2) goodwill amortization to cease, and (3) the testing of goodwill for impairment at transition and at interim periods (if an event or circumstance would result in an impairment). The Company will adopt SFAS
No. 142 on January 1, 2002. The Company has not yet determined the impact of SFAS No. 142 on the Company's results of operations and financial position.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


2. Investment in Real Estate and Related Improvements

  Asset Sales

   During the first quarter of 2001, the Company sold one hotel property and a sewer company. The Company received net cash proceeds of approximately $7,976, after the repayment of mortgage debt of $21,875. The Company recorded a net gain of $336, net of previous impairment of $19,089, as a result of asset sales.

   During the second quarter of 2001, the Company sold four hotels and investments in an additional four hotels for net cash proceeds of $76,246. The Company retained a preferred equity interest in one of the hotels sold. In addition, the Company exchanged six hotels with a net book value of $70,134, for one hotel with an estimated fair value of $61,308. As a result of asset sales and the exchange, the Company recorded a net loss of $13,259 in the second quarter, net of previously recorded impairment of $141,863.

3. Borrowing Under Term Loans, Mortgage Notes and Capital Lease Obligations:

   Effective March 30, 2001, the Company amended two mortgage notes with balances of $29,540 and $15,000 with Credit Lyonnais. The amendments extended the maturities from March 30, 2001 to September 28, 2001 and March 29, 2002, respectively. The notes bear interest at LIBOR plus 2.25%.

   In connection with the sale of the hotel in the first quarter, the proceeds from the sale of the property were used to repay mortgage debt owed to Lehman Brothers Holdings Inc. ("Lehman Brothers") in the amount of $21,875.

   In connection with the exchange of the hotel assets in the second quarter, the Company repaid mortgage debt owed to Lehman Brothers in the amount of $8,125 and Bear, Stearns Funding Inc. in the amount of $33,135. As a result of the repayment of debt, the Company recorded a charge of $719, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs.

4. Derivatives:

   On January 1, 2001, the Company changed its method of accounting for its derivative instruments in accordance with its adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

   The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364 (net of taxes of $6,911) being recognized in the consolidated statement of operations and a charge of $21,691 (net of taxes of $14,460) in other comprehensive income in the first quarter of 2001.

   As of June 30, 2001, the Company had recorded a gain of $15,676 for the change in the fair market value through earnings, and a charge of $19,430 (net of taxes of $12,954) through other comprehensive income.

   Within the next twelve months the Company expects the reclassification to earnings of the transition adjustment previously recorded in accumulated other comprehensive income to be immaterial. Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and were deferred as adjustments of the carrying amount of hedged items were not adjusted. As a result, no adjustments related to such gains and losses were included in the transition adjustments described above.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


  Accounting for Derivatives and Hedging Activities

   On the date when the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Currently, the Company has only entered into derivative contracts which are designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value non-hedging instruments are reported in current-period earnings.

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

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

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

5. Comprehensive Loss:

   SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive loss for the relevant periods is calculated as follows:

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
   Net (loss) income.................. $(12,304) $(46,517) $    212  $(34,920)
   Unrealized gain on securities held
    for sale..........................      474       343       492       480
   Unrealized foreign exchange gain
    (loss)............................       37    (5,246)      523    (4,225)
   Unrealized loss on derivative
    instruments.......................   (1,240)      --    (41,121)      --
                                       --------  --------  --------  --------
     Total comprehensive loss......... $(13,033) $(51,420) $(39,894) $(38,665)
                                       ========  ========  ========  ========

6. Computation of Earnings Per Share:

   Basic and diluted earnings per share have been computed as follows:

                                     Three Months Ended    Three Months Ended
                                       June 30, 2001         June 30, 2000
                                    --------------------- ---------------------
                                     Basic    Diluted (1)  Basic    Diluted (1)
                                    --------  ----------- --------  -----------
                                    (in thousands, except per share amounts)
Loss before extraordinary item....  $(11,585)  $(11,585)  $(46,517)  $(46,517)
Preferred stock dividends.........   (27,506)   (27,506)   (25,652)   (25,652)
                                    --------   --------   --------   --------
Loss attributable to common
 shareholders before extraordinary
 item.............................  $(39,091)  $(39,091)  $(72,169)  $(72,169)
Extraordinary item................      (719)      (719)       --         --
                                    --------   --------   --------   --------
Net loss..........................  $(39,810)  $(39,810)  $(72,169)  $(72,169)
                                    ========   ========   ========   ========
Weighted average number of shares
 outstanding......................   167,698    167,698    167,250    167,250
                                    ========   ========   ========   ========
Loss per share:
  Loss before extraordinary item..  $  (0.24)  $  (0.24)  $  (0.43)  $  (0.43)
  Extraordinary item..............       --         --         --         --
                                    --------   --------   --------   --------
Net loss per common share.........  $  (0.24)  $  (0.24)  $  (0.43)  $  (0.43)
                                    ========   ========   ========   ========

--------
(1) For the three months ended June 30, 2001, the dilutive effect of unvested stock grants of 5,267, options to purchase 915 shares of common stock and 133,717 shares of preferred stock were not included in the

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

   computation of diluted earnings per share because they are anti-dilutive. For the three months ended June 30, 2000, the dilutive effect of unvested stock grants of 745 and 124,646 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. In addition, for the three months ended June 30, 2001, options to purchase 11,802 shares of common stock at prices ranging from $2.6875 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three months ended June 30, 2000, options to purchase 18,786 shares of common stock at prices ranging from $2.00 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                     Six Months Ended      Six Months Ended
                                      June 30, 2001         June 30, 2000
                                   --------------------- ---------------------
                                    Basic    Diluted (1)  Basic    Diluted (1)
                                   --------  ----------- --------  -----------
                                   (in thousands, except per share amounts)
Income (loss) before cumulative
 effect of accounting change and
 extraordinary item............... $ 11,295   $ 11,295   $(34,920)  $(34,920)
Preferred stock dividends.........  (54,531)   (54,531)   (50,867)   (50,867)
                                   --------   --------   --------   --------
Loss attributable to common
 shareholders before cumulative
 effect of accounting change and
 extraordinary item...............  (43,236)   (43,236)   (85,787)   (85,787)
Cumulative effect of accounting
 change...........................  (10,364)   (10,364)       --         --
Extraordinary item................     (719)      (719)       --         --
                                   --------   --------   --------   --------
Net loss attributable to common
 shareholders..................... $(54,319)  $(54,319)  $(85,787)  $(85,787)
                                   ========   ========   ========   ========
Weighted average number of shares
 outstanding......................  167,559    167,559    167,227    167,227
                                   ========   ========   ========   ========
Loss per share:
  Loss before cumulative effect of
   accounting change and
   extraordinary item............. $  (0.26)  $  (0.26)  $  (0.51)  $  (0.51)
  Cumulative effect of accounting
   change.........................    (0.06)     (0.06)       --         --
  Extraordinary item..............      --         --         --         --
                                   --------   --------   --------   --------
Net loss per common share......... $  (0.32)  $  (0.32)  $  (0.51)  $  (0.51)
                                   ========   ========   ========   ========

--------
(1) For the six months ended June 30, 2001, the dilutive effect of unvested stock grants of 2,982, options to purchase 649 shares of common stock and 133,717 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2000, the dilutive effect of unvested stock grants of 778, options to purchase common stock of 169 and 124,646 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. In addition, for the six months ended June 30, 2001, options to purchase 12,757 shares of common stock at prices ranging from $2.15 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six months ended June 30, 2000, options to purchase 14,202 shares of common stock at prices ranging from $2.6875 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


7. Commitments and Contingencies:

  Contingencies

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot"), Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows Operating Company ("Bay Meadows") stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. The Court heard legal arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum, Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court has heard arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

   On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming Wyndham International Operating Partnership, L.P. f/k/a Patriot American Operating Partnership, L.P. (the "Partnership") as respondent. A similar arbitration was originally filed on or about October 26, 2000 against Wyndham. The Supreme Court of the State of New York, however, ruled that Wyndham did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to Wyndham. Claimants then recommended an identical arbitration, dropped Wyndham and named the Partnership as a respondent. The Demand for Arbitration claims that the claimants and the Partnership are parties to a Contribution Agreement dated February 28, 1997 and that the Partnership is in breach of that agreement. Claimants assert that the Partnership breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to the Partnership, which allegedly provided the Partnership with growth and added revenue. In addition, claimants assert that the Partnership failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged the Partnership's business. Claimants do not specify the amount of damages sought. The Partnership intends to defend the claims vigorously.

   Wyndham has been served with purported class action complaints in California (Bryant v. Wyndham International, Inc., San Diego County Superior Court Case No. GIC76544 (filed April 10, 2001) and Judd v. Wyndham International, Inc., San Francisco County Superior Court Case No. 322378 (filed June 25, 2001)), Florida (Soper, et. al v. Wyndham International, Inc., Dade County Circuit Court Case No. 01-15095 CA15 (filed June 25, 2001)) and Illinois (Nicoloff v. Wyndham International, Inc., Madison County Circuit Court Case No. GIC76544 (filed July 23, 2001)). Each of the actions allege substantially the same allegations and claim, in sum, that it is an unfair business practice for hotels to assess an "energy surcharge" in addition to regular room rates when only the room rates are advertised. The suits seek restitution, damages, including punitive damages, and injunctive relief. Additionally, the Attorneys General of Florida and Texas are investigating this same issue. Wyndham has conditionally settled the Bryant action, and has not responded to the complaints in any of the other actions. Wyndham intends to defend the suits vigorously.

8. Dividends

   On June 30, 2001, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partially in cash and partially in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 1,094 shares of series A preferred stock and 200,840 shares of series B preferred stock.

   On March 31, 2001, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partially in cash and partially in additional shares of preferred stock. The Company paid a total of $7,312 in cash and issued approximately 1,070 shares of series A preferred stock and 196,063 shares of series B preferred stock.

9. Segment Reporting:

   The Company classifies its business into proprietary owned brands and non-proprietary branded hotel divisions, under which it manages the business.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

   Wyndham is the brand umbrella under which all of its proprietary products are marketed. It includes three four-star, upscale hotel brands that offer full-service accommodations to business and leisure travelers, as well as the five-star luxury resort brand.

  Description of reportable segments

   The Company has seven reportable segments: Wyndham Hotels & Resorts(R), Wyndham Luxury Resorts, Summerfield Suites by Wyndham(TM), Wyndham Gardens(R), other proprietary branded hotel properties, non-proprietary branded hotel properties and other.

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

  . Other proprietary branded hotel properties include Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition. As of June 30, 2001, the Company had sold its interests in Sierra Suites, Clubhouse, the hotels acquired in the Arcadian acquisition and the Malmaison properties. Only one hotel remained in the segment as of June 30, 2001.

  . Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza(R), Embassy Suites(R), Marriott, Courtyard by Marriott(R), Sheraton(R) and independents.

  . Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. These amounts are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

  Measurement of segment profit or loss

   The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income (loss) for each segment for the three and six months ended June 30, 2001 and 2000, respectively, are presented in the table below. There were no material changes in total assets from amounts disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                          Wyndham   Wyndham            Summerfield    Other        Non
   Three Months Ended     Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
     June 30, 2001       Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
   ------------------    ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
Total revenue...........  $283,489  $23,934  $17,830     $35,081     $ 1,275    $219,471   $   8,064  $  589,144
Operating income
 (loss).................    74,002    6,110    3,732       7,410          63      58,995    (164,042)    (13,730)

                          Wyndham   Wyndham            Summerfield    Other        Non
   Three Months Ended     Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
     June 30, 2000       Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
   ------------------    ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
Total revenue...........  $284,121  $27,395  $24,780     $36,445     $12,601    $246,670   $  30,983  $  662,995
Operating income
 (loss).................    75,941    6,411    4,298       9,193       3,646      72,201    (244,276)    (72,586)

                          Wyndham   Wyndham            Summerfield    Other        Non
    Six Months Ended      Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
     June 30, 2001       Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
    ----------------     ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
Total revenue...........  $591,447  $52,366  $35,540     $69,035     $ 2,433    $435,016   $  19,663  $1,205,500
Operating income
 (loss).................   168,472   14,594    6,128      12,480         224     113,308    (282,335)     32,871

                          Wyndham   Wyndham            Summerfield    Other        Non
    Six Months Ended      Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
     June 30, 2000       Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
    ----------------     ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
Total revenue...........  $587,952  $57,496  $48,689     $69,743     $26,977    $478,216   $  47,548  $1,316,621
Operating income
 (loss).................   172,334   17,257    9,011      15,857       7,451     133,728    (411,790)    (56,152)

   The following table represents revenue information by geographic area for the three and six months ended June 30, 2001 and 2000, respectively. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.

                  Three Months Ended June 30,
                             2001               Six Months Ended June 30, 2001
                 ----------------------------- --------------------------------
                 United States Europe  Total   United States Europe    Total
                 ------------- ------ -------- ------------- ------- ----------
Revenues........   $587,025    $2,119 $589,144  $1,201,725   $ 3,775 $1,205,500

                  Three Months Ended June 30,
                             2000               Six Months Ended June 30, 2000
                 ----------------------------- --------------------------------
                 United States Europe  Total   United States Europe    Total
                 ------------- ------ -------- ------------- ------- ----------
Revenues........   $654,536    $8,459 $662,995  $1,300,113   $16,508 $1,316,621

10. Supplemental Cash Flow Disclosure:

   The Company pays a quarterly dividend in additional shares of preferred stock. On June 30, 2001, the Company issued approximately 1,094 shares of series A preferred stock and 200,840 shares of series B preferred stock with a value of $20,193. On March 31, 2001, the Company issued approximately 1,070 shares of series A preferred stock and 196,063 shares of series B preferred stock with a value of $19,713.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

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

   In addition, the Company recorded the change in the fair value of its derivatives of $16,708 with a gain of $15,676 for the change in the fair market value through earnings, and a charge of $19,430 (net of taxes of $12,954) through other comprehensive income.

   The Company exchanged six assets with a net book value of $70,134 for the acquisition of one hotel with an estimated fair value of $61,308.

11. Subsequent Events:

   In July 2001, the Company completed a $180,000 mortgage financing through Lehman Brothers which is secured by four hotel properties. The loan bears interest at LIBOR plus 1.80% and matures August 10, 2003. The proceeds from the loan were used to repay existing mortgage indebtedness and reduce balances on the Company's increasing rate term loans and revolving credit facility.

   In July 2001, the Company also completed a refinancing with Credit Lyonnais. At the time of the refinancing, the loan had an outstanding balance of $29,175 and was scheduled to mature on September 28, 2001. The principal amount of the loan was increased to $45,000 and bears interest at LIBOR plus 2.15% and matures July 30, 2003. The proceeds from the loan were used to repay existing indebtedness.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under (S)21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Company; risks associated with the course of litigation; the Company's ability to effect sales of assets on favorable terms and conditions; the Company's ability to integrate acquisitions into its operations and management; risks associated with the hotel industry and real estate markets in general; competition within the lodging industry; the impact of general economic conditions; risks associated with debt financing; and other risks set forth under "Certain Risk Factors" in the Company's 2000 Annual Report on Form 10-K.

Results of operations:

  General

   As of June 30, 2001, the Company had 167 owned and leased hotels with approximately 42,800 guest rooms as compared to 184 owned and leased hotels with approximately 46,600 guestrooms at June 30, 2000. This decrease was a result of hotels sold during that twelve-month period.

  Three months ended June 30, 2001 compared with the three months ended June 30, 2000

   Hotel revenues were $581,080,000 and $632,012,000 for the three months ended June 30, 2001, and 2000, respectively. Approximately $26,987,000 of the decrease in revenues can be attributed to hotels that have been sold. The remaining decrease is attributable to declining Revenues per Available Room ("RevPAR") throughout the Company's owned and leased hotel portfolio which decreased approximately 6.0% for the three months ended June 30, 2001 as compared to the same period in 2000. Future operating results may be adversely impacted if the economy remains weak. For the full year 2001, the Company expects a 2% to 3% RevPAR decline for its comparable owned and leased hotel portfolio.

   Hotel expenses were $419,680,000 and $448,142,000 for the three months ended June 30, 2001 and 2000, respectively. As with revenues, hotel expenses were impacted by the hotel sales discussed above. Approximately $17,550,000 of the decrease in hotel expenses can be attributed to hotels that have been sold. The remaining decrease in hotel expenses can be attributed to staffing reductions at the hotels and other cost saving initiatives implemented earlier this year to improve margins as revenues decline.

   Management fee and service fee income was $6,282,000 and $12,422,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease is primarily a result of the loss of certain management contracts since June 30, 2000. For the three months ended June 30, 2000, fees earned for certain contracts lost were approximately $4,486,000 which included a portfolio of 17 management contracts lost in the second quarter of 2000. In addition, in the second quarter of 2000, the Company reflected approximately $866,000 in incentive fees. For the three months ended June 30, 2001, in accordance with Staff Accounting Bulletin ("SAB") No. 101, incentive management fees have not been recognized.

   Interest and other income was $1,782,000 and $18,561,000 for the three months ended June 30, 2001 and 2000, respectively. In 2000, the Company recognized a deferred fee of $14,746,000 resulting from the termination of a portfolio of 17 management contracts.

   General and administrative expenses were $31,036,000 and $26,872,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in 2001 is primarily related to the increase in conversion costs of $7,751,000 resulting from the implementation of brand standards in the Company's portfolio of hotels. The increase was offset in part by lower training costs and a reduction in staffing at the corporate office during 2001.

   Interest expense was $82,743,000 and $93,427,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in interest expense is primarily a result of a reduction in the amount of debt outstanding and a reduction of interest rates. At June 30, 2001, the Company had approximately $3.3 billion of debt as compared to $3.6 billion in debt as of June 30, 2000. The average one-month LIBOR rate was 4.27% and 6.47% for the three months ended June 30, 2001 and 2000, respectively.

   Depreciation and amortization expense was $62,230,000 and $78,996,000 for the three months ended June 30, 2001 and 2000, respectively. During the third and fourth quarters of 2000, management identified certain assets held for sale. In accordance with SFAS No. 121, once management identifies an asset for sale, depreciation is no longer recorded, thus reducing depreciation for the three months ended June 30, 2001. In addition, in December 2000, certain intangible assets were impaired, thus reducing amortization expense for the three months ended June 30, 2001.

   During the three months ended June 30, 2001, the Company realized losses on the sale of assets of $13,259,000. During the three months ended June 30, 2000, the Company recognized losses of $10,844,000 on the sale of assets.

   During the three months ended June 30, 2001, in accordance with SFAS No. 133, as amended, with respect to the change in the fair value of its derivatives, the Company recorded a gain of $6,074,000 through earnings for the ineffective portion of the derivatives, and a charge of $1,240,000 through other comprehensive income for the effective portion of the derivative instruments.

   For the three months ended June 30, 2000, the Company recognized $77,300,000 of impairment losses related to assets held for sale. In accordance with SFAS No. 121, when management identifies assets held for sale, a fair value is estimated. If the fair value of the asset is less than the carrying value amount, a reserve for impairment is established. In 2001, no impairment charges were recorded.

   The benefit for income taxes was $3,035,000 and $23,642,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in the tax benefit is in part due to increased operating profitability and in part to the classification of certain assets as held for sale in accordance with GAAP, resulting in differences in GAAP and tax depreciation.

   Minority interests' share of income in consolidated subsidiaries was $2,106,000 and $1,052,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in the allocation of income is due to the increased profitability of certain partnerships which resulted from the fact that no depreciation expense was recorded as assets in these partnerships were held for sale.

   During the three months ended June 30, 2001, the Company recorded a charge of $719,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that was repaid.

   The resulting net loss for the three months ended June 30, 2001 was $12,304,000 compared to net loss of $46,517,000 for the three months ended June 30, 2000.

  Six months ended June 30, 2001 compared with the six months ended June 30,
  2000

   Hotel revenues were $1,185,837,000 and $1,269,073,000 for the six months ended June 30, 2001, and 2000, respectively. Approximately $53,638,000 of the decrease in revenues can be attributed to those hotels that have been sold. The remaining decrease is attributable to declining RevPAR throughout the Company's owned and leased hotel portfolio which decreased 2.6% for the six months ended June 30, 2001 as compared to the same period in 2000. Future operating results may be adversely impacted if the economy remains weak.

   Hotel expenses were $845,286,000 and $888,918,000 for the six months ended June 30, 2001 and 2000, respectively. As with revenues, hotel expenses were impacted by the hotel sales discussed above. Approximately $37,437,000 of the decrease in hotel expenses can be attributed to hotels that have been sold. The remaining decrease can be attributed to staffing reductions at the hotels and other cost saving initiatives implemented earlier this year to improve margins as revenues decline.

   Management fee and service fee income was $14,202,000 and $25,022,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily a result of the management contracts sold to Sierra Hotel Company LP effective March 31, 2000 and the loss of certain other management contracts. For the six months ended June 30, 2000, fees earned for contracts sold to Sierra Hotel Company LP were approximately $2,389,000 and fees earned for certain contracts lost were approximately $5,885,000. In addition, for the six months ended June 30, 2000, the Company reflected approximately $1,668,000 in incentive fees that have not been reflected in 2001 in accordance with SAB No. 101.

   Interest and other income was $5,461,000 and $22,526,000 for the six months ended June 30, 2001 and 2000, respectively. In 2000, the Company recognized a deferred fee of $14,746,000 resulting from the termination of a portfolio of 17 management contracts.

   General and administrative expenses were $44,337,000 and $48,766,000 for the six months ended June 30, 2001 and 2000, respectively. The general and administrative expenses in 2001 were impacted by increases in conversion costs of $7,646,000 resulting from the implementation of brand standards in the Company's portfolio of hotels. The increase in conversion costs was offset in part by lower legal costs related to litigation and the spin-off of Interstate Hotel Corporation. The Company has also reduced its training costs and the size of its corporate staff during 2001 leading to a reduction in general and administrative costs.

   Interest expense was $168,687,000 and $185,290,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest expense is primarily a result of a reduction in the amount of debt outstanding and a reduction of interest rates. At June 30, 2001, the Company had approximately $3.3 billion of debt as compared to $3.6 billion in debt as of June 30, 2000. The average one-month LIBOR rate was 4.91% and 6.19% for the six months ended June 30, 2001 and 2000, respectively.

   Depreciation and amortization expense was $117,072,000 and $158,447,000 for the six months ended June 30, 2001 and 2000, respectively. During the third and fourth quarters of 2000, management identified certain assets held for sale. In accordance with SFAS No. 121, once management identifies an asset for sale, depreciation is no longer recorded, thus reducing depreciation for the six months ended June 30, 2001. In addition, in December 2000, certain intangible assets were impaired, thus reducing amortization expense for the six months ended June 30, 2001.

   During the six months ended June 30, 2001, the Company realized losses on the sale of assets of $12,923,000. During the six months ended June 30, 2000, the Company recognized losses of $14,052,000 on the sale of assets.

   For the six months ended June 30, 2000, the Company recognized $77,300,000 of impairment losses related to assets held for sale. In accordance with SFAS No. 121, when management identifies assets held for sale, a fair value is estimated. If the fair value of the asset is less than the carrying value amount, a reserve for impairment is established. In 2001, no impairment charges were recorded.

   The (provision) benefit for income taxes was $(16,221,000) and $20,697,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in the tax provision is in part due to increased operating profitability and in part to the classification of certain assets as held for sale in accordance with GAAP, resulting in differences in GAAP and tax depreciation.

   Minority interests' share of income in consolidated subsidiaries was $6,952,000 and $3,434,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in the allocation of income is due to the increased profitability of certain partnerships which resulted from the fact that no depreciation expense was recorded as assets in these partnerships were held for sale.

   The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364,000 being recognized in the consolidated statement of operations and a charge of $21,691,000 in other comprehensive income for the six months ended June 30, 2001. As of June 30, 2001, the Company recorded a gain of $15,676,000 for the change in the fair value through earnings, and a charge of $19,430,000 through other comprehensive income.

   During the six months ended June 30, 2001, the Company recorded a charge of $719,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that has been repaid.

   The resulting net income for the six months ended June 30, 2001, was $212,000 compared to a net loss of $34,920,000 for the six months ended June 30, 2000.

Results of reporting segments:

   During the three and six months ended June 30, 2001, revenues and operating income from the hotels, in each segment, were impacted by the weakening economy. Lodging demand turned downward as companies reduced discretionary travel in an effort to lower overall expenses. This slowdown was evidenced by decreases in occupancy and reductions in Average Daily Rate ("ADR") in the hotel segments.

   The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by Wyndham(TM), other proprietary branded hotel properties, non-proprietary branded properties and other.

  Three months ended June 30, 2001 compared with the three months ended June 30, 2000

   Wyndham Hotels & Resorts(R) represent approximately 48.1% and 42.9% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Total revenue was $283,489,000 compared to $284,121,000 for the three months ended June 30, 2001 and 2000, respectively. Operating income was $74,002,000 compared to $75,941,000 for the three months ended June 30, 2001 and 2000, respectively. The decline in both revenues and operating income can be attributed primarily to a decrease in occupancy of 5.1% for the period. This decline was partially offset by the performance of a hotel that was converted from a non-proprietary hotel to a Wyndham branded hotel after June 30, 2000. Revenues and operating income for this hotel included in the three months ended June 30, 2001 were $9,182,000 and $3,262,000, respectively.

   Wyndham Luxury Resorts represent approximately 4.1% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Total revenue was $23,934,000 compared to $27,395,000 for the three months ended June 30, 2001 and 2000, respectively. Operating income was $6,110,000 compared to $6,411,000 for the three months ended June 30, 2001 and 2000, respectively. The decreases in both revenues and operating income can be attributed to decreases in ADR and occupancy of 6.5% and 9.4%, respectively.

   Wyndham Gardens(R) represents approximately 3.0% and 3.7% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Total revenue was $17,830,000 compared to $24,780,000 for the three months ended June 30, 2001 and 2000, respectively. Operating income was $3,732,000 compared to $4,298,000 for the three months ended June 30, 2001 and 2000, respectively. Decreases in both revenue and operating income were impacted by decreases in occupancy of 12.4% and the sale of six Wyndham Garden hotels in June of 2000. Hotel revenue and operating income included in the three months ended June 30, 2000 for those assets sold were $3,633,000 and $627,000, respectively.

   Summerfield Suites by Wyndham(TM) represents approximately 6.0% as compared to 5.5% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Total revenue was $35,081,000 compared to $36,445,000 for the three months ended June 30, 2001 and 2000, respectively. Operating income was $7,410,000 compared to $9,193,000 for the three months ended June 30, 2001 and 2000, respectively. Revenues and operating income were impacted by decreases in ADR and occupancy of 1.1% and 3.1%, respectively. Operating income was also impacted by the absorption of certain job functions and costs by the hotels that were previously performed by the Wichita divisional office that was closed March 31, 2000.

   Other proprietary branded properties represent approximately 0.2% and 1.9% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Total revenue was $1,275,000 compared to $12,601,000 for the three months ended June 30, 2001 and 2000, respectively. Operating income was $63,000 and $3,646,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of the Clubhouse branded hotels in June 2000 and the sale of the Malmaison properties in November 2000. As of June 30, 2001, only one hotel remained in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 37.3% and 37.2% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Total revenue was $219,471,000 compared to $246,670,000 for the three months ended June 30, 2001 and 2000, respectively. Operating income was $58,995,000 and $72,201,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in both revenue and operating income was due primarily to the sale of non-proprietary branded assets and the conversion of one hotel asset to a Wyndham branded hotel. These assets had revenue and operating income of $21,597,000 and $8,181,000, respectively, for the three months ended June 30, 2000. The remaining decrease is attributable to declines in occupancy of 7.5%.

   Other represents revenue from various operating businesses including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $8,064,000 and $30,983,000 for the three months ended June 30, 2001 and 2000, respectively. The overall $22,919,000 decrease was primarily the result of lost management fees from contracts sold and terminated, including a $14,746,000 termination fee recognized in 2000. Operating losses for the segment were $164,042,000 and $244,276,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in the loss is primarily attributable to decreases in certain expenses such as impairment and depreciation expense. The decrease in depreciation expense of $16,766,000 was primarily a result of the number of assets held for sale. In accordance with SFAS No. 121, depreciation is no longer recorded once management has identified an asset held for sale. In addition, in the second quarter of 2000, the Company recorded $77,300,000 of impairment charges. No impairment charges were taken in 2001.

  Six months ended June 30, 2001 compared with the six months ended June 30,
  2000

   Wyndham Hotels & Resorts(R) represent approximately 49.1% and 44.7% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Total revenue was $591,447,000 compared to $587,952,000 for the six months ended June 30, 2001 and 2000, respectively. Operating income was $168,472,000 compared to $172,334,000 for the six months ended June 30, 2001 and 2000, respectively. Revenue and operating income for 2001 were impacted by the conversion of a non-proprietary hotel to a Wyndham branded hotel. Revenues and operating income for this hotel included in 2001 results were $15,417,000 and $4,338,000, respectively. Without this conversion, revenues actually decreased. Decreases in revenue and operating income can be attributed to declines in occupancy of 3.2% offset in part by an increase in ADR of 1.9%.

   Wyndham Luxury Resorts represent approximately 4.3% and 4.4% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Total revenue was $52,366,000 compared to $57,496,000 for the six months ended June 30, 2001 and 2000, respectively. Operating income was $14,594,000 compared to $17,257,000 for the three months ended June 30, 2001 and 2000, respectively. The decreases in both revenues and operating income can be attributed to decreases in ADR and occupancy of 5.9% and 4.8% respectively.

   Wyndham Gardens(R) represents approximately 2.9% and 3.7% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Total revenue was $35,540,000 compared to $48,689,000 for the six months ended June 30, 2001 and 2000, respectively. Operating income was $6,128,0000 compared to $9,011,000 for the six months ended June 30, 2001 and 2000, respectively. Decreases in both revenue and operating income were impacted by decreases in occupancy of 9.5% and the sale of six Wyndham Garden hotels in June of 2000. Hotel revenue and operating income included in the six months ended June 30, 2000 for those assets sold were $7,444,000 and $1,350,000.

   Summerfield Suites by Wyndham(TM) represents approximately 5.7% as compared to 5.3% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Total revenue was $69,035,000 compared to $69,743,000 for the six months ended June 30, 2001 and 2000, respectively. Operating income was $12,480,000 compared to $15,857,000 for the six months ended June 30, 2001 and 2000, respectively. Revenues remained relatively stable between periods. Operating income was impacted by the absorption of certain job functions and costs by the hotels that were previously performed by the Wichita divisional office that was closed March 31, 2000 and a 1.2% decrease in occupancy.

   Other proprietary branded properties represent approximately 0.2% and 2.0% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Total revenue was $2,433,000 compared to $26,977,000 for the six months ended June 30, 2001 and 2000, respectively. Operating income was $224,000 and $7,451,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of the Clubhouse branded hotels in June 2000, and the sale of the Malmaison properties in November 2000. As of June 30, 2001, only one hotel remains in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 36.1% and 36.3% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Total revenue was $435,016,000 compared to $478,216,000 for the six months ended June 30, 2001 and 2000, respectively. Operating income was $113,308,000 and $133,728,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in both revenue and operating income was due primarily to the sale of non-proprietary branded assets and the conversion of one hotel asset to a Wyndham branded. These assets had revenues and operating income of $34,511,000 and $15,423,000, respectively, for the six months ended June 30, 2000. The remaining decrease is attributable to declines in occupancy of 5.7%.

   Other represents revenue from various operating businesses including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $19,663,000 and $47,548,000 for the six months ended June 30, 2001 and 2000, respectively. The overall $27,885,000 decrease was primarily the result of lost management fees from contracts sold and terminated, including a $14,746,000 termination fee recognized in 2000. Operating losses for the segment were $282,335,000 and $411,790,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in the loss is primarily attributable to decreases in certain expenses such as impairment expenses and depreciation expense. The decrease in depreciation expense of $41,375,000 was primarily a result of the number of assets held for sale. In accordance with SFAS No. 121, depreciation is no longer recorded once management has identified an asset held for sale. In addition, in the second quarter of 2000, the Company recorded $77,300,000 of impairment charges. No impairment charges were taken in 2001.

Statistical Information

   During 2001, the Company's portfolio of 167 owned and leased hotels experienced growth in average ADR of approximately 0.3% and 1.9% for the three and six months ended June 30, 2001 as compared to the same periods in the prior year. The Company experienced a decrease in revenue per available room ("RevPAR") of 6.0% and 2.6% for the three and six months ended June 30, 2001 as compared to the same periods in the prior year. In addition the Company also experienced decreases in occupancy of 6.2% and 4.3% for the three and six months ended June 30, 2001 and 2000 as compared to the same periods in the prior year. Management attributes these changes to the weakened economy. The following table sets forth certain statistical information for the Company's 167 owned and leased hotels for 2001 and 2000 as if the hotels were owned or leased for the entire periods presented.

                                 Three months ended June 30,                  Six months ended June 30,
                          ------------------------------------------- -------------------------------------------
                          Occupancy         ADR           REVPAR      Occupancy         ADR           REVPAR
                          ----------  --------------- --------------- ----------  --------------- ---------------
                          2001  2000   2001    2000    2001    2000   2001  2000   2001    2000    2001    2000
                          ----  ----  ------- ------- ------- ------- ----  ----  ------- ------- ------- -------
Wyndham Hotels &
 Resorts................  74.5% 78.5% $128.46 $128.39 $ 95.67 $100.71 72.6% 75.0% $138.75 $136.22 $100.68 $102.13
Wyndham Luxury Resorts..  70.3% 77.6% $276.59 $295.89 $194.39 $229.68 70.9% 74.5% $317.07 $337.10 $224.95 $251.24
Wyndham Garden Hotels...  63.5% 72.5% $ 91.69 $ 89.09 $ 58.23 $ 64.58 62.6% 69.2% $ 93.73 $ 90.82 $ 58.65 $ 62.79
Summerfield Suites by
 Wyndham................  82.5% 85.1% $122.49 $123.88 $101.01 $105.34 80.4% 81.4% $125.06 $123.73 $100.55 $100.67
Non-Proprietary Branded
 Hotels.................  69.2% 74.8% $110.66 $109.97 $ 76.55 $ 82.20 67.8% 71.9% $113.23 $110.10 $ 76.77 $ 79.93
                          ----  ----  ------- ------- ------- ------- ----  ----  ------- ------- ------- -------
Weighted average........  72.4% 77.2% $120.52 $120.21 $ 87.24 $ 92.78 70.7% 73.9% $127.03 $124.70 $ 89.87 $ 92.25
                          ====  ====  ======= ======= ======= ======= ====  ====  ======= ======= ======= =======

Liquidity and Capital Resources

   Cash and cash equivalents as of June 30, 2001 were $59.7 million and restricted cash was $108.5 million. Cash and cash equivalents as of June 30, 2000 were $102.6 million and restricted cash was $131.7 million.

  Cash Flow Provided by Operating Activities

   The Company's principal source of cash flow is from the operations of the hotels that it owns, leases and manages. Cash flows from operating activities were $131.2 million and $100.0 million for six months ended June 30, 2001 and 2000, respectively.

  Cash Flows from Investing and Financing Activities

   Cash flows used by investing were $3.6 million for the six months ended June 30, 2001, resulting primarily from renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period. Cash flows used by financing of $121.0 million for the six months ended June 30, 2001 were primarily related to principal payments made on mortgage debt, distributions made to limited partners and dividend payments made on preferred stock.

   Cash flows provided by investing activities were $29.5 million for the six months ended June 30, 2000, resulting primarily from the proceeds from asset sales during the year, partially offset by the acquisition of hotel properties, improvements and additions to hotel properties and the payment of a contingent liability. Cash flows used in financing activities of $181.9 million for the six months ended June 30, 2000 resulted primarily from the repayment of debt and dividend payments on its preferred stock. In addition, during the first quarter of 2000, the Company paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit its exposure to rising interest rates.

   As of June 30, 2001, the Company had approximately $75 million outstanding under its revolving credit facility, $1.3 billion outstanding on term loans, and $608 million outstanding under increasing rate loans. Additionally, the Company had outstanding letters of credit totaling $52.6 million. As of such date, the Company also had over $1.3 billion of mortgage debt outstanding that encumbered 57 hotels and capital leases and other debt of $47.2 million, resulting in total indebtedness of approximately $3.3 billion. Included in the total indebtedness of $3.3 billion is approximately $453.5 million of debt associated with assets held for sale. As of June 30, 2001, the Company had $372.4 million of additional availability under the revolving credit facility.

  Renovations and Capital Improvements

   During the first six months of 2001, the Company invested approximately $100.7 million in capital improvements and renovations. These capital expenditures included (i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to enhancing the revenue-producing capabilities of the Company's hotels, and (iii) costs related to recurring maintenance.

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

  Newly Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, 2) goodwill amortization to cease, and 3) the testing of goodwill for impairment at transition and at interim periods (if an event or circumstance would result in an impairment). The Company will adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact of SFAS No. 142 on the Company's results of operations and financial position.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risks

   There were no material changes to our exposures to market risk since December 31, 2000.

                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23,
1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,
1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about
October 13, 2000, the defendants moved to dismiss the actions. The Court heard legal arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum, Case
No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. The Court has heard arguments on motions to dismiss the actions on December 14, 2000 but has not yet rendered a decision. Wyndham intends to defend the suits vigorously.

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

   On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming Wyndham International, Operating Partnership, L.P. f/k/a Patriot American Operating Partnership, L.P..(the "Partnership") as respondent.

A similar arbitration was originally filed on or about October 26, 2000 against Wyndham. The Supreme Court of the State of New York, however, ruled that Wyndham International, Inc. did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to Wyndham. Claimants then recommended an identical arbitration, dropped Wyndham and named the Partnership as a respondent. The Demand for Arbitration claims that the claimants and the Partnership are parties to a Contribution Agreement dated February 28, 1997 and that the Partnership is in breach of that agreement. Claimants assert that the Partnership breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to the Partnership, which allegedly provided the Partnership with growth and added revenue. In addition, claimants assert that the Partnership failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged the Partnership's business. Claimants do not specify the amount of damages sought. The Partnership intends to defend the claims vigorously.

   Wyndham has been served with purported class action complaints in California (Bryant v. Wyndham International, Inc., San Diego County Superior Court Case No. GIC76544 (filed April 10, 2001) and Judd v. Wyndham International, Inc., San Francisco County Superior Court Case No. 322378 (filed June 25, 2001)), Florida (Soper, et. al v. Wyndham International, Inc., Dade County Circuit Court Case No. 01-15095 CA15 (filed June 25, 2001)) and Illinois (Nicoloff v. Wyndham International, Inc., Madison County Circuit Court Case No. GIC76544 (filed July 23, 2001)). Each of the actions allege substantially the same allegations and claim, in sum, that it is an unfair business practice for hotels to assess an "energy surcharge" in addition to regular room rates when only the room rates are advertised. The suits seek restitution, damages, including punitive damages, and injunctive relief. Additionally, the Attorneys General of Florida and Texas are investigating this same issue. Wyndham has conditionally settled the Bryant action, and has not responded to the complaints in any of the other actions. Wyndham intends to defend the suits vigorously.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   Wyndham held its annual meeting of stockholders on May 24, 2001. During this meeting, stockholders were asked to consider and vote upon three proposals: to approve the Second Amendment and Restatement of the Company's 1997 Incentive Plan, to ratify the appointment of the Company's independent auditors, and to elect certain individuals to the Board of Directors. As of the record date for the annual meeting, a total of 167,887,723 shares of class A common stock (aggregated to 167,887,723 votes) and 11,027,189. 658 shares of series B preferred stock (equivalent to 128,371,926 votes) were outstanding and entitled to vote. The holders of Class A common stock and Series B preferred stock were entitled to vote together on all matters presented at the meeting, except that only holders of class A common stock were entitled to vote for the election of Class A Directors and only holders of series B preferred stock were entitled to vote for the election of Class B Directors. For each proposal, the results of the shareholder voting were as follows:

                                                  Votes                Broker
                                     Votes FOR   AGAINST   Abstaining Non-Votes
                                    ----------- ---------- ---------- ---------
 1.   To approve the Second
      Amendment and Restatement
      of the Company's 1997
      Incentive Plan to (a)
      increase the number of
      shares available for
      issuance pursuant to awards
      made under such plan, (b)
      permit the grant of
      restricted unit awards upon
      the terms described in the
      proxy statement and (c)
      make certain other changes
      to the plan................   222,190,939 21,535,518  281,191        0
 2.   To ratify the appointment
      of PricewaterhouseCoopers
      LLP as the Company's
      independent auditors for
      the 2001 fiscal year.......   243,643,854    285,458   78,336        0
 3.   To elect to Wyndham's Board
      of Directors six directors,
      consisting of two Class A
      Directors, three Class B
      Directors and one Class C
      Director, to serve until
      2003 annual meeting of
      stockholders or until their
      respective successors are
      duly elected and qualified,
      as follows:
      Class A Directors
      Lynn Swann.................   121,325,590  2,214,651      --       --
      Sherwood M. Weiser.........   121,660,931  1,879,310      --       --
      Class B Directors
      Leon D. Black..............   120,467,407          0      --       --
      Lee S. Neibert.............   120,467,407          0      --       --
      Scott A. Schoen............   120,467,407          0      --       --
      Class C Director
      Norman Brownstein..........   241,792,997  2,214,651      --       --

   The following directors shall continue in office after the Company's annual meeting of stockholders held on May 24, 2001:

  Class A Directors--Karim Alibhai, Leonard Boxer, Milton Fine, Susan T. Groenteman, Fred J. Kleisner and Rolf E. Ruhfus

  Class B Directors--Thomas H. Lee, Alan M. Leventhal, William L. Mack, Marc
  J. Rowan and Scott M. Sperling

  Class C Directors--Paul Fribourg and Stephen T. Clark

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

 Item No. Description
 -------- -----------
 10.1*    Loan Agreement, dated as of July 18, 2001, by and among W-Baltimore,
          LLC, Posadas De San Juan Associates, W-Atlanta, LLC, W-Boston, LLC
          and Travis Real Estate Group Joint Venture
          (wholly-owned subsidiaries of Wyndham) and Lehman Brothers Bank FSB
 10.2*    Form of Restricted Unit Award Agreement

--------
*Filed herewith

   (b) Reports on Form 8-K for the quarter ended June 30, 2001:

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

DATED: August 13, 2001