Form 10-Q
period 2001-09-30
WYNDHAM INTERNATIONAL INC
filed 2001-11-13
CIK 715273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                               -----------------

                         Commission File Number 1-9320

                          WYNDHAM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                 94-2878485
     (State or other          (I.R.S. Employer
     jurisdiction of         Identification No.)
    incorporation or
      organization)

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

   The number of shares outstanding of the registrant's class A common stock, par value $.01 per share, as of the close of business on November 9, 2001, was 167,867,470.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1.        Financial Statements............................................................   3

Wyndham International, Inc.:
   Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31,
     2000...................................................................................     3
   Condensed Consolidated Statements of Operations for the three and nine months ended
     September 30, 2001 and 2000 (unaudited)................................................     4
   Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001
     and 2000 (unaudited)...................................................................     5
   Notes to Condensed Consolidated Financial Statements as of September 30, 2001 (unaudited)     6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations......................................................................  18
Item 3.        Qualitative and Quantitative Disclosures about Market Risks.....................  28

                                  PART II--OTHER INFORMATION

Item 1.        Legal Proceedings...............................................................  29
Item 2.        Changes in Securities and Use of Proceeds.......................................  30
Item 3.        Defaults Upon Senior Securities.................................................  30
Item 4.        Submission of Matters to Vote of Security Holders...............................  30
Item 5.        Other Information...............................................................  31
Item 6.        Exhibits and Reports on Form 8-K:...............................................  31
   Exhibits.................................................................................    31
   Reports on Form 8-K......................................................................    31
Signature......................................................................................  32

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WYNDHAM INTERNATIONAL, INC.

  CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
                                  (unaudited)

                                                                                                        September 30,
                                                                                                            2001
                                                                                                        -------------
                                                ASSETS
Current assets:
  Cash and cash equivalents............................................................................  $   117,956
  Restricted cash......................................................................................      106,780
  Accounts receivable..................................................................................      138,928
  Inventories..........................................................................................       18,776
  Prepaid expenses and other assets....................................................................       13,812
  Assets held for sale, net of accumulated depreciation of $172,086 in 2001 and $205,242 in 2000.......      986,169
                                                                                                         -----------
   Total current assets................................................................................    1,382,421
                                                                                                         -----------
Investment in real estate and related improvements, net of accumulated depreciation of $647,216 in 2001
 and $497,669 in 2000..................................................................................    3,553,214
Investment in unconsolidated subsidiaries..............................................................       80,720
Notes and other receivables............................................................................       49,636
Management contract costs, net of accumulated amortization of $16,750 in 2001 and $18,034 in 2000......       98,955
Leasehold costs, net of accumulated amortization of $27,684 in 2001 and $21,128 in 2000................      113,330
Trade names and franchise costs, net of accumulated amortization of $22,421 in 2001 and $17,560 in
 2000..................................................................................................       99,399
Deferred acquisition costs.............................................................................        4,596
Goodwill, net of accumulated amortization of $45,949 in 2001 and $36,826 in 2000.......................      329,909
Deferred expenses, net of accumulated amortization of $49,586 in 2001 and $42,244 in 2000..............       67,737
Other assets...........................................................................................       41,623
                                                                                                         -----------
   Total assets........................................................................................  $ 5,821,540
                                                                                                         ===========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................................................  $   193,042
  Deposits.............................................................................................       27,671
  Borrowings associated with assets held for sale......................................................      435,668
  Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease
   obligations.........................................................................................      220,003
                                                                                                         -----------
   Total current liabilities...........................................................................      876,384
                                                                                                         -----------
Borrowings under credit facility, term loans, mortgage notes and capital lease obligations.............    2,738,599
Derivative financial instruments.......................................................................       85,860
Deferred income taxes..................................................................................      351,982
Deferred income........................................................................................        7,268
Minority interest in the operating partnerships........................................................       21,416
Minority interest in other consolidated subsidiaries...................................................       89,815
Commitments and contingencies..........................................................................
Shareholders' equity:..................................................................................
  Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
   11,693,165 in 2001 and 11,087,390 in 2000...........................................................          117
  Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
   167,867,470 in 2001 and 167,416,376 in 2000.........................................................        1,679
  Additional paid in capital...........................................................................    3,891,507
  Receivables from shareholders........................................................................      (17,874)
  Accumulated other comprehensive loss.................................................................      (43,034)
  Accumulated deficit..................................................................................   (2,182,179)
                                                                                                         -----------
   Total shareholders' equity..........................................................................    1,650,216
                                                                                                         -----------
      Total liabilities and shareholders' equity.......................................................  $ 5,821,540
                                                                                                         ===========

                                                                                                        December 31,
                                                                                                            2000
                                                                                                        ------------
                                                ASSETS
Current assets:
  Cash and cash equivalents............................................................................ $    52,460
  Restricted cash......................................................................................      98,070
  Accounts receivable..................................................................................     188,381
  Inventories..........................................................................................      21,211
  Prepaid expenses and other assets....................................................................      15,248
  Assets held for sale, net of accumulated depreciation of $172,086 in 2001 and $205,242 in 2000.......   1,196,272
                                                                                                        -----------
   Total current assets................................................................................   1,571,642
                                                                                                        -----------
Investment in real estate and related improvements, net of accumulated depreciation of $647,216 in 2001
 and $497,669 in 2000..................................................................................   3,515,223
Investment in unconsolidated subsidiaries..............................................................     104,814
Notes and other receivables............................................................................      48,976
Management contract costs, net of accumulated amortization of $16,750 in 2001 and $18,034 in 2000......     109,106
Leasehold costs, net of accumulated amortization of $27,684 in 2001 and $21,128 in 2000................     125,044
Trade names and franchise costs, net of accumulated amortization of $22,421 in 2001 and $17,560 in
 2000..................................................................................................     104,249
Deferred acquisition costs.............................................................................       2,936
Goodwill, net of accumulated amortization of $45,949 in 2001 and $36,826 in 2000.......................     339,032
Deferred expenses, net of accumulated amortization of $49,586 in 2001 and $42,244 in 2000..............     104,474
Other assets...........................................................................................      41,403
                                                                                                        -----------
   Total assets........................................................................................ $ 6,066,899
                                                                                                        ===========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................................................ $   210,592
  Deposits.............................................................................................      38,943
  Borrowings associated with assets held for sale......................................................     505,836
  Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease
   obligations.........................................................................................     155,728
                                                                                                        -----------
   Total current liabilities...........................................................................     911,099
                                                                                                        -----------
Borrowings under credit facility, term loans, mortgage notes and capital lease obligations.............   2,737,386
Derivative financial instruments.......................................................................          --
Deferred income taxes..................................................................................     430,030
Deferred income........................................................................................       7,875
Minority interest in the operating partnerships........................................................      21,416
Minority interest in other consolidated subsidiaries...................................................     164,906
Commitments and contingencies..........................................................................
Shareholders' equity:..................................................................................
  Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
   11,693,165 in 2001 and 11,087,390 in 2000...........................................................         111
  Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
   167,867,470 in 2001 and 167,416,376 in 2000.........................................................       1,674
  Additional paid in capital...........................................................................   3,828,900
  Receivables from shareholders........................................................................     (17,161)
  Accumulated other comprehensive loss.................................................................        (811)
  Accumulated deficit..................................................................................  (2,018,526)
                                                                                                        -----------
   Total shareholders' equity..........................................................................   1,794,187
                                                                                                        -----------
      Total liabilities and shareholders' equity....................................................... $ 6,066,899
                                                                                                        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                          --------------------  ----------------------
                                                            2001       2000        2001        200
                                                          ---------  ---------  ----------  ----------
Revenue:
   Hotel revenue......................................... $ 439,917  $ 560,911  $1,625,754  $1,829,984
   Management fee and service fee income.................     6,431      9,215      20,633      34,237
   Interest and other income.............................     2,441      4,340       7,902      26,866
                                                          ---------  ---------  ----------  ----------
       Total revenue.....................................   448,789    574,466   1,654,289   1,891,087
                                                          ---------  ---------  ----------  ----------
Expenses:
   Hotel expenses........................................   354,914    423,828   1,200,200   1,312,987
   General and administrative............................    43,293     21,388      87,630      69,913
   Interest expense......................................    78,752     95,333     247,439     280,623
   Depreciation and amortization.........................    60,101     79,631     177,173     238,078
   Loss (gain) on sale of assets.........................     1,715     (9,305)     14,638       4,747
   Impairment loss on assets held for sale...............        --    134,016          --     211,316
   Loss on derivative instruments........................    37,694         --      22,018          --
                                                          ---------  ---------  ----------  ----------
       Total expenses....................................   576,469    744,891   1,749,098   2,117,664
                                                          ---------  ---------  ----------  ----------
Operating loss...........................................  (127,680)  (170,425)    (94,809)   (226,577)
   Equity in earnings of unconsolidated subsidiaries.....     1,534      1,518       3,131       5,487
                                                          ---------  ---------  ----------  ----------
Loss before income taxes, minority interest, accounting
  change and extraordinary item..........................  (126,146)  (168,907)    (91,678)   (221,090)
   Income tax benefit....................................    46,751     51,952      30,530      72,649
                                                          ---------  ---------  ----------  ----------
Loss before minority interest, accounting change and
  extraordinary item.....................................   (79,395)  (116,955)    (61,148)   (148,441)
   Minority interest in consolidated subsidiaries........    (1,555)    (2,384)     (8,507)     (5,818)
                                                          ---------  ---------  ----------  ----------
Loss before accounting change and extraordinary item.....   (80,950)  (119,339)    (69,655)   (154,259)
   Cumulative effect of change in accounting principle,
     net of taxes........................................        --         --     (10,364)         --
   Extraordinary item from early extinguishment of debt,
     net of taxes........................................    (1,119)        --      (1,838)         --
                                                          ---------  ---------  ----------  ----------
Net loss................................................. $ (82,069) $(119,339) $  (81,857) $ (154,259)
   Preferred stock dividends.............................   (27,998)   (26,099)    (82,529)    (76,968)
                                                          ---------  ---------  ----------  ----------
Net loss attributable to common shareholders............. $(110,067) $(145,438) $ (164,386) $ (231,227)
                                                          =========  =========  ==========  ==========
Basic and diluted loss per common share:.................
   Net loss before accounting change and extraordinary
     item................................................ $   (0.65) $   (0.87) $    (0.91) $    (1.38)
   Cumulative effect of change in accounting principle,
     net of taxes........................................        --         --       (0.06)         --
   Extraordinary item, net of taxes...................... $   (0.01) $      --  $    (0.01) $       --
                                                          ---------  ---------  ----------  ----------
       Net loss per common share......................... $   (0.66) $   (0.87) $    (0.98) $    (1.38)
                                                          =========  =========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           --------------------
                                                                                             2001       2000
                                                                                           ---------  ---------
Cash flows from operating activities:
  Net loss................................................................................ $ (81,857) $(154,259)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization..........................................................   177,173    238,078
   Amortization of deferred compensation..................................................     1,450        255
   Amortization of deferred loan costs....................................................    16,375     19,855
   Net loss on sale of assets.............................................................    14,638      4,747
   Impairment loss on assets held for sale................................................        --    211,316
   Loss on derivative instruments.........................................................    22,018         --
   Provision for bad debt expense.........................................................     5,567      1,405
   Equity in earnings of unconsolidated subsidiaries......................................    (3,131)    (5,487)
   Minority interest in consolidated subsidiaries.........................................     8,507      5,818
   Recognition of deferred termination fee................................................        --    (14,746)
   Write-off of management and leasehold costs............................................    11,627         --
   Write-off of deferred acquisition costs................................................     1,449      1,283
   Deferred income taxes..................................................................   (41,890)   (84,223)
   Cumulative effect of change in accounting principle....................................    10,364         --
   Extraordinary item.....................................................................     1,838         --
   Changes in assets and liabilities:
    Accounts receivable and other assets..................................................    41,532    (29,089)
    Inventory.............................................................................     2,435      2,293
    Deferred income.......................................................................      (607)     8,937
    Accounts payable and other accrued expenses...........................................   (48,182)   (43,576)
                                                                                           ---------  ---------
      Net cash provided by operating activities...........................................   139,306    162,607
                                                                                           ---------  ---------
Cash flows from investing activities:
  Acquisition of hotel properties and related working capital assets net of cash acquired.        --    (20,626)
  Improvements and additions to hotel properties..........................................  (153,520)  (124,309)
  Proceeds from sale of assets............................................................   114,347    227,814
  Payment of contingent liability.........................................................        --    (32,825)
  Earnest deposit on assets held for sale.................................................        --     11,072
  Changes in restricted cash accounts.....................................................    (8,710)     1,929
  Collection on notes receivable..........................................................     6,205        457
  Advances on other notes receivable......................................................    (1,887)    (1,309)
  Deferred acquisition costs..............................................................    (3,536)    (1,550)
  Management contract costs...............................................................    (1,289)   (67,008)
  Investment in unconsolidated subsidiaries...............................................    (1,700)   (10,763)
  Distributions from unconsolidated subsidiaries..........................................     4,191     11,886
  Other...................................................................................     1,551        587
                                                                                           ---------  ---------
      Net cash used in investing activities...............................................   (44,348)    (4,645)
                                                                                           ---------  ---------
Cash flows from financing activities:
  Borrowings under credit facility and mortgage notes.....................................   500,500    452,081
  Repayments under credit facility and mortgage notes.....................................  (505,181)  (597,237)
  Payment of deferred loan costs..........................................................    (3,857)    (3,174)
  Distributions made to minority interest in other partnerships...........................    (6,198)    (6,563)
  Dividends paid..........................................................................   (14,624)   (21,936)
  Proceeds from the exercise of stock options.............................................        21         --
  Proceeds received from amendments to financial derivatives..............................        --      6,654
  Premiums paid for financial derivatives.................................................        --    (34,360)
                                                                                           ---------  ---------
      Net cash used in financing activities...............................................   (29,339)  (204,535)
                                                                                           ---------  ---------
  Foreign currency translation adjustment.................................................      (123)     4,418
  Net increase (decrease) in cash and cash equivalents....................................    65,496    (42,155)
  Cash and cash equivalents at beginning of period........................................    52,460    144,333
                                                                                           ---------  ---------
  Cash and cash equivalents at end of period.............................................. $ 117,956  $ 102,178
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

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)
                                  (unaudited)

1. Organization:

   Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully integrated and multi-branded hotel enterprise that operates primarily in the upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel operators. As of September 30, 2001, Wyndham owned interests in 129 hotels with over 37,200 guestrooms and leased 38 hotels from third parties with over 5,800 guestrooms. In addition, Wyndham managed 31 hotels for third party owners with over 9,800 guestrooms and franchised 29 hotels with over 5,500 guestrooms.

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

   These financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to current period presentation with no effect to previously reported net loss or accumulated deficits.

   Newly Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require
1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, 2) goodwill amortization to cease, and 3) the testing of goodwill for impairment at transition and at interim periods (if an event or circumstance would result in an impairment). The Company will adopt SFAS No. 142 on January 1, 2002. As a result, amortization will decrease by approximately $12,200 annually. The Company is currently evaluating the impact of the impairment test provisions on its results of operations and financial position.

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)
                                  (unaudited)

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

2. Disposition of Assets

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

   On July 12, 2001, Interstate Hotels, LLC ("IHC, LLC"), pursuant to a redemption agreement, called for the redemption of Wyndham's preferred interest in IHC, LLC. In consideration for the redemption, Wyndham received $8,250 in cash and two promissory notes in the amounts of $750 and $3,682, respectively. The notes bear interest at 9.75% and mature on July 1, 2002 and July 1, 2004, respectively. The Company recorded a gain of $323, net of previously recorded impairment of $16,499. During the quarter, the Company incurred an additional $2,038 in costs associated with previous asset sales.

3. Borrowing Under Term Loans, Mortgage Notes and Capital Lease Obligations:

   Effective March 30, 2001, the Company amended a mortgage note with a balance of $15,000 with Credit Lyonnais. The amendment extended the maturity from March 30, 2001 to March 29, 2002. The note bears interest at LIBOR plus 2.25%.

   In connection with the sale of the hotel in the first quarter, the proceeds from the sale of the property were used to repay mortgage debt owed to Lehman Brothers Holdings Inc. ("Lehman Brothers") in the amount of $21,875.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


   In connection with the exchange of the hotel assets in the second quarter, the Company repaid mortgage debt owed to Lehman Brothers in the amount of $8,125 and Bear, Stearns Funding Inc. in the amount of $33,135. As a result of the repayment of debt, the Company recorded a charge of $719, net of taxes of $479, as an extraordinary item resulting from the write-off of unamortized deferred financing costs.

   In July 2001, the Company completed a $180,000 mortgage financing through Lehman Brothers, which is secured by four hotel properties. The loan bears interest at LIBOR plus 1.80% and matures August 10, 2003. The proceeds from the loan were used to repay existing mortgage indebtedness and reduce balances on the Company's increasing rate term loans and revolving credit facility.

   Effective March 30, 2001, the Company amended a mortgage note with a balance of $29,540 with Credit Lyonnais. The amendment extended the maturity date from March 30, 2001 to September 28, 2001. On July 30, 2001, the Company refinanced the loan with the Credit Lyonnais. The loan was increased to $45,000 and bears interest at LIBOR plus 2.15% and matures July 30, 2003.

   As a result of the repayment of debt in the third quarter, the Company recorded a charge of $1,119, net of taxes of $746, as an extraordinary item resulting from the write-off of unamortized deferred financing costs.

   The Company anticipated that it would not be in compliance at September 30, 2001 with certain financial ratio covenants in its credit agreement and increasing rate loan agreement (the "Loan Agreements") due to the events of September 11, 2001. Accordingly, on September 28, 2001, the Company and the other parties to the Loan Agreements (the "Lenders") entered into a waiver of the financial covenants (the "Waiver") for the third and fourth quarters of 2001. The Waiver is effective through February 28, 2002. As a condition of the Waiver, the Company agreed to certain additional restrictions during the period that the Waiver is in effect, including requirements that (a) availability under the revolving portion of the credit agreement shall not be less than $100,000, (b) all of the net proceeds of asset sales shall be used to repay indebtedness outstanding under the Loan Agreements; with proceeds being applied 50% to repay increasing rate loans, 37.5% to repay term loans, and 12.5% to repay the revolving loans; (c) certain capital expenditures are limited and capital expenditures and investments shall not exceed $85,000 in total, and (d) cash dividends on preferred stock may be paid only if concurrently with such payment such cash is loaned to the Company on a subordinated basis. Pursuant to the Waiver, the Company also agreed that it would work diligently to prepare and negotiate mortgage documents in favor of the Lenders on substantially all of the Company's unencumbered hotels. The Company, however, is under no obligation under the Loan Agreements or the Waiver to enter into such mortgages at any time.

   The Company is engaged in discussions with the Lenders to amend the Loan Agreements. The Company believes that it will be successful in its continuing efforts to amend the Loan Agreements, but there can be no assurance that the Company will be able to do so. In the absence of an amendment or further waiver of the financial covenants prior to March 1, 2002, the Company's noncompliance with the financial covenants will constitute an event of default under the Loan Agreements, entitling the Lenders to accelerate the maturity of the amounts owed them under the Loan Agreements. If the Lenders were to accelerate the maturity of the amounts due under the Loan Agreements, the Company likely would be required to take necessary and appropriate action to protect itself and its assets.

4. Derivatives:

   The Company entered into two additional derivative instruments. Effective August 10, 2001, the Company entered into an interest rate cap that limits LIBOR to 7.25% on $180,000 of mortgage debt through August 10, 2003. Effective August 1, 2001, the Company entered into an interest rate swap that provides for a fixed LIBOR rate of 4.3625% on $45,000 of mortgage debt through July 30, 2003.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


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

   As of September 30, 2001, the Company had recorded a loss of $22,018 for the change in the fair market value through earnings, and a charge of $20,193 (net of taxes of $13,462) through other comprehensive income.

   The Company expects that over the next twelve months the reclassification to earnings of the transition adjustment that was recorded in accumulated other comprehensive income will be immaterial. Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

   Accounting for Derivatives and Hedging Activities

   On the date the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow hedge"). Currently, the Company has only entered into derivative contracts, designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value non-hedging instruments are reported in current-period earnings.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

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

5. Comprehensive Loss:

   SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive loss for the relevant periods is calculated as follows:

                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                   -------------------  --------------------
                                                     2001      2000       2001       2000
                                                   --------  ---------  ---------  ---------
Net loss.......................................... $(82,069) $(119,339) $ (81,857) $(154,259)
Unrealized (loss) gain on securities held for sale     (758)       (73)      (266)       407
Unrealized foreign exchange (loss) gain...........     (596)     8,667        (73)     4,442
Unrealized loss on derivative instruments.........     (763)        --    (41,884)        --
                                                   --------  ---------  ---------  ---------
   Total comprehensive loss....................... $(84,186) $(110,745) $(124,080) $(149,410)
                                                   ========  =========  =========  =========

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


6. Computation of Earnings Per Share:

   Basic and diluted earnings per share have been computed as follows:

                                                  Three Months Ended     Three Months Ended
                                                  September 30, 2001     September 30, 2000
                                                ---------------------  ---------------------
                                                  Basic    Diluted (1)   Basic    Diluted (1)
                                                ---------  ----------- ---------  -----------
                                                  (in thousands, except per share amounts)
Loss before extraordinary item................. $ (80,950)  $ (80,950) $(119,339)  $(119,339)
Preferred stock dividends......................   (27,998)    (27,998)   (26,099)    (26,099)
                                                ---------   ---------  ---------   ---------
Loss attributable to common shareholders before
  extraordinary item........................... $(108,948)  $(108,948) $(145,438)  $(145,438)
Extraordinary item.............................    (1,119)     (1,119)        --          --
                                                ---------   ---------  ---------   ---------
Net loss....................................... $(110,067)  $(110,067) $(145,438)  $(145,438)
                                                =========   =========  =========   =========
Weighted average number of shares outstanding..   167,810     167,810    167,361     167,361
                                                =========   =========  =========   =========
Loss per share:
   Loss before extraordinary item.............. $   (0.65)  $   (0.65) $   (0.87)  $   (0.87)
   Extraordinary item..........................     (0.01)      (0.01)        --          --
                                                ---------   ---------  ---------   ---------
   Net loss.................................... $   (0.66)  $   (0.66) $   (0.87)  $   (0.87)
                                                =========   =========  =========   =========

--------
(1) For the three months ended September 30, 2001, the dilutive effect of unvested stock grants of 5,858, options to purchase 702 shares of common stock and 136,125 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended September 30, 2000, the dilutive effect of unvested stock grants of 563, options to purchase 460 shares of common stock and 126,833 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. In addition, for the three months ended September 30, 2001, options to purchase 13,183 shares of common stock at prices ranging from $2.15 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three months ended September 30, 2000, options to purchase 14,313 shares of common stock at prices ranging from $2.1875 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


                                                             Nine Months Ended      Nine Months Ended
                                                             September 30, 2001     September 30, 2000
                                                           ---------------------  ---------------------
                                                             Basic    Diluted (1)   Basic    Diluted (1)
                                                           ---------  ----------- ---------  -----------
                                                             (in thousands, except per share amounts)
Loss before accounting change and extraordinary item...... $ (69,655)  $ (69,655) $(154,259)  $(154,259)
Preferred stock dividends.................................   (82,529)    (82,529)   (76,968)    (76,968)
                                                           ---------   ---------  ---------   ---------
Loss attributable to common shareholders before cumulative
  effect of accounting change and extraordinary item......  (152,184)   (152,184)  (231,227)   (231,227)
Cumulative effect of accounting change....................   (10,364)    (10,364)        --          --
Extraordinary item........................................    (1,838)     (1,838)        --          --
                                                           ---------   ---------  ---------   ---------
Net loss attributable to common shareholders.............. $(164,386)  $(164,386) $(231,227)  $(231,227)
                                                           =========   =========  =========   =========
Weighted average number of shares outstanding.............   167,644     167,644    167,272     167,272
                                                           =========   =========  =========   =========
Loss per share:
   Loss before accounting change and extraordinary item... $   (0.91)      (0.91) $   (1.38)      (1.38)
   Accounting change......................................     (0.06)      (0.06)        --          --
   Extraordinary item.....................................     (0.01)      (0.01)        --          --
                                                           ---------   ---------  ---------   ---------
Net loss.................................................. $   (0.98)  $   (0.98) $   (1.38)  $   (1.38)
                                                           =========   =========  =========   =========

--------
(1) For the nine months ended September 30, 2001, the dilutive effect of unvested stock grants of 3,951, options to purchase 666 shares of common stock and 136,125 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the nine months ended September 30, 2000, the dilutive effect of unvested stock grants of 706, options to purchase 288 of common stock and 126,833 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. In addition, for the nine months ended September 30, 2001, options to purchase 12,895 shares of common stock at prices ranging from $2.15 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2000, options to purchase 14,238 shares of common stock at prices ranging from $2.1875 to $30.40 were outstanding but not included in the computation because the exercise prices of the options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

7. Commitments and Contingencies:

   Contingencies

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

(filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about August 15, 2001 the Court granted Defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. Defendants have not yet answered or otherwise moved against the amended complaint. Wyndham intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV-1429-L, filed on June 23, 1999, David Lee Meisenburg, et al., v. Patriot American Hospitality, Inc., Wyndham International, Inc., James
D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about August 15, 2001, the Court granted Defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. Defendants have not yet answered or otherwise moved against the amended complaint. Wyndham intends to defend the suits vigorously.

   Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., etal., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been served.

   On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming Wyndham International Operating Partnership, L.P. f/k/a Patriot American Operating Partnership, L.P. (the "Partnership") as respondent. A similar arbitration was originally filed on or about October 26, 2000 against Wyndham International, Inc. The Supreme Court of the State of New York, however, ruled that Wyndham International, Inc. did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to Wyndham International, Inc. Claimants then recommended an identical arbitration, dropped Wyndham International, Inc. and named the Partnership as a respondent. The Demand for Arbitration claims that the claimants and the Partnership are parties

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

to a Contribution Agreement dated February 28, 1997 and that the Partnership is in breach of that agreement. Claimants assert that the Partnership breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to the Partnership, which allegedly provided the Partnership with growth and added revenue. In addition, claimants assert that the Partnership failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged the Partnership's business. Claimants do not specify the amount of damages sought. The Partnership intends to defend the claims vigorously.

   Wyndham was named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the Attorneys General of Florida, Texas, New Jersey and California are investigating the issue of energy surcharges. Wyndham has received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for Wyndham's response. Wyndham has agreed to settle the two California cases (Bryant and Judd). The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 off a future night's stay. If the redemption rate of these coupons is less than 6%, Wyndham will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities; provided, however this amount in no case will exceed $1.5 million. Additionally, Wyndham has agreed to pay plaintiff's attorneys' fees of up to $375,000. A hearing has been scheduled on November 9, 2001 for the California Court to preliminarily approve the settlement and certify a nationwide class for settlement purposes only. If this occurs, notice will be mailed to the class members, who will have an opportunity to object or opt out of the settlement; if more than 10% of the class members opt out of the settlement, Wyndham can void the settlement; and on January 3, 2002 there will be a hearing for the Court to finally approve the settlement. Wyndham has not yet resolved any of the Attorney General actions.

8. Dividends

   The holders of the preferred stock are entitled to receive on a quarterly basis, a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. On September 30, 2001, the Company issued approximately 1,120 shares of series A preferred stock and 205,736 shares of series B preferred stock. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. If the cash dividends on the preferred stock are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends shall accrue at a rate per annum equal to 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until such time as all cash dividends in arrears have been paid in full. Such additional dividends shall be cumulative and payable in additional shares of preferred stock.

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

    . Other proprietary branded hotel properties include Malmaison, Sierra Suites and Clubhouse. As of September 30, 2001, the Company had sold its interests in Sierra Suites, Clubhouse and the Malmaison properties. Only one hotel remained in the segment as of September 30, 2001.

    . Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza(R), Embassy Suites(R), Marriott(R), Doubletree(R), Hilton(R) and independents.

    . Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


   Factors management used to identify the reportable segments

   The Company's reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specified characteristics of each segment.

   Measurement of segment profit or loss

   The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income
(loss) for each segment for the three and nine months ended September 30, 2001 and 2000 are presented in the table below. There were no material changes in total assets from amounts disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                    Wyndham   Wyndham            Summerfield    Other        Non
Three Months Ended  Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
September 30, 2001 Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
------------------ ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
 Total revenue....  $216,324  $15,873   $15,568   $ 32,143     $   977    $159,032   $   8,872  $  448,789
 Operating income
   (loss).........    35,216      894     2,167      5,037         182      32,328    (203,504)   (127,680)
                    Wyndham   Wyndham            Summerfield    Other        Non
Three Months Ended  Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
September 30, 2000 Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
------------------ ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
 Total revenue....  $254,009  $19,749  $ 19,287   $ 38,716     $ 8,227    $220,923   $  13,555  $  574,466
 Operating income
   (loss).........    54,425    2,107     3,543      8,234       2,479      55,265    (296,478)   (170,425)
                    Wyndham   Wyndham            Summerfield    Other        Non
 Nine MonthsEnded   Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
September 30, 2001 Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
------------------ ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
 Total revenue....  $807,771  $68,239  $ 51,108   $101,178     $ 3,410    $594,048   $  28,535  $1,654,289
 Operating income
   (loss).........   203,688   15,488     8,295     17,517         406     145,636    (485,839)    (94,809)
                    Wyndham   Wyndham            Summerfield    Other        Non
Nine Months Ended   Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
September 30, 2000 Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other      Total
------------------ ---------- ------- ---------- ----------- ----------- ----------- ---------  ----------
 Total revenue....  $861,280  $77,244   $66,421   $108,460     $32,301    $684,278   $  61,103  $1,891,087
 Operating income
   (loss).........   236,142   19,944    12,388     24,091       8,660     187,443    (715,245)   (226,577)

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


   The following table represents revenue information by geographic area for the three and nine months ended September 30, 2001 and 2000, respectively. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.

          Three Months ended September 30, 2001 Nine Months ended September 30, 2001
          ------------------------------------- ------------------------------------
          United States     Europe     Total    United States    Europe     Total
          -------------    ------     --------  -------------   -------  ----------
Revenues.   $447,756       $1,033    $448,789    $1,649,481     $ 4,808  $1,654,289

          Three Months ended September 30, 2000 Nine Months ended September 30, 2000
          ------------------------------------- ------------------------------------
          United States     Europe     Total    United States    Europe     Total
          -------------    ------     --------  -------------   -------  ----------
Revenues.   $566,238       $8,228    $574,466    $1,866,351     $24,736  $1,891,087

10. Supplemental Cash Flow Disclosure:

   The Company pays a quarterly dividend in additional shares of preferred stock. On September 30, 2001, the Company issued approximately 1,120 shares of series A preferred stock and 205,736 shares of series B preferred stock with a value of $20,686. The Company deferred the third quarter payment of the cash portion of the dividend of approximately $7,312. On June 30, 2001, the Company issued approximately 1,094 shares of series A preferred stock and 200,840 shares of series B preferred stock with a value of $20,193. On March 31, 2001, the Company issued approximately 1,070 shares of series A preferred stock and 196,063 shares of series B preferred stock with a value of $19,713.

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

   In addition, the Company recorded the change in the fair value of its derivatives of $55,673 with a loss of $22,018 for the change in the fair market value through earnings, and a charge of $20,193 (net of taxes of $13,462) through other comprehensive income.

   The Company exchanged six assets with a net book value of $70,134 for the acquisition of one hotel with an estimated fair value of $61,308.

   In connection with the termination of several contracts, the Company wrote off the unamortized balance of management contract costs of $7,408 and leasehold costs of $4,057.

   In connection with the redemption of the preferred stock in IHC, LLC, the Company received two promissory notes in the aggregate amount of $4,432 as partial consideration for the redemption.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Certain statements in this Form 10-Q constitute ''forward-looking statements'' as that term is defined under (S)21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words ''believe,'' ''expect,'' ''anticipate,'' ''intend,'' ''estimate'' and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference include, but are not limited to, risks associated with the availability of equity or debt financing at terms and conditions favorable to the Company, including the Company's ability to obtain a permanent amendment to its credit agreement and increasing rate note agreement; risks associated with the course of litigation; the Company's ability to effect sales of assets on favorable terms and conditions; the Company's ability to integrate acquisitions into its operations and management; risks associated with the hotel industry and real estate markets in general; competition within the lodging industry; the impact of general economic conditions; risks associated with debt financing; the impact of terrorist activity, threats of terrorist activity and responses thereto on the economy in general and the travel and hotel industries in particular; and other risks set forth under "Certain Risk Factors" in the Company's 2000 Annual Report on Form 10-K.

Results of operations:

   General

   The terrorist attacks of September 11, 2001, their immediate aftermath and other subsequent national and world events have created a significant amount of uncertainty about future prospects and national and world economies. The overall long-term effect on the Company and the lodging industry is also uncertain. As might be expected, occupancies at hotels declined significantly in the days immediately following the attacks, although in subsequent weeks business has recovered somewhat from these very depressed levels. In the face of uncertainty, the Company has developed and implemented a contingency plan focused particularly on cost management. Although the magnitude of the negative effects of these events on the Company's business for the full year is still unclear, the Company expects that its results of operations for the fourth quarter will be substantially below last year's fourth quarter results. The Company expects that Revenue per Available Room ("RevPAR") will decline approximately 25% to 35% as compared to the fourth quarter of 2000, consistent with industry expectation for the upscale segment.

   Three months ended September 30, 2001 compared with the three months ended September 30, 2000

   Hotel revenues were $439,917,000 and $560,911,000 for the three months ended September 30, 2001, and 2000, respectively. Approximately $37,553,000 of the decrease in revenues can be attributed to hotels that have been sold since September 30, 2000. The remaining decrease is attributable to declining RevPAR throughout the Company's owned and leased hotel portfolio which decreased approximately 17% for the three months ended September 30, 2001 as compared to the same period in 2000. Future operating results may be adversely impacted if the economy remains weak or worsens or if occupancy rates do not continue to improve following the sharp declines that occurred immediately after the events of September 11, 2001.

   Hotel expenses were $354,914,000 and $423,828,000 for the three months ended September 30, 2001 and 2000, respectively. As with revenues, hotel expenses were impacted by the hotel sales discussed above.

Approximately $28,605,000 of the decrease in hotel expenses can be attributed to hotels that have been sold since September 30, 2000. The remaining decrease in hotel expenses can be attributed to staffing reductions and other cost saving initiatives implemented as revenues decline.

   Management fee and service fee income was $6,431,000 and $9,215,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease is primarily a result of reductions in hotel revenue for which the fees are based and the loss of certain management contracts since September 30, 2000. In addition, in the third quarter of 2000, the Company reflected approximately $1,547,000 in incentive fees. For the three months ended September 30, 2001, in accordance with Staff Accounting Bulletin ("SAB") No. 101, incentive management fees have not been recognized.

   General and administrative expenses were $43,293,000 and $21,388,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in 2001 is primarily related to the write-off of $4,605,000 for a receivable deemed not collectible, $12,414,000 of costs associated with the termination of management and leasehold contracts, and $5,239,000 in reservation and marketing funds not reimbursed by the hotels.

   Interest expense was $78,752,000 and $95,333,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest expense is primarily a result of a reduction in the amount of debt outstanding and a reduction in interest rates. At September 30, 2001, the Company had approximately $3.4 billion of debt as compared to $3.6 billion in debt as of September 30, 2000. The average one-month LIBOR rate was 3.55% and 6.62% for the three months ended September 30, 2001 and 2000, respectively. This reduction of interest rates was somewhat offset by derivatives in place that fixed the interest rate on a portion of the debt. Interest expense related to those derivatives was approximately $8,430,000 for the three months ended September 30, 2001.

   Depreciation and amortization expense was $60,101,000 and $79,631,000 for the three months ended September 30, 2001 and 2000, respectively. During the third and fourth quarters of 2000, management identified certain assets held for sale. In accordance with SFAS No. 121, once management identifies an asset for sale, depreciation is no longer recorded; thus reducing depreciation for the three months ended September 30, 2001. In addition, in December 2000, certain intangible assets were impaired, thus reducing amortization expense for the three months ended September 30, 2001.

   During the three months ended September 30, 2001, the Company realized losses on the sale of assets of $1,715,000. During the three months ended September 30, 2000, the Company recognized gains of $9,305,000 on the sale of assets.

   During the three months ended September 30, 2000, the Company classified an additional 15 assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, the Company recorded a reserve for impairment for loss on real estate assets held for sale of $82,163,000. The provision reduces the carrying value of six owned hotels to the estimated net sales proceeds less estimated costs to sell. In addition, the Company recorded a reserve for impairment for certain investments held for sale of $51,853,000.

   During the three months ended September 30, 2001, in accordance with SFAS No. 133, as amended, with respect to the change in the fair value of its derivatives, the Company recorded a loss of $37,694,000 through earnings for the ineffective portion of the derivatives, and a charge of $763,000 through other comprehensive income for the effective portion of the derivative instruments.

   The benefit for income taxes was $46,751,000 and $51,952,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in the tax benefit is in part due to increased operating profitability and in part to the classification of certain assets as held for sale in accordance with GAAP, resulting in differences in GAAP and tax depreciation.

   During the three months ended September 30, 2001, the Company recorded a charge of $1,119,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that has been repaid.

   The resulting net loss for the three months ended September 30, 2001 was $82,069,000 compared to net loss of $119,339,000 for the three months ended September 30, 2000.

   Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

   Hotel revenues were $1,625,754,000 and $1,829,984,000 for the nine months ended September 30, 2001, and 2000, respectively. Approximately $79,683,000 of the decrease in revenues can be attributed to those hotels that have been sold since 2000. The remaining decrease is attributable to declining RevPAR throughout the Company's owned and leased hotel portfolio which decreased 7.2% for the nine months ended September 30, 2001 as compared to the same period in 2000. Future operating results may be adversely impacted if the economy remains weak or worsens or if occupancy rates do not continue to improve following the sharp declines that occurred immediately after the events of September 11, 2001.

   Hotel expenses were $1,200,200,000 and $1,312,987,000 for the nine months ended September 30, 2001 and 2000, respectively. As with revenues, hotel expenses were impacted by the hotel sales discussed above. Approximately $64,802,000 of the decrease in hotel expenses can be attributed to hotels that have been sold since 2000. The remaining decrease can be attributed to staffing reductions at the hotels and other cost saving initiatives implemented as revenues decline.

   Management fee and service fee income was $20,633,000 and $34,237,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based, the accounting for incentive fees and the sale and termination of certain contracts since September 30, 2000. For the nine months ended September 30, 2000, fees earned for contracts sold were approximately $1,999,000 and fees earned for certain contracts lost were approximately $3,489,000. In addition, for the nine months ended September 30, 2000, the Company reflected approximately $6,504,000 in incentive fees that have not been reflected in 2001 in accordance with SAB No. 101.

   Interest and other income was $7,902,000 and $26,866,000 for the nine months ended September 30, 2001 and 2000, respectively. In 2000, the Company recognized a deferred fee of $14,746,000 resulting from the termination of a portfolio of 17 management contracts and $800,000 from the termination of another contract.

   General and administrative expenses were $87,630,000 and $69,913,000 for the nine months ended September 30, 2001 and 2000, respectively. The general and administrative expenses in 2001 were impacted by increases in conversion costs of $8,927,000 resulting from the implementation of brand standards, the write-off of $4,605,000 for a receivable deemed not collectible, $13,179,000 of costs associated with the termination of management and leasehold contracts, and $5,239,000 in reservation and marketing funds not reimbursed by the hotels. The increase in costs was offset in part by a reduction in legal costs, training costs and the size of its corporate staff during 2001.

   Interest expense was $247,439,000 and $280,623,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in interest expense is primarily a result of a reduction in the amount of debt outstanding and a reduction in interest rates. At September 30, 2001, the Company had approximately $3.4 billion of debt as compared to $3.6 billion in debt as of September 30, 2000. The average one-month LIBOR rate was 4.45% and 6.33% for the nine months ended September 30, 2001 and 2000, respectively. This reduction of interest rates was somewhat offset by derivatives in place that fixed the interest rate on a portion of the debt. Interest expense related to those derivatives was approximately $14,265,000 for the nine months ended September 30, 2001.

   Depreciation and amortization expense was $177,173,000 and $238,078,000 for the nine months ended September 30, 2001 and 2000, respectively. During the third and fourth quarters of 2000, management identified certain assets held for sale. In accordance with SFAS No. 121, once management identifies an asset for sale, depreciation is no longer recorded thus depreciation for the nine months ended September 30, 2001 was reduced. In addition, in December 2000, certain intangible assets were impaired thus reducing amortization expense for the nine months ended September 30, 2001.

   During the nine months ended September 30, 2001, the Company realized losses on the sale of assets of $14,638,000. During the nine months ended September 30, 2000, the Company recognized losses of $4,747,000 on the sale of assets.

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

   The benefit for income taxes was $30,530,000 and $72,649,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the tax benefit is in part due to increased operating profitability and in part to the classification of certain assets as held for sale in accordance with GAAP, resulting in differences in GAAP and tax depreciation.

   Minority interests' share of income in consolidated subsidiaries was $8,507,000 and $5,818,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in the allocation of income is due to the increased profitability of certain partnerships which resulted from the fact that no depreciation expense was recorded because assets in these partnerships were held for sale. A portion of the increase was offset by the sale of one of those partnership interests in June of 2001.

   The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364,000 being recognized in the consolidated statement of operations and a charge of $21,691,000 in other comprehensive income for the nine months ended September 30, 2001. As of September 30, 2001, the Company recorded a loss of $22,018,000 for the change in the fair value through earnings, and a charge of $20,193,000 through other comprehensive income.

   During the nine months ended September 30, 2001, the Company recorded a charge of $1,838,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that has been repaid.

   The resulting net loss for the nine months ended September 30, 2001 was $81,857,000 compared to a net loss of $154,259,000 for the nine months ended September 30, 2000.

Results of reporting segments:

   During the three and nine months ended September 30, 2001, revenues and operating income from the hotels, in each segment, were impacted by the weakening economy and the terrorist attacks on September 11, 2001. Lodging demand turned downward as evidenced by sharp decreases in occupancy and reductions in Average Daily Rate ("ADR") in each of the hotel segments.

   The Company's results of operations are classified into seven reportable segments. Those segments include Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Wyndham Gardens(R), Summerfield Suites by Wyndham(TM), other proprietary branded hotel properties, non-proprietary branded properties and other.

   Three months ended September 30, 2001 compared with the three months ended September 30, 2000

   Wyndham Hotels & Resorts(R) represents approximately 48.2% and 44.2% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Total revenue was $216,324,000 compared to $254,009,000 for the three months ended September 30, 2001 and 2000, respectively. Operating income was $35,216,000 compared to $54,425,000 for the three months ended September 30, 2001 and 2000, respectively. The decline in both revenues and operating income can be attributed primarily to decreases in ADR and occupancy of 7.2% and 10.8%, respectively.

   Wyndham Luxury Resorts represents approximately 3.5% and 3.4% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Total revenue was $15,873,000 compared to $19,749,000 for the three months ended September 30, 2001 and 2000, respectively. Operating income was $894,000 compared to $2,107,000 for the three months ended September 30, 2001 and 2000, respectively. The decreases in both revenues and operating income can be attributed to decreases in ADR and occupancy of 26.2% and 10.1%, respectively.

   Wyndham Gardens(R) represents approximately 3.5% and 3.4% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Total revenue was $15,568,000 compared to $19,287,000 for the three months ended September 30, 2001 and 2000, respectively. Operating income was $2,167,000 compared to $3,543,000 for the three months ended September 30, 2001 and 2000, respectively. Decreases in both revenue and operating income were impacted by decreases in occupancy of 19.0%.

   Summerfield Suites by Wyndham(TM) represents approximately 7.2% and 6.7% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Total revenue was $32,143,000 compared to $38,716,000 for the three months ended September 30, 2001 and 2000, respectively. Operating income was $5,037,000 compared to $8,234,000 for the three months ended September 30, 2001 and 2000, respectively. Revenues and operating income were impacted by decreases in ADR and occupancy of 6.5% and 11.3%, respectively.

   Other proprietary branded properties represent approximately 0.2% and 1.4% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Total revenue was $977,000 compared to $8,227,000 for the three months ended September 30, 2001 and 2000, respectively. Operating income was $182,000 and $2,479,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of the Malmaison properties in November 2000. As of September 30, 2001, only one hotel remained in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 35.4% and 38.5% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Total revenue was $159,032,000 compared to $220,923,000 for the three months ended September 30, 2001 and 2000, respectively. Operating income was $32,328,000 and $55,265,000 for the three months ended September 30, 2001 and 2000, respectively. Decreases in both revenue and operating income were impacted by decreases in ADR and occupancy of 3.7% and 12.0%, respectively. Results for the segment were also impacted by the sale and exchange of certain non-proprietary hotels since September 30, 2000. Hotel revenue and operating income included in the three months ended September 30, 2000 for those assets sold were $30,384,000 and $6,184,000, respectively.

   Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment consist of primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $8,872,000 and $13,555,000 for the three months ended September 30, 2001 and 2000, respectively. The overall $4,683,000 decrease was primarily the result of lost management fees from contracts terminated and the recognition of certain incentive fees in the third quarter of 2000. Operating losses for the segment were $203,504,000 and $296,478,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in the amount of the loss is primarily attributable to decreases in certain expenses such as impairment and depreciation expense. For the three months ended September 30, 2000, the Company recorded $134,016,000 of impairment charges. No impairment charges were taken in 2001. This was offset in part by the implementation of SFAS No. 133, as amended. The Company recorded a loss of $37,694,000 for the change in the fair market value for the three months ended September 30, 2001.

   Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

   Wyndham Hotels & Resorts(R) represent approximately 48.8% and 45.5% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Total revenue was $807,771,000 compared to $861,280,000 for the nine months ended September 30, 2001 and 2000, respectively. Operating income was $203,688,000 compared to $236,142,000 for the nine months ended September 30, 2001 and 2000, respectively. Decreases in revenue and operating income can be attributed to declines occupancy of 5.8%.

   Wyndham Luxury Resorts represent approximately 4.1% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Total revenue was $68,239,000 compared to $77,244,000 for the nine months ended September 30, 2001 and 2000, respectively. Operating income was $15,488,000 compared to $19,944,000 for the nine months ended September 30, 2001 and 2000, respectively. The decreases in both revenues and operating income can be attributed to decreases in ADR and occupancy of 10.8% and 6.5% respectively.

   Wyndham Gardens(R) represents approximately 3.1% and 3.5% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Total revenue was $51,108,000 compared to $66,421,000 for the nine months ended September 30, 2001 and 2000, respectively. Operating income was $8,295,000 compared to $12,388,000 for the nine months ended September 30, 2001 and 2000, respectively. Decreases in both revenue and operating income were impacted by decreases in occupancy of 12.8% and the sale of nine Wyndham Garden hotels in June of 2000. Hotel revenue and operating income included in the nine months ended September 30, 2000 for those assets sold were $7,464,000 and $1,335,000.

   Summerfield Suites by Wyndham(TM) represents approximately 6.1% and 5.7% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Total revenue was $101,178,000 compared to $108,460,000 for the nine months ended September 30, 2001 and 2000, respectively. Operating income was $17,517,000 compared to $24,091,000 for the nine months ended September 30, 2001 and 2000, respectively. Revenues and operating income were impacted by declines in ADR and occupancy of 1.5% and 4.8%, respectively. Operating income was also impacted by the absorption of certain job functions and costs by the hotels that were previously performed by the Wichita divisional office that was closed March 31, 2000.

   Other proprietary branded properties represent approximately 0.2% and 1.7% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Total revenue was $3,410,000 compared to $32,301,000 for the nine months ended September 30, 2001 and 2000, respectively. Operating income was $406,000 and $8,660,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in both revenues and operating income was primarily as a result of the sale of the Sierra branded hotels in March of 2000, the Clubhouse branded hotels in June 2000 and the sale of the Malmaison properties in November 2000. As of September 30, 2001, only one hotel remains in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represent approximately 35.9% and 36.2% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Total revenue was $594,048,000 compared to $684,278,000 for the nine months ended September 30, 2001 and 2000, respectively. Operating income was $145,636,000 and $187,443,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since 2000. These assets had revenues and operating income of $51,541,000 and $15,371,000, respectively, for the nine months ended September 30, 2000. Operating results have also been impacted by declines in occupancy of 7.9%.

   Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment consist of primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the other segment was $28,535,000 and $61,103,000 for the nine months ended September 30, 2001 and 2000, respectively. The overall $32,568,000 decrease was primarily the result of lost management fees from contracts sold and terminated, including a $14,746,000 termination fee recognized in 2000. Operating losses for the segment were $485,839,000 and $715,245,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the amount of the loss is primarily attributable to decreases in certain expenses such as impairment expenses and depreciation expense. The decrease in depreciation expense of $60,905,000 was primarily a result of the number of assets held for sale. In accordance with SFAS No. 121, depreciation is no longer recorded once management has identified an asset held for sale. In addition, for the nine months ended September 30, 2000, the Company recorded $211,316,000 of impairment charges. No impairment charges were taken in 2001. This was offset in part by the implementation of SFAS No. 133, as amended. The Company recorded a loss of $22,018,000 for the change in the fair market value for the nine months ended September 30, 2001.

Statistical Information

   During 2001, the Company's portfolio of 178 owned and leased hotels experienced declines in average ADR of approximately 5.9% and 0.4% for the three and nine months ended September 30, 2001 as compared to the same periods in the prior year. The Company experienced a decrease in RevPAR of 17.0% and 7.2% for the three and nine months ended September 30, 2001 as compared to the same periods in the prior year. In addition, the Company also experienced decreases in occupancy of 11.8% and 6.9% for the three and nine months ended September 30, 2001 as compared to the same periods in the prior year. Management attributes these changes to the weakened economy and the impact on the lodging industry stemming from the events of September 11, 2001. The following table sets forth certain statistical information for the Company's 178 owned and leased hotels for 2001 and 2000 as if the hotels were owned or leased for the entire periods presented.

                           Three months ended September 30,             Nine months ended September 30,
                      ------------------------------------------- -------------------------------------------
                       Occupancy        ADR           REVPAR       Occupancy        ADR           REVPAR
                      ----------  --------------- --------------- ----------  --------------- ---------------
                      2001  2000   2001    2000    2001    2000   2001  2000   2001    2000    2001    2000
                      ----  ----  ------- ------- ------- ------- ----  ----  ------- ------- ------- -------
Wyndham Hotels &
 Resorts............. 66.6% 74.7% $109.91 $118.50 $ 73.15 $ 88.49 70.5% 74.8% $129.57 $130.28 $ 91.39 $ 97.54
Wyndham Luxury
 Resorts............. 64.1% 71.3% $184.74 $250.41 $118.50 $178.70 68.7% 73.5% $275.41 $308.83 $189.08 $226.89
Wyndham Garden
 Hotels.............. 57.7% 71.2% $ 88.62 $ 90.65 $ 51.14 $ 64.56 60.9% 69.8% $ 92.10 $ 90.76 $ 56.12 $ 63.38
Summerfield Suites by
 Wyndham............. 78.8% 88.8% $117.14 $125.33 $ 92.33 $111.33 79.9% 83.9% $122.43 $124.30 $ 97.78 $104.25
Non-Proprietary
 Branded Hotels...... 65.1% 74.0% $104.07 $108.07 $ 67.73 $ 79.90 66.9% 72.6% $110.23 $110.06 $ 73.73 $ 79.92
                      ----  ----  ------- ------- ------- ------- ----  ----  ------- ------- ------- -------
Weighted average..... 66.5% 75.4% $107.90 $114.66 $ 71.70 $ 86.37 69.3% 74.4% $120.85 $121.28 $ 83.75 $ 90.27
                      ====  ====  ======= ======= ======= ======= ====  ====  ======= ======= ======= =======

Liquidity and Capital Resources

   Cash and cash equivalents as of September 30, 2001 were $118.0 million and restricted cash was $106.8 million. Cash and cash equivalents as of September 30, 2000 were $102.2 million and restricted cash was $100.6 million.

   Cash Flow Provided by Operating Activities

   The Company's principal source of cash flow is from the operations of the hotels that it owns, leases and manages. Cash flows from operating activities were $139.3 million and $162.6 million for the nine months ended September 30, 2001 and 2000, respectively. Operating cash flows for the third quarter of 2001 were negatively impacted by the terrorist attacks of September 11, 2001. Occupancies dropped sharply in the days following the attacks, negatively impacting the operations of the hotels in the third quarter of 2001.

   Cash Flows from Investing and Financing Activities

   Cash flows used in investing activities were $44.3 million for the nine months ended September 30, 2001, resulting primarily from renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period. Cash flows used by financing activities of $29.3 million for the nine months ended September 30, 2001 were primarily related to principal payments made on mortgage debt, distributions made to limited partners and dividend payments made on preferred stock.

   Cash flows used in investing activities were $4.6 million for the nine months ended September 30, 2000. Sources of cash resulting from the proceeds of asset sales during the year were offset by uses of cash for the amendment of the Wyndham Anatole management contract, payment of additional purchase consideration in connection with the acquisition of the partnership interests in SF Hotel Company, L.P., and capital improvements and renovations at the hotel properties. Cash flows used by financing activities were $204.5 million for the nine months ended September 30, 2000. This primarily was a result of the repayment of debt and dividend payments made on preferred stock. In addition, the Company paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit its exposure to rising interest rates.

   As of September 30, 2001, the Company had approximately $223.5 million outstanding under its revolving credit facility, $1.3 billion outstanding on term loans, and $490 million outstanding under increasing rate loans. Additionally, the Company had outstanding letters of credit totaling $51.6 million. As of such date, the Company also had over $1.3 billion of mortgage debt outstanding that encumbered 58 hotels and capital leases and other debt of $44.9 million, resulting in total indebtedness of approximately $3.4 billion. Included in the total indebtedness of $3.4 billion is approximately $435.7 million of debt associated with assets held for sale. As of September 30, 2001, the Company had $224.9 million of availability under the revolving credit facility. However, through the effective date of the Waiver, the availability under the revolving credit facility shall not be less than $100 million.

   The Company anticipated that it would not be in compliance at September 30, 2001 with certain financial ratio covenants in its credit agreement and increasing rate loan agreement (the "Loan Agreements") due to the events of September 11, 2001. Accordingly, on September 28, 2001, the Company and the other parties to the Loan Agreements, the ("Lenders") entered into a waiver of the financial covenants (the "Waiver") for the third and fourth quarters of 2001. The Waiver is effective through February 28, 2002. As a condition of the Waiver, the Company agreed to certain additional restrictions during the period that the Waiver is in effect, including requirements that (a) availability under the revolving portion of the credit agreement shall not be less than $100 million, (b) all of the net proceeds of asset sales shall be used to repay indebtedness outstanding under the Loan Agreements, with proceeds being applied 50% to repay increasing rate loans, 37.5% to repay term loans, and 12.5% to repay the revolving loans; (c) certain capital expenditures are limited and capital expenditures and investments shall not exceed $85 million in total, and
(d) cash dividends on preferred stock may be paid only if concurrently with such payment such cash is loaned to the Company on a subordinated basis. Pursuant to the Waiver, the Company also agreed that it would work diligently to prepare and negotiate mortgage documents in favor of the Lenders on substantially all of the Company's unencumbered hotels. The Company, however, is under no obligation under the Loan Agreements or the Waiver to enter into such mortgages at any time.

   The Company is engaged in discussions with the Lenders to amend the Loan Agreements. The Company believes that it will be successful in its continuing efforts to amend the Loan Agreements, but there can be no assurance that the Company will be able to do so. In the absence of an amendment or further waiver of the financial covenants prior to March 1, 2002, the Company's noncompliance with the financial covenants will constitute an event of default under the Loan Agreements, entitling the Lenders to accelerate the maturity of the amounts owed them under the Loan Agreements. If the Lenders were to accelerate the maturity of the amounts due under the Loan Agreements, the Company likely would be required to take necessary and appropriate action to protect itself and its assets.

   The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses and debt service requirements. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary from the Company's revolving credit facility. In the past, the Company has generally met its long-term liquidity requirements for the funding of activities, such as development and scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the proceeds from the sale of assets. For the remainder of 2001 and 2002, the Company has scheduled principal payments and debt maturities of approximately $335.2 million. Of that amount, the Company has options to extend $228.5 million, which mature 2002, for an additional 12 months. In addition, the Company expects to refinance five mortgages with an aggregate balance of approximately $59.0 million prior to their maturities in 2002. However, there can be no assurances that the Company will be able to do so. During the period that the Waiver is in effect, all net proceeds from asset sales must be used to repay indebtedness under the Loan Agreements. In addition, as discussed above, the Company is in discussions with its Lenders concerning an amendment to the Loan Agreements. While the Company believes that it will be successful in its efforts to amend the Loan Agreements, there can be no assurance that it will be able to do so. The Company believes that both the Company and the lodging industry will continue to be adversely affected by the September 11, 2001 terrorist attacks and their aftermath. Immediately following the attacks, the Company's hotels experienced significant short-term declines in occupancy compared to the prior year. Although occupancies have improved from these very depressed levels, at present, it is not possible to predict the duration of such declines in the medium or long term. The Company is currently unable to estimate the medium or long-term negative impact that the September 11, 2001 terrorist attacks and their aftermath could have on operations, liquidity, and capital resources.

   Renovations and Capital Improvements

   During the first nine months of 2001, the Company invested approximately $153.5 million in capital improvements and renovations. These capital expenditures included (i) costs related to converting hotels to one of the Company's proprietary brands, (ii) costs related to enhancing the revenue-producing capabilities of the Company's hotels, and (iii) costs related to recurring maintenance.

   The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel's operations. Therefore, management does not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through capital expenditure reserves or with working capital. For the remainder of this year, the Company intends to defer most major capital projects with the exception of the completion of the Wyndham Newark Airport Hotel and non-discretionary capital expenditures required by mortgages, leases, and franchise agreements. As a condition of the Waiver, capital expenditures are not to exceed $85 million through the effective period of the Waiver.

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

   Newly Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require
1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, 2) goodwill amortization to cease, and 3) the testing of goodwill for impairment at transition and at interim periods (if an event or circumstance would result in an impairment). The Company will adopt SFAS No. 142 on January 1, 2002. As a result, amortization will decrease by approximately $12.2 million annually. The Company is currently evaluating the impact of the impairment test provisions on our results of operations and financial position.

   In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

   In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

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

    . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at September 30, 2001. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and variable rates based on implied forward rates in the yield curve at September 30, 2001.

    . For interest rate swaps and caps, the table presents notional amounts by expected (contractual) maturity dates and weighted-average interest rates or strike rates for amounts in effect each year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 2001.

                              Remainder                                                         Face       Fair
                               of 2001    2002      2003       2004       2005    Thereafter    Value      Value
                              --------- --------  --------  ----------  --------  ----------  ---------- ----------
                                                              (dollars in thousands)
Debt
Long-term debt obligations
 including current portion
  Fixed Rate.................  $ 3,326  $ 50,066  $  7,166  $   52,628  $ 53,037  $  236,291  $  402,514 $  430,096
  Average Interest Rate......     9.12%     8.96%     8.72%       8.23%     7.71%       8.51%
  Variable Rate..............  $12,336  $269,562  $242,223  $1,085,313  $115,441  $1,266,881  $2,991,756 $2,991,756
  Average Interest Rate......     7.86%     6.20%     6.26%       8.64%     8.19%       9.84%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps
  Pay Fixed/Receive Variable.  $    --  $750,000  $ 45,000  $       --  $700,000          --  $1,495,000 $  (75,673)
  Average Pay Rate...........     6.00%     5.54%     6.41%       6.75%     6.75%         --
  Average Receive Rate.......     3.92%     2.83%     4.36%       5.25%     5.68%         --
Interest Rate Caps
  Notional Amount............  $    --  $550,000  $429,845  $  347,564  $106,000          --  $1,433,409 $  (10,187)
  Strike Rate................     6.21%     6.15%     6.56%       6.72%     9.75%         --
  Forward Rate...............     3.92%     2.83%     4.36%       5.25%     5.68%         --

                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle Patriot and Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about August 15, 2001 the Court granted Defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. Defendants have not yet answered or otherwise moved against the amended complaint. Wyndham intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Patriot and Wyndham. The complaint was filed on behalf of all shareholders who purchased Patriot and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV-1429-L, filed on June 23, 1999, David Lee Meisenburg, et al., v. Patriot American Hospitality, Inc., Wyndham International, Inc., James
D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about August 15, 2001, the Court granted Defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. Defendants have not yet answered or otherwise moved against the amended complaint. Wyndham intends to defend the suits vigorously.

   Wyndham has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action referenced above, Deborah Szekely v. Patriot American Hospitality, Inc., etal., No. 3-99-CV1866-D, however the allegations of the complaints are not the same. The draft complaint purports to assert claims against Patriot, Wyndham and their respective operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been served.

   On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming Wyndham International Operating Partnership, L.P. f/k/a Patriot American Operating Partnership, L.P. (the "Partnership") as respondent. A similar arbitration was originally filed on or about October 26, 2000 against Wyndham International, Inc. The Supreme Court of the State of New York, however, ruled that Wyndham International, Inc. did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to Wyndham International, Inc. Claimants then recommended an identical arbitration, dropped Wyndham International, Inc. and named the Partnership as a respondent. The Demand for Arbitration claims that the claimants and the Partnership are parties to a Contribution Agreement dated February 28, 1997 and that the Partnership is in breach of that agreement. Claimants assert that the Partnership breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to the Partnership, which allegedly provided the Partnership with growth and added revenue. In addition, claimants assert that the Partnership failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged the Partnership's business. Claimants do not specify the amount of damages sought. The Partnership intends to defend the claims vigorously.

   Wyndham was named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the Attorneys General of Florida, Texas, New Jersey and California are investigating the issue of energy surcharges. Wyndham has received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for Wyndham's response. Wyndham has agreed to settle the two California cases (Bryant and Judd). The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 off a future night's stay. If the redemption rate of these coupons is less than 6%, Wyndham will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities; provided, however this amount in no case will exceed $1.5 million. Additionally, Wyndham has agreed to pay plaintiff's attorneys' fees of up to $375,000. A hearing has been scheduled on November 9, 2001 for the California Court to preliminarily approve the settlement and certify a nationwide class for settlement purposes only. If this occurs, notice will be mailed to the class members, who will have an opportunity to object or opt out of the settlement; if more than 10% of the class members opt out of the settlement, Wyndham can void the settlement; and on January 3, 2002 there will be a hearing for the Court to finally approve the settlement. Wyndham has not yet resolved any of the Attorney General actions.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   The Company did not pay the cash portion of the quarterly dividend on its series A and series B preferred stock payable on September 30, 2001. The amount and total arrearage of such unpaid dividends is $7.3 million as of the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

Item No. Description
-------- -----------

  10.1*  Waiver to the Credit Agreement, dated as of September 25, 2001, by Wyndham and the Lenders named therein

--------
  *Filed herewith

   (b) Reports on Form 8-K for the quarter ended September 30, 2001:

   Current Report on Form 8-K of Wyndham dated October 3, 2001 (001-9320) reporting under Item 5, a business update of the Company following the events of September 11, 2001.

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

DATED: November 13, 2001