Form 10-K
period 2001-12-31
WYNDHAM INTERNATIONAL INC
filed 2002-03-28
CIK 715273

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2001

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ______________ to ______________

                         Commission File Number 1-9320
                          Wyndham International, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 94-2878485
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

               1950 Stemmons Freeway,
              Suite 6001 Dallas, Texas            75207
                (Address of principal          (Zip Code)
                 executive offices)

                                (214) 863-1000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

              Class A Common Stock, par  New York Stock Exchange
                value $0.01 per share

              Preferred Stock Purchase
                       Rights            New York Stock Exchange
                (Title of each class)   (Name of each exchange on
                                            which registered)

          Securities registered pursuant to Section 12(g) of the Act:

        Series A Convertible Preferred Stock, par value $0.01 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of Wyndham International, Inc. as of March 19, 2002 was $125 million, based upon a price of $.82 per share.

   As of March 19, 2002, there were 167,847,940 shares of Wyndham class A common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the 2002 annual meeting of the stockholders of Wyndham, which will be filed with the Securities and Exchange Commission not later than April 30, 2002.

================================================================================

                          WYNDHAM INTERNATIONAL, INC.

                            Form 10-K Annual Report
                                     Index

                                                                                           Form 10-K
Item No.                                                                                  Report Page
--------                                                                                  -----------

PART I

1.  Business.............................................................................      1
2.  Properties...........................................................................      1
3.  Legal Proceedings....................................................................     17
4.  Submission of Matters to a Vote of Security Holders..................................     18

PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters................     19
6.  Selected Financial Information.......................................................     21
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations     23
7a. Qualitative and Quantitative Disclosures about Market Risks..........................     39
8.  Financial Statements and Supplementary Data..........................................     40
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.     40

PART III.................................................................................     40

PART IV

14. Exhibits, Financial Statements and Schedules, and Reports on Form 8-K................     41

SIGNATURES...............................................................................     44

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

Overview

   We are a fully-integrated and multi-branded hotel enterprise operating primarily in the upper upscale and luxury segments of the hotel and resorts industry. We are one of the largest United States based hotel owner/operators with a portfolio consisting of 220 hotels with over 56,600 guest rooms as of December 31, 2001. We are a Delaware corporation and our principal executive office is located at 1950 Stemmons Freeway, Suite 6001, Dallas, Texas 75207.

Our History

   Through a series of mergers and acquisitions, we have grown substantially since our inception in 1995. Patriot American Hospitality, Inc., or Patriot, was formed on April 17, 1995 as a self-administered real estate investment trust, or REIT, to acquire equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of its common stock and commenced its operations. Between October 2, 1995 and July 1, 1997, Patriot acquired interests in 56 hotel properties and leased them to various third party lessees.

   On July 1, 1997, Patriot merged into California Jockey Club, or Cal Jockey, which we will refer to as the "Cal Jockey merger" in this Form 10-K. As part of this merger, Cal Jockey and Bay Meadows Operating Company, or Bay Meadows, entered into a paired share arrangement under which both of their common stocks were paired and traded together. Also, Cal Jockey changed its name to Patriot, and Bay Meadows changed its name to "Patriot American Hospitality Operating Company."

   In January 1998, Wyndham Hotel Corporation merged into Patriot and, as part of that merger, Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." We will refer to Wyndham International, Inc. as it existed before June 30, 1999 as "old Wyndham."

   During 1998, Patriot and old Wyndham grew primarily by acquiring hotels and other related businesses using proceeds of over $4.5 billion. They financed these acquisitions with funds drawn on their revolving credit facilities and capital raised by issuing paired shares and by having their two operating partnerships issue limited partnership interests. These acquisitions included:

  . the acquisition of Wyndham Hotel Corporation in January 1998 referred to above, as a result of which Patriot acquired 10 Wyndham hotels, 14 Clubhouse hotels, 52 management and franchise contracts, the Wyndham and Clubhouse proprietary brand names, and the Wyndham hotel management company;

  . three resort hotels in Puerto Rico and a majority interest in a related hotel company;

  . Arcadian International Limited, which owned 10 hotels in England, one hotel in Jersey, five owned and managed Malmaison hotels, two European resorts under development, the Malmaison proprietary brand name, and a 50% interest in a property being developed in London;

  . Interstate Hotels Company, or Interstate, which owned or had controlling interests in 42 hotels, leases for 84 hotels, and management or service agreements for 82 hotels;

  . SF Hotel Company, L.P., which owned four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels, and management contracts and franchise interests for 12 additional hotels; and

  . the hospitality related business of CHC International, Inc., or CHCI, which included the acquisition of 17 leases and 16 of the related management contracts related to Patriot hotels, eight third party management contracts, two third party asset management contracts, the Grand Bay proprietary brand name, and certain other assets.

   On June 30, 1999, we restructured our organization. As part of this restructuring:

  .   Patriot became a wholly-owned subsidiary of ours;

  .   we and Patriot terminated the paired share arrangement;

  . each outstanding paired share was converted into one share of our class A common stock; and

  . Patriot terminated its status as a REIT effective January 1, 1999 and became a taxable corporation as of that date.

   Also on June 30, 1999, we completed a $1 billion series B preferred stock equity investment and closed a new credit facility (comprised of a senior credit facility and an increasing rate loan facility), which was amended and restated as of January 24, 2002, and closed on additional mortgage debt. Holders of our series B preferred stock are entitled to a quarterly dividend on a cumulative basis at a rate of 9.75% per year, and our series B preferred stock is convertible, at the holders' option, into shares of our class B common stock. Also in 1999, we completed an offering of our series A preferred stock, which, except for voting rights, has substantially similar terms to our series B preferred stock. We used the proceeds of our series A preferred stock offering to redeem some of our series B preferred stock. On September 30, 2001, we issued approximately 1,120 shares of series A preferred stock and 205,736 shares of series B preferred stock.

   Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2001, we had accrued $11.6 million at a rate of 2.0% per annum as an additional dividend because cash dividends totaling $14.6 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days. In addition, in our amended and restated credit facilities, we agreed not to pay the cash portion of the regular quarterly dividend on our preferred stock.

   Also during 1999, we sold a racecourse, land adjacent to the racecourse, and 21 hotels for net cash proceeds of approximately $123.4 million. We also distributed approximately 92% of the shares of Interstate in the form of a dividend to our stockholders, which we will refer to as the "Interstate spin-off".

   During 2000, we agreed to the redemption of our aggregate 55% non-voting economic interest in Interstate Hotels, LLC, a principal operating subsidiary of Interstate. Interstate Hotels, LLC transferred to us a management agreement for one hotel owned by us and amended management agreements with respect to six other hotels owned by us to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of our interest was redeemed by Interstate Hotels, LLC and substantially all of the remainder was converted into a preferred membership interest in Interstate Hotels, LLC. As additional consideration for the redemption and conversion of our interest, we caused our representative on Interstate's board of directors to resign and relinquished our right to appoint a member to Interstate's board of directors in the future. In addition, we granted Interstate an option exercisable within 90 days of October 20, 2000, to acquire all of Interstate's stock owned by us at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597,000. On July 12, 2001, Interstate Hotels, LLC, pursuant to a redemption agreement, called for the redemption of our preferred interest in Interstate Hotels, LLC. In consideration for the redemption, we received $8.25 million in cash and two promissory notes in the amounts of $750,000 and $3.68 million, respectively. The notes bear interest at 9.75% and mature on July 1, 2002 and July 1, 2004, respectively. We recorded a gain of $2 million, net of previously recorded impairment of $16.5 million. The portion of our interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both we and Interstate Hotels, LLC have the right to require Interstate Hotels, LLC to redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times Interstate Hotels, LLC's EBITDA as of December 31, 2003 and
(ii) the percentage of total equity interest in Interstate Hotels, LLC which is represented by the remaining interest, or (b) approximately $433,000.

   In 2000, we sold the following assets:

  . the Sierra Suites(R) hotel brand, one owned and three leased properties, 17 franchise and management contracts for Sierra Suites(R), and nine management contracts for Summerfield Suites(R) for net cash proceeds of approximately $53.0 million, $29.8 million of which was used to relieve future payment obligations related to the SF Hotel Company, L.P. acquisitions in 1998 discussed above;

  . 26 hotels (two of which were leased back to us) and the Clubhouse Inn proprietary brand for net cash proceeds of approximately $175.0 million, after we repaid approximately $70.4 million of mortgage debt; and

  . investments in three hotels, two parcels of land, retail space, and a garage for net cash proceeds of approximately $61.4 million, after we repaid approximately $7.8 million of debt and a note receivable of $4.3 million.

   In 2001, we sold the following assets:

  . two hotels and a sewer company, in separate transactions for aggregate net cash proceeds of approximately $8.6 million, after we repaid approximately $21.8 million of debt;

  . one hotel in which we retained a preferred equity interest for net cash proceeds of approximately $19.7 million;

  . three hotels and investments in four additional hotels in a single transaction for net cash proceeds of approximately $58.7 million; and

  .   six hotels, which were exchanged for one hotel.

General Description of Our Business

   We classify our business into two groups: (1) proprietary branded hotels and
(2) non-proprietary branded hotels, under which we manage our business. Our proprietary branded hotels are Wyndham Hotels & Resorts(R), Wyndham Luxury Resorts, Wyndham Garden Hotels(R), and Summerfield Suites by Wyndham consisting of 156 owned, leased, managed, or franchised hotels with over 38,200 guest rooms as of December 31, 2001. Wyndham Hotels & Resorts is our principal proprietary branded group of assets. Through both our Wyndham Hotels & Resorts(R) brand and our Wyndham Garden Hotels(R) brand, we offer upper upscale, full-service accommodations to business and leisure travelers. Through our Wyndham Luxury Resorts brand, we offer five-star luxury accommodations, such as the Boulders and Carmel Valley Ranch. Through our Summerfield Suites by Wyndham(TM) brand, we offer upper upscale, all-suite accommodations to business and leisure travelers.

   Our primary growth strategy for our proprietary brand has been to expand through new management and franchise contracts, rebrand our nonproprietary hotels to the Wyndham flag, operate efficiently through revenue generation and cost containment programs and build the brand through innovative programs.

   Our non-proprietary branded hotels consist of 64 owned, leased, managed or franchised hotels with over 18,400 guest rooms as of December 31, 2001. All of these hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Marriott(R) and Courtyard by Marriott(R). We manage all but 25 of these hotels. Our non-proprietary branded hotels are operated primarily by Performance Hospitality Management, or PHM, one of our management divisions. In addition to our owned and leased assets, PHM manages 5 non-proprietary branded hotels for third parties. We intend to continue to selectively dispose of our non-proprietary branded hotels through asset sales and exchanges to create a source of capital for us to (1) continue expanding the Wyndham proprietary brand and (2) repay debt.

Our Business Strengths

  . Strong Brand Name. Our proprietary brands all have at least a 17-year history and our Wyndham brand is highly recognized in our industry. Our Wyndham brand, including Summerfield Suites by Wyndham(TM), serves to identify high quality assets with a consistent and high level of customer service and reliability.

  . Geographically Diverse Portfolio. To help mitigate the effects of regional downturns in the hotel industry, we have assembled a geographically diverse portfolio of hotels and resorts.

  . Control over Property Execution. We own or operate approximately 86% of our proprietary branded portfolio. As a result, we can more efficiently and effectively implement brand-enhancing programs, such as the Wyndham Brand Standards, the program we implemented in 2000 to standardize the stay experience in all of our hotels, and Wyndham ByRequest(R), our innovative guest recognition program which builds brand loyalty by allowing our guests to customize their stay at any of our properties. We were able to implement both of these programs in our proprietary branded properties in less than one year. In addition, through economies of scale, we benefit from greater purchasing and negotiating power when addressing company-wide marketing, insurance, and other hotel services. Furthermore, in markets where we have multiple hotels, we are able to create more consistent operating performance and reduce costs by combining certain operating functions.

  . Personalized Guest Experience. Through our innovative brand-enhancing program Wyndham ByRequest, we are able to provide each ByRequest member a personalized stay experience. Based on the member's personal ByRequest profile, we arrange their guest room amenities before check-in. In addition, Wyndham ByRequest allows us to customize on-going communications with members and tailor future travel benefits to our members ByRequest profile. As a result of this program, the number of our repeat guests has more than doubled compared to 18 months ago.

  . Captured Market Share. We have continued to capture market share versus our competitors since our June 30, 1999 reorganization with programs such as our Women on Their Way, which is designed to serve the needs of the female traveler. Our Women on Their Way program and our on-going commitment to diversity have enabled us to capture a substantial share of the emerging market segment of the young, female business traveler, the fastest growing segment of all business travelers.

Our Business Strategy

   Since our June 30, 1999 reorganization, we have been singularly focused on increasing our proprietary branded assets by either disposing of or rebranding our non-strategic assets. We have been building our brand by growing our management and franchise business and implementing innovative programs. Additionally, we have created brand operating efficiencies with revenue generation and cost containment programs.

  . Dispose of non-strategic assets. We intend to sell all our non-strategic, non-convertible assets. These are properties that do not fit our proprietary brand profile because of the quality of the asset or the fact that it is encumbered by a long-term licensing agreement with a non-Wyndham brand. By disposing of these assets, we are able to focus solely on being a branded operating company, as well as reduce our debt with the net proceeds from these asset sales. Since implementing this plan in June of 1999, we have sold 82 assets with gross proceeds of approximately $895 million. We have 56 non-strategic assets remaining to be sold. These assets will be held until such time as the sales price meets or exceeds management's assessment of fair value.

  . Rebrand existing hotels. Where opportunities exist, we continue to rebrand eligible non-proprietary assets that fit our Wyndham brand. Rebranded properties benefit from our global distribution system and our brand defining programs. By rebranding these hotels, we benefit by increasing the geographical distribution of our Wyndham properties, which enables us to offer our guests a consistent Wyndham experience in more locations. We also benefit by eliminating the need to pay franchise and related fees to our competitors. We have converted 16 assets from other brands to the Wyndham brand. We also have converted 12 Wyndham Garden hotels to full Wyndham Hotels, which enable us to offer more services to our customers.

  . Grow our management and franchise business. We have and will continue to focus our growth efforts in the area of new management and franchise contracts. This growth will enable us to expand our brand distribution and increase our EBITDA through the fee income associated with these contracts. During the past three years, we have signed 16 management contracts and 14 franchise agreements. We are aggressively pursuing new management and franchise opportunities and will continue to geographically target major metropolitan areas and resort destinations. We have extensive experience in the lodging industry and we believe our industry knowledge, relationships and access to market information provide us a competitive edge with respect to identifying, evaluating and signing new hotel assets to the Wyndham brand.

  . Build the Wyndham brand. We continue to support and implement programs to build Wyndham brand.

      . Our Women on Their Way program has been successful in capturing substantial market share in the emerging market segment of young, female business traveler and has helped create an advantage in attracting more guests to our hotels.

      . We have implemented consistent brand standards in all of our Wyndham branded assets by including Herman Miller Aeron chairs and Golden Door Amenities, both of which are exclusive to Wyndham, in our rooms. This helps ensure a consistent stay experience in all Wyndham branded properties.

      . Our innovative guest recognition program, Wyndham ByRequest, allows our guests to personalize their stay at any of our branded properties. We customize on-going communication and future travel benefits to our members' profiles, which we believe builds loyalty to the Wyndham brand.

  . Operate efficiently. From a revenue generation standpoint, we have continued to streamline our sales and booking efforts. After our June 30, 1999 reorganization, we brought all of our branded assets under one global distribution chain code "WY". This has enabled our central reservations office to efficiently cross sell our properties and, thus, achieve a greater maximization of revenues.

      Beginning with our June 30, 1999 reorganization and continuing throughout 2001, we have continued to implement cost containment programs. We have closed eight satellite offices and have relocated all corporate operations to Dallas, Texas. We implemented three rounds of cost reduction programs during 2001 to counteract the economic recession and implemented additional cuts in response to the tragic events of September 11th. The programs include, among other things, a permanent reduction in our workforce at both our corporate office and our properties; a temporary furloughing of employees at our properties; reduced restaurant hours and closed floors and wings of hotels commensurate with occupancy levels; and the renegotiation of service agreements and trade contracts.

      We have continued to maintain the two-to-one ratio between revenue per available room changes and EBITDA changes, as well as achieve benchmark flow through on revenue changes to EBITDA changes.

Our Proprietary Brands

   We market all of our proprietary products under the Wyndham brand umbrella, which includes four-star, upper upscale hotels that offer full-service accommodations to business and leisure travelers, and a five-star luxury resort brand. With hotels in major urban, suburban and resort markets, our Wyndham brand offers products geared to the specific needs of travelers based on their location, facilities and travel purpose.

   Wyndham Hotels & Resorts(R).   This brand includes our principal proprietary
brand of hotels and resorts. Our hotel brand features upper upscale, full-service hotels that contain an average of 300 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers as well as conferences and conventions. These hotels, which are located primarily in the central business districts and dominant suburbs of major metropolitan markets, target business groups, meetings and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of quality guest service.

   Our distinctive, full-service Wyndham Resorts feature owned, leased or managed resorts that contain an average of 410 rooms and a full range of guest services for leisure travelers and business groups. We are the largest owner/operator of resorts in the Carribean and Florida.

   Wyndham Luxury Resorts. This brand includes five-star, luxury hotel properties featuring between 50 and 200 rooms, numerous fine dining options and other luxury and recreational amenities. These luxury resorts distinguish themselves by focusing on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. Our luxury resort collection includes the Golden Door(R), one of the world's preeminent spas based in Escondido, California. Our luxury resorts are also located in Arizona, California, Massachusetts and Mexico.

   Wyndham Garden Hotels. This brand includes hotels that are located principally near major airports and suburban business districts and serve individual business travelers and small business groups. These full-service hotels feature between 150 and 230 guest rooms, and include up to 5,000 square feet of meeting space. Their amenities and services generally include a three-meal restaurant, signature Wyndham Garden(R) libraries and laundry and room service.

   Summerfield Suites by Wyndham(TM). This brand offers guests one of the highest quality lodging experiences in the upper upscale, all-suites segment. Each suite contains a fully equipped kitchen, a spacious living room and a private bedroom. Many of the suites feature two bedroom, two bath units. Each hotel also has a swimming pool, exercise room and other amenities to serve business and leisure travelers. Each hotel features 90 to 280 suites in either interior or exterior corridor design.

Our Non-Proprietary Brands

   Among our non-proprietary branded hotels, we own and operate 31 hotels aggregating over 8,700 rooms under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza(R), Hilton(R), Hyatt(R), Radisson(R), Holiday Inn(R), Doubletree(R), Embassy Suites(R), Ramada(R), Marriott(R) and Courtyard by Marriott(R). The majority of our non-proprietary branded hotels are full-service hotels that operate in the upscale and upper upscale segments of the hotel industry. Our full-service hotels generally offer a range of conference facilities and banquet space, food and beverage accommodations, gift shops and recreational areas, including swimming pools. These hotels target both business and leisure travelers, including meetings, groups and individuals.

Lodging Information

   The following table sets forth, for each of our owned and leased hotels as of December 31, 2001, the hotels and number of rooms and, for the year ended December 31, 2001, total revenue, average daily rate, average occupancy rate, and revenue per available room.

                                                                                   Revenue
                                                 Number         Average              per
                                                   of    Total   Daily            Available
         Property Name             City    State Rooms  Revenue  Rate   Occupancy   Room
         -------------           --------- ----- ------ ------- ------- --------- ---------
                                                (Total Revenue in thousands)
Wyndham Hotels & Resorts
Wyndham Andover................. Andover    MA    293   $11,643 $104.19   61.7%    $ 64.33
Wyndham Arlington............... Arlington  TX    310   $12,729 $ 94.24   70.2%    $ 66.11
Wyndham Atlanta................. Atlanta    GA    312   $13,538 $134.77   58.6%    $ 79.03
Wyndham Baltimor-e--Inner Harbor Baltimore  MD    707   $30,618 $119.99   66.0%    $ 79.20
Wyndham Bel Age................. Hollywood  CA    200   $13,803 $154.63   73.7%    $114.03
Wyndham Billerica............... Billerica  MA    210   $ 7,656 $126.28   55.4%    $ 69.96

                                                                                                    Revenue
                                                                  Number         Average              per
                                                                    of    Total   Daily            Available
             Property Name                     City        State  Rooms  Revenue  Rate   Occupancy   Room
             -------------               ---------------- ------- ------ ------- ------- --------- ---------
Wyndham Bloomington..................... Bloomington      MN        209  $ 7,369 $ 87.54   73.4%    $ 64.26
Wyndham Boston.......................... Boston           MA        362  $23,900 $188.17   71.2%    $133.98
Wyndham Bristol Place--Toronto
 Airport................................ Toronto          Ontario   287  $12,749 $ 84.31   78.3%    $ 66.05
Wyndham Buttes Resort................... Tempe            AZ        353  $24,178 $134.91   68.8%    $ 92.83
Wyndham Casa Marina Resort & Beach House Key West         FL        311  $26,779 $199.34   80.6%    $160.57
Wyndham Chicago......................... Chicago          IL        417  $21,488 $156.82   58.5%    $ 91.80
Wyndham City Center..................... Washington       DC        352  $14,622 $109.13   70.8%    $ 77.28
Wyndham Colorado Springs................ Colorado Springs CO        311  $10,281 $ 87.01   60.2%    $ 52.34
Wyndham Commerce........................ Commerce         CA        201  $ 7,058 $ 92.67   64.6%    $ 59.86
Wyndham Dallas Market Center............ Dallas           TX        228  $ 5,671 $ 92.47   50.4%    $ 46.60
Wyndham Denver Tech Center.............. Denver           CO        180  $ 4,677 $ 97.53   49.8%    $ 48.55
Wyndham El Conquistador Resort & Country
 Club................................... Fajardo          PR        750  $95,307 $225.51   66.6%    $150.10
Wyndham El San Juan Hotel & Casino...... San Juan         PR        382  $63,364 $224.01   78.3%    $175.51
Wyndham Emerald Plaza................... San Diego        CA        436  $23,818 $132.47   78.5%    $103.99
Wyndham Grand Bay--Coconut Grove........ Miami            FL        177  $11,854 $200.03   54.0%    $108.05
Wyndham Greenspoint..................... Houston          TX        472  $22,418 $ 95.22   73.8%    $ 70.24
Wyndham Harbour Island.................. Tampa            FL        299  $15,571 $132.63   68.2%    $ 90.42
Wyndham Indianapolis.................... Indianapolis     IN        171  $ 4,470 $ 85.70   56.5%    $ 48.43
Wyndham Lisle........................... Lisle            IL        242  $10,293 $ 98.84   56.5%    $ 55.87
Wyndham Miami Airport................... Miami            FL        408  $11,367 $ 78.41   66.9%    $ 52.48
Wyndham Miami Beach Resort.............. Miami            FL        424  $23,048 $133.12   70.5%    $ 93.83
Wyndham Midtown Atlanta................. Atlanta          GA        191  $ 7,539 $112.95   72.5%    $ 81.83
Wyndham Myrtle Beach Resort and Arcadian
 Shores Golf Club....................... Myrtle Beach     SC        385  $16,261 $ 99.59   66.9%    $ 66.60
Wyndham Nashville....................... Nashville        TN        180  $ 4,451 $ 69.12   69.0%    $ 47.72
Wyndham New Orleans..................... New Orleans      LA        438  $29,766 $171.76   75.7%    $130.00
Wyndham Newark.......................... Newark           NJ        396  $    24 $ 44.40   10.5%    $  4.65
Wyndham Northwest Chicago............... Itasca           IL        408  $24,000 $113.63   56.9%    $ 64.64
Wyndham Palace Resort & Spa............. Lake Buena Vista FL      1,013  $69,033 $153.28   70.0%    $107.35
Wyndham Peachtree Conference Center..... Peachtree City   GA        250  $12,845 $111.63   53.1%    $ 59.23
Wyndham Peaks Resort & Golden
 Door Spa............................... Telluride        CO        174  $18,349 $323.33   49.6%    $160.22
Wyndham Philadelphia at Franklin Plaza.. Philadelphia     PA        758  $34,373 $110.32   63.4%    $ 69.95
Wyndham Phoenix Airport................. Phoenix          AZ        210  $ 6,110 $ 89.21   63.2%    $ 56.35
Wyndham Pickwick Hotel.................. San Francisco    CA        188  $ 5,886 $112.31   66.5%    $ 74.68
Wyndham Pittsburgh Airport.............. Corapolis        PA        314  $14,418 $106.61   65.4%    $ 69.73
Wyndham Reach Resort.................... Key West         FL        150  $11,500 $180.25   79.2%    $142.68
Wyndham Resort & Spa.................... Fort Lauderdale  FL        496  $19,777 $115.50   48.4%    $ 55.91
Wyndham Richmond Airport................ Richmond         VA        155  $ 4,227 $ 64.61   73.2%    $ 47.26
Wyndham Riverfront...................... New Orleans      LA        202  $ 8,911 $142.37   69.6%    $ 99.11
Wyndham Roanoke Airport................. Roanoke          VA        320  $ 8,625 $ 69.99   67.9%    $ 47.50
Wyndham Rose Hall & Resort
 Country Club........................... Montego Bay      Jamaica   488  $25,795 $105.63   72.8%    $ 76.91
Wyndham Salt Lake City.................. Salt Lake City   UT        381  $11,641 $ 77.12   72.4%    $ 55.87
Wyndham San Diego....................... San Diego        CA        180  $ 7,371 $122.53   70.2%    $ 86.07
Wyndham Santa Maria..................... Key West         FL         51  $   640 $ 74.79   45.4%    $ 33.95
Wyndham Seattle--Tacoma Airport......... Seattle          WA        204  $ 7,025 $ 87.00   79.5%    $ 69.17
Wyndham Sunnyvale....................... Sunnyvale        CA        180  $ 8,060 $136.72   74.3%    $101.54
Wyndham Syracuse........................ Syracuse         NY        250  $10,773 $ 87.85   64.8%    $ 56.91
Wyndham Toledo.......................... Toledo           OH        241  $ 8,090 $ 80.96   67.0%    $ 54.26
Wyndham Valley Forge.................... Wayne            PA        229  $ 9,929 $125.62   66.7%    $ 83.77
Wyndham Vinings......................... Atlanta          GA        159  $ 4,667 $ 95.80   61.3%    $ 58.71
Wyndham Washington, D.C................. Washington       DC        400  $19,819 $127.11   72.1%    $ 91.61
Wyndham Westborough..................... Westborough      MA        223  $11,308 $115.64   67.6%    $ 78.15
Wyndham Westshore--Tampa................ Tampa            FL        324  $17,410 $103.37   72.8%    $ 75.26
Wyndham Windwatch....................... Haupauge         NY        360  $21,001 $133.03   73.1%    $ 97.22

                                                                                                    Revenue
                                                                  Number         Average              per
                                                                    of    Total   Daily            Available
                Property Name                     City      State Rooms  Revenue  Rate   Occupancy   Room
                -------------                 ------------- ----- ------ ------- ------- --------- ---------
Bourbon Orleans--A Wyndham
 Historic Hotel.............................. New Orleans    LA    216   $ 9,820 $142.51   74.4%    $106.04
The Fairmount Hotel--A Wyndham Historic Hotel San Antonio    TX     37   $ 2,004 $127.01   68.2%    $ 86.61
The Mayfair--A Wyndham
 Historic Hotel.............................. St Louis       MO    182   $ 4,695 $ 87.59   60.0%    $ 52.51
The Tremont Boston--A Wyndham
 Historic Hotel.............................. Boston         MA    322   $16,466 $133.52   79.7%    $106.42
The Tutwiler--A Wyndham
 Historic Hotel.............................. Birmingham     AL    147   $ 5,328 $ 99.82   63.9%    $ 63.77
Wyndham Grand Heritage U.S. Grant............ San Diego      CA    284   $16,263 $130.78   69.7%    $ 91.10
The Union Station--A Wyndham
 Historic Hotel.............................. Nashville      TN    124   $ 5,304 $103.11   68.8%    $ 70.95

Wyndham Luxury Resorts
Carmel Valley Ranch--A Wyndham Luxury Resort. Carmel Valley  CA    144   $18,611 $234.11   70.8%    $165.79
The Boulders--A Wyndham Luxury Resort........ Carefree       AZ    160   $41,546 $326.65   66.0%    $215.71
The Lodge at Ventana Canyon--A Wyndham Luxury
 Resort...................................... Tucson         AZ     50   $13,798 $190.94   66.5%    $127.05

Wyndham Garden Hotels
Wyndham Garden Hotel--Bothell................ Bothell        WA    166   $ 5,023 $ 96.14   62.6%    $ 60.20
Wyndham Garden Hotel--Brookfield............. Brookfield     WI    178   $ 4,530 $ 73.57   63.7%    $ 46.84
Wyndham Garden Hotel--Chandler............... Chandler       AZ    159   $ 3,520 $ 79.41   57.1%    $ 45.36
Wyndham Garden Hotel--Charlotte.............. Charlotte      NC    173   $ 3,254 $ 65.44   53.1%    $ 34.74
Wyndham Garden Hotel--Dallas Park Central.... Dallas         TX    197   $ 3,137 $ 65.59   44.4%    $ 29.09
Wyndham Garden Hotel--LaGuardia.............. East Elmhurst  NY    229   $10,934 $134.35   86.0%    $115.61
Wyndham Garden Hotel--Las Colinas............ Irving         TX    168   $ 4,691 $ 99.30   58.3%    $ 57.86
Wyndham Garden Hotel--Naperville............. Naperville     IL    143   $ 3,960 $ 87.45   63.6%    $ 55.62
Wyndham Garden Hotel--Novi................... Novi           MI    148   $ 4,040 $ 86.59   62.3%    $ 53.93
Wyndham Garden Hotel--Overland Park.......... Overland Park  KS    180   $ 3,242 $ 72.43   48.1%    $ 34.81
Wyndham Garden Hotel--Perimeter.............. Atlanta        GA    143   $ 2,846 $ 81.18   50.4%    $ 40.87
Wyndham Garden Hotel--Pleasanton............. Pleasanton     CA    171   $ 4,285 $ 94.61   58.9%    $ 55.76
Wyndham Garden Hotel--Schaumburg............. Schaumburg     IL    188   $ 3,697 $ 88.07   48.0%    $ 42.23
Wyndham Garden Hotel--Wood Dale.............. Wood Dale      IL    162   $ 4,490 $ 96.91   55.9%    $ 54.17
Wyndham Garden Hotel--North Phoenix.......... Phoenix        AZ    166   $ 2,926 $ 70.82   53.0%    $ 37.51

Summerfield Suites by Wyndham
Summerfield by Wyndham--Addison.............. Addison        TX    132   $ 3,614 $ 91.46   77.1%    $ 70.50
Summerfield by Wyndham--Belmont.............. Belmont        CA    132   $ 6,646 $159.55   81.8%    $130.46
Summerfield by Wyndham--Buckhead............. Atlanta        GA     88   $ 2,482 $103.06   71.7%    $ 73.93
Summerfield by Wyndham--Chatsworth........... Chatsworth     CA    114   $ 3,968 $107.98   85.5%    $ 92.36
Summerfield by Wyndham--Denver............... Englewood      CO    136   $ 3,174 $ 84.48   72.3%    $ 61.04
Summerfield by Wyndham--Dulles............... Herndon        VA    112   $ 3,507 $124.77   66.8%    $ 83.32
Summerfield by Wyndham--El Segundo........... El Segundo     CA    122   $ 4,568 $119.53   81.5%    $ 97.37
Summerfield by Wyndham--Lake Buena Vista..... Orlando        FL    150   $ 5,638 $118.02   80.1%    $ 94.59
Summerfield by Wyndham--Las Colinas.......... Irving         TX    148   $ 4,802 $105.36   80.5%    $ 84.83
Summerfield by Wyndham--Malvern.............. Malvern        PA    120   $ 4,286 $123.31   73.5%    $ 90.61
Summerfield by Wyndham--Miami................ Miami          FL    156   $ 4,850 $ 91.82   84.5%    $ 77.57
Summerfield by Wyndham--Morristown........... Morristown     NJ    133   $ 6,640 $157.35   82.3%    $129.54
Summerfield by Wyndham--Mt. Laurel........... Mt Laurel      NJ    116   $ 3,643 $ 93.09   86.0%    $ 80.03
Summerfield by Wyndham--Orlando.............. Orlando        FL    146   $ 5,218 $114.46   77.8%    $ 89.09
Summerfield by Wyndham--Parisppany/Whippany.. Whippany       NJ    136   $ 5,746 $137.42   79.3%    $108.98
Summerfield by Wyndham--Perimeter............ Atlanta        GA    122   $ 2,936 $ 91.54   69.2%    $ 63.34
Summerfield by Wyndham--Princeton............ Princeton      NJ    124   $ 5,117 $135.32   79.4%    $107.40
Summerfield by Wyndham--San Francisco Airport San Bruno      CA     92   $ 4,244 $131.89   88.0%    $116.02
Summerfield by Wyndham--San Jose............. San Jose       CA    114   $ 4,409 $149.37   68.4%    $102.12
Summerfield by Wyndham--Schaumburg........... Schaumburg     IL    112   $ 3,052 $107.99   64.9%    $ 70.08
Summerfield by Wyndham--Seattle.............. Seattle        WA    193   $ 6,669 $119.68   73.0%    $ 87.35
Summerfield by Wyndham--Somerset............. Somerset       NJ    140   $ 5,817 $140.97   76.1%    $107.31
Summerfield by Wyndham--Sunnyvale............ Sunnyvale      CA    138   $ 6,128 $162.86   72.3%    $117.72

                                                                                                  Revenue
                                                                Number         Average              per
                                                                  of    Total   Daily            Available
             Property Name                    City        State Rooms  Revenue  Rate   Occupancy   Room
             -------------              ----------------- ----- ------ ------- ------- --------- ---------
Summerfield by Wyndham--Sunrise Suites. Tinton Falls       NJ     96   $ 2,993 $106.15   75.8%    $ 80.49
Summerfield by Wyndham--Torrance....... Torrance           CA    144   $ 4,616 $ 99.61   83.0%    $ 82.70
Summerfield by Wyndham--Waltham........ Waltham            MA    136   $ 5,357 $141.08   73.3%    $103.40
Summerfield by Wyndham--Westport....... St Louis           MO    106   $ 2,967 $ 92.31   78.9%    $ 72.86

Non-Proprietary Brand Properties
Condado Plaza.......................... San Juan           PR    570   $69,986 $157.71   74.2%    $116.97
Courtyard by Marriott--Beachwood....... Beachwood          OH    113   $ 1,343 $ 96.89   61.9%    $ 59.98
Crowne Plaza Ravinia................... Atlanta            GA    495   $24,207 $119.84   63.1%    $ 75.61
Doubletree--Allen Center............... Houston            TX    350   $20,185 $136.24   76.8%    $104.64
Doubletree--Anaheim.................... Orange             CA    454   $16,073 $ 91.96   68.6%    $ 63.10
Doubletree--Des Plaines................ Des Plaines        IL    246   $ 5,386 $ 85.48   54.9%    $ 46.93
Doubletree Glenview.................... Glenview           IL    252   $ 8,841 $101.76   58.8%    $ 59.83
Doubletree--Miami...................... Miami              FL    266   $ 5,151 $ 67.87   63.1%    $ 42.86
Doubletree--Minneapolis................ Minneapolis        MN    230   $ 6,256 $107.47   57.2%    $ 61.50
Doubletree--Overland Park.............. Overland Park      KS    356   $13,947 $ 95.85   65.8%    $ 63.10
Doubletree--Park Place................. Minneapolis        MN    297   $10,885 $ 95.05   57.9%    $ 55.06
Doubletree--Post Oak................... Houston            TX    449   $25,017 $115.26   76.5%    $ 88.20
Doubletree--St. Louis.................. Chesterfield       MO    223   $10,750 $ 95.52   56.7%    $ 54.14
Doubletree--Tallahassee................ Tallahassee        FL    244   $ 7,192 $ 90.91   62.6%    $ 56.92
Doubletree--Tulsa...................... Tulsa              OK    417   $10,430 $ 74.97   56.6%    $ 42.42
Embassy Suites Chicago................. Chicago            IL    358   $20,274 $174.64   77.4%    $135.11
Hilton Cleveland....................... Independence       OH    191   $10,267 $ 90.92   65.0%    $ 59.06
Hilton Columbus........................ Columbus           GA    177   $ 4,670 $ 81.60   61.7%    $ 50.39
Hilton DelMar.......................... San Diego          CA    245   $11,192 $115.58   72.6%    $ 83.90
Hilton Denver.......................... Greenwood Village  CO    305   $ 9,242 $ 99.59   51.7%    $ 51.51
Hilton Ft. Lauderdale.................. Dania              FL    383   $14,877 $ 86.10   79.6%    $ 68.55
Hilton Hunnington...................... Melville           NY    302   $21,587 $158.11   72.3%    $114.33
Hilton Parsippany...................... Parsippany         NJ    510   $26,798 $147.72   63.5%    $ 93.74
Hilton Newark.......................... Newark             NJ    253   $14,047 $139.93   78.1%    $109.31
Holiday Inn Aristocrat................. Dallas             TX    172   $ 3,796 $ 97.74   50.7%    $ 49.52
Holiday Inn Dallas..................... Dallas             TX    377   $ 8,109 $ 72.55   52.6%    $ 38.20
Holiday Inn Houston.................... Houston            TX    193   $ 3,685 $ 68.96   57.4%    $ 39.57
Holiday Inn San Angelo................. San Angelo         TX    148   $ 2,982 $ 68.72   64.6%    $ 44.42
Holiday Inn San Francisco.............. San Francisco      CA    224   $ 7,999 $106.28   68.7%    $ 72.99
Holiday Inn Westlake................... Westlake           OH    266   $ 5,153 $ 76.07   41.7%    $ 31.71
Hyatt Lexington........................ Lexington          KY    365   $11,421 $ 92.06   51.8%    $ 47.69
Hyatt Newporter........................ Newport Beach      CA    405   $21,522 $138.62   56.9%    $ 78.87
Marriott Atlanta North Central......... Atlanta            GA    287   $10,086 $ 94.96   60.1%    $ 57.09
Marriott Harrisburg.................... Harrisburg         PA    348   $14,798 $104.25   68.6%    $ 71.51
Marriott Houston North at Greenspoint.. Houston            TX    391   $13,932 $ 92.86   69.3%    $ 64.32
Marriott Indian River Plantation Resort Stuart             FL    297   $18,043 $127.18   64.8%    $ 82.42
Marriott Philadelphia West............. Conshohocken       PA    286   $17,867 $152.59   72.6%    $110.81
Marriott St. Louis West................ St Louis           MO    300   $13,284 $106.77   64.1%    $ 68.44
Marriott Troy.......................... Troy               MI    350   $22,787 $143.24   70.5%    $100.98
Marriott Tyson's Corner................ Vienna             VA    390   $20,560 $141.20   66.2%    $ 93.51
Marriott Warner Center................. Woodland Hills     CA    463   $27,065 $121.96   80.2%    $ 97.77
Park Shore............................. Honolulu           HI    226   $ 3,978 $ 73.21   50.1%    $ 36.69
Radisson Akron......................... Akron              OH    128   $ 1,814 $ 68.41   45.5%    $ 31.11
Radisson Burlington.................... Burlington         VT    256   $12,412 $116.46   78.2%    $ 91.10
Radisson Dallas........................ Dallas             TX    199   $ 4,476 $ 69.68   65.2%    $ 45.41
Radisson Englewood..................... Englewood          NJ    194   $ 6,775 $105.73   67.6%    $ 71.46
Radisson Ft. Magruder.................. Williamsburg       VA    303   $ 8,697 $ 79.18   64.9%    $ 51.40
Radisson New Orleans................... New Orleans        LA    759   $22,893 $107.07   57.1%    $ 61.14
Radisson Town & Country................ Houston            TX    173   $ 4,082 $ 87.75   67.0%    $ 58.82
Ramada Beachwood....................... Beachwood          OH    196   $ 3,559 $ 67.68   50.2%    $ 34.00
Ramada Nashville Downtown.............. Nashville          TN    285   $ 4,175 $ 64.47   51.1%    $ 32.96
Ramada San Francisco................... San Francisco      CA    323   $ 6,138 $ 69.58   57.3%    $ 39.89
Regency................................ San Juan           PR    127   $ 3,514 $113.49   56.3%    $ 63.86

                                                                    Revenue
                                  Number         Average              per
                                    of    Total   Daily            Available
    Property Name    City   State Rooms  Revenue  Rate   Occupancy   Room
    -------------   ------- ----- ------ ------- ------- --------- ---------
   Sheraton Saginaw Saginaw  MI    156   $ 2,818 $62.44    70.9%    $44.28
   Valley River Inn Eugene   OR    257   $10,766 $93.86    65.4%    $61.35

Total Portfolio

                                       Owned Leased Managed Franchised Total
                                       ----- ------ ------- ---------- -----
    Wyndham Hotel & Resorts...........   55    11     17         6       89
    Wyndham Luxury Resorts............    3    --      3        --        6
    Wyndham Garden Hotels.............   10     5      3         6       24
    Summerfield Suites by Wyndham.....    6    21     --        10       37
                                        ---    --     --        --      ---
    Proprietary Brand Hotels--subtotal   74    37     23        22      156
    Non-Proprietary Brand Hotels......   56    --      8        --       64
                                        ---    --     --        --      ---
    Total.............................  130    37     31        22      220
                                        ===    ==     ==        ==      ===

  Franchise and Brand Affiliations

   As of December 31, 2001, all but five of our owned hotels operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for our hotels, including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. We generally are the licensee under the franchise agreements related to such hotels. Under these franchise agreements, franchise royalties and fees generally range up to approximately 10% of room revenue. The duration of these franchise agreements vary, but generally may be terminated upon prior notice or upon payment of certain specified fees.

  Management of Hotels

   As of December 31, 2001, we managed 31 hotels for third parties that owned these hotels pursuant to management agreements under which we are responsible for the day-to-day operations of these hotels. Of these managed hotels, we managed 23 hotels under our proprietary brands and 8 hotels under our non-proprietary brands. The day-to-day operations of these hotels include managing hotel accommodations, meeting rooms and food and beverage services as well as hiring and training staff, planning and providing sales and marketing services, purchasing operating supplies, inventories and furniture, fixtures and equipment, providing routine repairs and maintenance, and performing hotel accounting functions, including the preparation of monthly financial statements. Management fees generally range up to approximately 5% of total revenue per managed hotel. The terms of the management agreements vary from hotel to hotel, but range from 1 to 20 years. As of December 31, 2001, the average remaining term for the management agreements was approximately six years.

  Employees

   As of December 31, 2001, we employed approximately 25,000 employees. In our opinion, we have good relationships with our employees and we retain appropriate support personnel to manage our operations.

Certain Risk Factors

   Set forth below are important risks and uncertainties that could cause our actual results to differ materially from those expressed in forward-looking statements made by us.

General Business Risks

   We may fail to compete effectively and lose business. The profitability of our hotels is subject to general economic conditions, competition, the desirability of particular locations, the relationship between supply of and demand for hotel rooms, and other factors. We generally operate in markets that contain numerous competitors and our continued success will depend, in large part, upon our ability to compete in areas such as access, location, quality of accommodations, amenities, specialized services, cost containment, and, to a lesser extent, the quality and scope of food and beverage services and facilities. Our operational and growth prospects also depend on the strength and desirability of our brands and our ability to maintain positive relations with our employees.

   Changes in supply and demand, and other conditions, in our industry may adversely affect our revenues and profits. Our revenues and profitability may be adversely affected by (1) supply additions, (2) international, national and regional economic conditions, (3) changes in travel patterns, (4) taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures and costs, and (5) the availability of capital to allow us and potential hotel owners to fund investments. In particular, over-building in one or more sectors of our industry and/or in one or more geographic regions could lead to excess supply compared to demand and a decrease in hotel occupancy and/or room rates.

   The aftermath of the September 11, 2001 attacks may continue to adversely impact our financial results and growth. The terrorist attacks of September 11, 2001, their immediate aftermath and other subsequent national and world events have created a significant amount of uncertainty about future prospects and national and world economies. The overall long-term effect on us and the lodging industry is also uncertain. Domestic and international business and leisure travel, which already had been adversely affected by the recent economic downturn in the United States and internationally, have decreased further and are likely to remain depressed over the near term as potential travelers reduce or avoid discretionary air and other travel in light of the increased safety concerns and anticipated travel delays. The attacks also have decreased consumer confidence, and a resulting further decline in the U.S. and global economies could further reduce travel. In the face of uncertainty, we have developed and implemented a contingency plan focused particularly on cost management. At the present time, however, it is not possible to predict either the severity or duration of such declines, but weaker hotel performance will, in turn, have an adverse impact on our business, financial condition, and results of operations.

Risk Related to Exchange Listing

   The price and marketability of our class A common stock could be materially adversely affected if we lose our New York Stock Exchange listing. Our class A common stock is listed and traded on the New York Stock Exchange, or NYSE. We received notice from the NYSE that we are not in compliance with their continued listing standards because the average closing stock price of our class A common stock was below $1.00 for a consecutive 30-day trading period prior to the date of the notice. The NYSE rules require us to bring the average share price of our class A common stock back above $1.00 for a consecutive thirty-day trading period within the six months following our receipt of the notification. Otherwise, our class A common stock will be subject to suspension and de-listing in June 2002. The suspension of trading and de-listing of our class A common stock could have a material adverse effect on the liquidity and market price of our common stock. No assurance can be given that trading in our class A common stock on the NYSE will not be suspended or that our class A common stock will not be de-listed. We are exploring several options, including a reverse stock split or seeking to list our class A common stock on another exchange.

Industry Risks

   Our business is subject to operating risks common to the hotel industry. Our primary business is owning, leasing and managing hotels. This business is subject to operating risks common to the hotel industry, including:

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

These factors could adversely affect our ability to generate revenues and our business, financial condition and results of operations.

   We may be unable to obtain or transfer necessary operating licenses in hotel acquisitions. When we acquire hotels or hotel operating companies, we may be unable to transfer certain operating licenses or obtain new licenses in a timely manner, such as food and beverage licenses. Although hotels can sell alcoholic beverages under interim licenses or licenses obtained before we acquire them, there can be no assurance that these licenses will remain in effect until we (or the hotel management companies) obtain new licenses. If a hotel fails to have a food and beverage license or other operating licenses, this failure would adversely affect the hotel's ability to generate revenues and could adversely affect our business, financial condition and results of operations.

   Consumers could develop brand loyalties to Internet based hotel reservation systems rather than to our lodging brands. A percentage of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com, Travelocity.com, Hotwire.com, Priceline.com and Click-It weekends. As this percentage increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our lodging brands. If this occurs, it could adversely affect our business, financial condition and results of operations.

   Unexpected hotel renovation costs and capital expenditures could adversely affect our business. In general, hotels have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodically replacing or refurbishing furniture, fixtures and equipment. Under the terms of our leases with third parties and mortgages on owned hotels, we must establish a reserve to pay for certain capital expenditures and for periodically replacing or refurbishing furniture, fixtures and equipment. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash. In addition, we may acquire hotels that require significant renovation. When we renovate hotels, we incur risks, including the risk of environmental problems, construction cost overruns and delays, uncertainties as to market demand after we renovate, market demand deterioration after we begin renovating, and unanticipated competition emerging from other hotels.

   We face significant competition for hotel acquisition opportunities. We may be competing for hotel acquisition opportunities with entities that have substantially greater financial resources. These entities may generally be able to accept more risk than we can prudently manage, including risks of a hotel operator's creditworthiness or a target hotel's geographic location. Competition may generally reduce the number of hotel acquisition opportunities that we believe suitable.

   Seasonality of the hotel industry could make it difficult to predict the revenues of our various properties. The hotel industry is seasonal in nature; however, the periods during which our hotel properties experience higher revenues vary from property to property and depend predominantly on the property's location. Our revenues typically have been higher in the first and second quarters than in the third and fourth quarters.

Real Estate Risks

   Changes in the real estate sector could adversely affect our operations. Our ability to generate revenues from our hotels may be adversely affected by risks common to the ownership, leasing or operation of real property, including:

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

  .   adverse changes in zoning laws;

  .   civil unrest;

  . the impact of terrorist activity, threats of terrorist activity and responses thereto;

  . acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and

  .   other factors that are beyond our control.

   We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate is a relatively illiquid asset. Therefore, our ability to respond to changes in economic and other conditions will be limited. If we must sell a property, there can be no assurance that we will be able to dispose of it in the time period we desire or that the sales price of any property will equal or exceed the amount of our initial investment in the property.

   We would be adversely affected if our property taxes increased. Our properties are subject to real property taxes. The real property taxes on our properties may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may adversely affect our business, financial condition and results of operations.

   We may be unable to obtain consents of ground lessors required for sale of certain hotels. Some of our properties are subject to ground leases with third party lessors. In addition, we may acquire properties in the future that are subject to ground leases. If we wish to sell a property that is subject to a ground lease or wish to assign our leasehold interest in the ground lease, we may need the consent of third party lessors. As a result, we may not be able to sell or assign our interest in these properties without the consent of these lessors.

   Environmental problems are possible and can be costly. Our operating costs may be affected by the cost of complying with existing and future environmental laws, ordinances and regulations. Under various federal, state and local environmental laws, ordinances and regulations, we may be liable for the costs of removing or remediating hazardous or toxic substances on, under, or in real property currently or previously owned or operated by us. These laws often impose liability whether or not we knew of, or were responsible for, the presence of hazardous or toxic substances. In addition, our ability to borrow by using real property as collateral may be adversely affected by the presence of hazardous or toxic substances, or the failure to remediate the property properly. By arranging for the transportation, disposal or treatment of hazardous or toxic substances, we may also be liable for the costs of removing or remediating these substances at the disposal or treatment facility, even if we never owned or operated the disposal or treatment facility. We could be held liable under environmental laws used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment. Third parties may seek recovery from us for personal injuries associated with exposure to hazardous materials on real property owned or operated by us. Environmental laws may also impose restrictions on the manner in which we may use or transfer a property or in which we operate our business on a property. In connection with our hotels, we may be potentially liable for any environmental costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect our business, financial condition and results of operations.

Also, there may be material environmental liabilities or compliance concerns of which we are currently unaware. We have not been notified by any governmental authority, and we have no other knowledge of, any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties.

   Some potential losses are not covered by insurance. Each of our leases with third parties and mortgages on owned hotels specifies comprehensive insurance to be maintained on each of the applicable hotels, including liability, fire and extended coverage. We believe this specified coverage is of the type and amount customarily obtained for hotels. Leases or mortgages for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature such as earthquakes and floods that may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace the property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the damaged property.

   Hotels that we acquire or develop may fail to perform according to our expectations. Under appropriate circumstances, we may pursue acquisitions of additional hotels and hotel operating companies and, may pursue development opportunities. Acquisitions entail risks that the acquired hotels or hotel operating companies will fail to perform according to our expectations or that our cost estimates to acquire, operate and market properties will prove inaccurate. In addition, hotel development is subject to other risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receiving zoning, occupancy and other required governmental approvals and permits, and incurring development costs for projects that are not pursued to completion.

   Third party owners may terminate our management contracts. We manage hotels for third party owners pursuant to management contracts. These contracts may be acquired, terminated, renegotiated or converted to franchise agreements in the ordinary course of our business. However, the hotel property owner may terminate these management contracts if we fail to meet certain performance standards, if the property is sold to a third party, if the owner defaults on indebtedness encumbering the property, upon a foreclosure of the property, closing of the property and certain business combinations involving us in which our name or current management team does not survive.

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

Risks of Operating Hotels under Franchise or Brand Affiliations

   We operate some of our hotels under franchise or brand affiliations. In addition, we may acquire hotels in the future that are operated under franchise or brand affiliations. Each franchised hotel must meet specified operating standards and other terms and conditions to continue its franchise license. The continued use of a brand generally depends upon the continuation of the management agreement related to that hotel with the hotel's management entity. Franchisors typically inspect licensed properties periodically to confirm adherence to operating standards. Actions by us, our affiliates or the hotel management entities could cause a breach of these standards or other terms and conditions of a franchise license or the loss or cancellation of a franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that we determine are too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, we may elect to allow the franchise license to lapse, which could result in our incurring significant termination costs. If a franchise or brand affiliation is terminated for any reason, we may try to obtain a suitable replacement franchise or brand affiliation, or to operate the hotel independent of a franchise or brand affiliation. If we lose a franchise or brand affiliation, we will lose the associated name recognition, marketing support and centralized reservation systems provided by the franchisor or brand owner. This loss could adversely affect the value of the hotel and our results of operations.

Risks Relating to Gaming Operations

   Our gaming operations depend on decisions by gaming authorities. We own and operate several casino gaming facilities at some of our hotels, including El San Juan, El Conquistador, Condado Plaza and Old San Juan in Puerto Rico. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities.

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

   Volatility in the high-end gaming business could adversely impact our financial condition. The high-end gaming business is more volatile than other forms of gaming. Fluctuations in customers' high-end gaming activities could have an adverse impact on our business, financial condition and results of operations. In addition, a significant portion of our table gaming is attributable to a relatively small number of international customers. If the most significant of these customers reduces or quits his or her gaming, it could have an adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

   We anticipated that as a result of the effects on our business of the events of September 11, 2001, we would likely not be able to comply with certain of the financial ratio covenants in our credit agreement and increasing rate loan agreement. Accordingly, shortly after the events of September 11, 2001, the lenders under the bank credit facilities granted us a waiver of certain financial covenants through February 28, 2002. In an agreement dated as of January 24, 2002, we amended and restated our bank credit facilities. Under the terms of the amendment and restatement, all financial covenants, other than the interest coverage ratio test, have been eliminated. The minimum interest coverage ratio has been reduced from 1.75:1.00 to 1.05:1.00 through December 31, 2003, and to 1.25:1.00 thereafter. Pursuant to the amendment and restatement, we provided additional collateral to the lenders, agreed to an increase in the interest rates payable under the term loans and revolving credit facility, and agreed to limit our capital expenditures to $125 million per year, plus $25 million per year for emergency capital expenditures. We also agreed that we would use 100% of the net cash proceeds from sales of the lenders' collateral, 75% of the proceeds from other asset sales and proceeds from mortgage refinancings and 100% of the proceeds from new debt issuances to reduce debt outstanding under the bank credit facilities. We also agreed not to pay the cash portion of the regular quarterly dividend on our series A and series B convertible preferred stock.

   Despite our successful efforts to amend our credit facilities and as a result of the effects of September 11, 2001 and the current economic recession, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we may lose some or all of our assets, including hotel properties.

Continuing adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments. The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

Our Executive Officers

   Set forth below are the names, ages and certain other information concerning our executive officers:

   Fred J. Kleisner is the Chairman of the Board and Chief Executive Officer. He has served as Chairman of the Board since October 13, 2000 and as Chief Executive Officer since March 27, 2000. From August 1999 to October 2000, Mr. Kleisner served as President. From August 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer. From March 1998 to August 1999, he was President and Chief Operating Officer of The Americas, for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he was President and Chief Operating Officer from 1995 to 1998; Interstate, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 57 years old.

   Ted Teng joined us in May 2000 as Chief Operating Officer. He assumed the additional title of President in October 2000. He oversees our core branded hotel products--Wyndham Hotels & Resorts, Wyndham Luxury Resorts and Summerfield Suites by Wyndham Hotels--as well as the Performance Hospitality Management division and the Asset Management division. His responsibilities also include sales and marketing, human resources, information technology and procurement. He previously served as President, Asia Pacific, for Starwood Hotels & Resorts Worldwide, Inc. from April 1998 to May 2000, where he oversaw the integration of that company's branded hotel operations in the region, and the operating and financial performance of over 70 hotels and resorts in 17 countries. From July 1996 to April 1998, Mr. Teng served as the President of Asia-Pacific for Westin Hotels. Prior to this time, he served for 14 years in a variety of senior and strategic capacities with ITT Sheraton. Mr. Teng graduated from the Cornell University School of Hotel Administration and holds an M.B.A. from the University of Hawaii. Mr. Teng is 46 years old.

   Rick Smith was named Executive Vice President and Chief Financial Officer in April 2000 and is responsible for finance strategy and operations. Mr. Smith joined us in September 1999 as Senior Vice President and Treasurer, overseeing capital market activity, corporate banking relationships, cash management, risk management and debt compliance. He came from Starwood Hotels & Resorts Worldwide, Inc., where he served as Vice President, Corporate Finance from 1996 to 1999. He previously worked for Atlantic Richfield Company and Coopers & Lybrand LLP. Mr. Smith is a certified public accountant. He graduated from the University of Tennessee where he received a B.S. in accounting and business law. Mr. Smith is 39 years old.

   Michael A. Grossman has served as Executive Vice President and divisional president of the management services division since January 1998. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates, a hotel management company. Mr. Grossman joined Patriot American Hospitality L.P. in August 1993 as a Senior Vice President heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality, which initially served as a third party manager for Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University. Mr. Grossman is 49 years old.

   Dave Johnson became our Executive Vice President, Chief Marketing Officer, in March 2000. He previously served as president of the Wyndham hotel division from August 1999 to March 2000, and president of the Wyndham Garden division from January 1998 to August 1999. Prior to these positions, Mr. Johnson was Senior Vice President of Operations for the Eastern United States. His career began with Wyndham Hotels and Resorts in 1987 as Director of Sales & Marketing. Dave Johnson holds a B.A. and M.A. from Northeastern Illinois University. Mr. Johnson is 40 years old.

   Joseph Champ became our Executive Vice President, Business Development and Chief Investment Officer in March 2001. He previously served as Senior Vice President, Acquisitions and Development with Starwood Hotels & Resorts from 1998 to 2001. Before these positions, Mr. Champ served as Vice President, Development with Westin Hotels from 1997 to 1998. Mr. Champ obtained his B.A. from Middlebury College and a M.B.A. from J. L. Kellogg School of Management at Northwestern University. Mr. Champ is 44 years old.

ITEM 3.  LEGAL PROCEEDINGS

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against us, Patriot, our operating partnerships and Paine Webber Group, Inc. This action, captioned Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date the lawsuit was filed. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Cal Jockey merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and incur massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified in the following paragraph have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about August 15, 2001, the court granted the defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants' motion has not yet been fully submitted to the Court. We intend to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against us, Patriot, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about us and Patriot. The complaint was filed on behalf of all shareholders who purchased shares of our capital stock and Patriot's capital stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV-1429-L, filed on June 23, 1999, David Lee Meisenburg, et al., v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions discussed in the above paragraph and transferred to the Northern District of California for consolidated pre-trial purposes. On or about August 15, 2001, the court granted the defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants' motion has not yet been fully submitted to the court. We intend to defend the suits vigorously.

   We have received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action discussed above, captioned Deborah Szekely v. Patriot American Hospitality, Inc., etal., No. 3-99-CV1866-D. However, the draft complaint sets forth different allegations. The draft complaint purports to assert claims against us, Patriot and our operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although we have received a draft complaint, to date no complaint has been served on us.

   On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming one of our operating partnerships as a respondent. A similar arbitration was originally filed on or about October 26, 2000 against us. The Supreme Court of the State of New York, however, ruled that we did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to us. The claimants then recommended an identical arbitration, dropped us and named our operating partnership as a respondent. The demand for arbitration claims that the claimants and our operating partnership are parties to a contribution agreement dated February 28, 1997 and that our operating partnership is in breach of that agreement. The claimants assert that our operating partnership breached its agreement to pay respondents additional consideration under the contribution agreement by, among other things, allegedly denying the claimants compensation due to them in connection with various transactions initiated by the claimants and provided to our operating partnership, which allegedly provided our operating partnership with growth and added revenue. In addition, the claimants assert that our operating partnership failed to provide the claimants with various other amounts due under the contribution agreement, failed to indemnify the claimants for certain expenses and intentionally and negligently mismanaged our operating partnership's business. The claimants do not specify the amount of damages sought. We intend to defend the claims vigorously.

   We were named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the attorneys general of Florida, Texas, New Jersey and California are investigating the issue of energy surcharges. We have received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for our response. We have agreed to settle the two California cases (Bryant and Judd) and plaintiffs' counsel have agreed to dismiss the Illinois and Florida cases. The settlements and dismissals will resolve all of the pending lawsuits. The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 off a future night's stay. If the redemption rate of these coupons is less than 6%, we will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities. However, in no event will this amount exceed $1.5 million. Additionally, we have agreed to pay plaintiff's attorneys' fees of up to $410,000. If the court preliminarily approves the settlement and certifies settlement class, notice will be mailed to the class members, who will have an opportunity to object or opt out of the settlement. If more than 10% of the class members opt out of the settlement, we can void the settlement. Then there will be a hearing for the court to finally approve the settlement. We have not resolved any of the attorney general actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

   The following table sets forth the quarterly high and low sale prices per share of our class A common stock as reported on the NYSE (symbol "WYN").

                                                     Per Share
                                      High     Low   Dividend
                                     ------- ------- ---------
                  2000:
                     First Quarter.. $2.9375 $  1.75   $ --
                     Second Quarter. $ 2.625 $1.6875   $ --
                     Third Quarter.. $  2.50 $1.6875   $ --
                     Fourth Quarter. $2.0625 $1.3125   $ --
                  2001:
                     First Quarter.. $  2.50 $  1.50   $ --
                     Second Quarter. $  3.00 $  1.73   $ --
                     Third Quarter.. $  2.75 $   .60   $ --
                     Fourth Quarter. $   .77 $   .34   $ --

Holders

   As of March 19, 2002, there were approximately 1,524 record holders of our class A common stock, including shares held in "street name" by nominees who are record holders, and approximately 19,600 shareholders.

Dividends

   We do not anticipate paying a dividend to our common shareholders and we are prohibited under the terms of our senior credit facility and increasing rate loans facility from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

   We anticipated that we would not be in compliance at September 30, 2001 with certain financial ratio covenants in our senior credit facility and increasing rate loans facility due to the tragic events of September 11, 2001. Accordingly, on September 28, 2001, we and our leaders entered into a waiver of the financial covenants for the third and fourth quarters of 2001. The waiver is effective through February 28, 2002. As a condition of the waiver, we agreed to certain additional restrictions during the time period the waiver is in effect, including requirements that cash dividends on our series A and B preferred stock could be paid only if concurrently with the payment of these dividends, the cash would be loaned back to us on a subordinated basis. Thus, since July 1, 2001, we have not paid the cash portion of the regular quarterly dividends on our series A and B preferred stock.

   In an agreement dated as of January 24, 2002, we amended and restated our bank credit facilities. We are prohibited under the terms of our recent waiver and amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on our preferred stock. As of December 31, 2001, we had deferred payments of the cash portion of the preferred stock dividend totaling approximately $14.6 million. This amount has been included in accounts payable and accrued expenses as of December 31, 2001. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As a result, an additional dividend of $11.6 million, payable in preferred shares, has been included in accounts payable and accrued expenses as of December 31, 2001.

Recent Sales of Unregistered Securities

   None

ITEM 6.  SELECTED FINANCIAL INFORMATION

   The following tables set forth selected consolidated historical financial information of ours. This financial information should be read in conjunction with, and is qualified in its entirety by, our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our selected financial and other data for 2001, 2000, 1999, 1998 and 1997 have been derived from our consolidated financial statements.

                             WYNDHAM INTERNATIONAL
           Selected Condensed Consolidated Historical Financial Data

                                                                        Year Ended December 31,
                                                     -------------------------------------------------------------
                                                        2001        2000        1999         1998         1997
                                                     ----------  ----------  -----------  -----------  -----------
                                                                 (in thousands, except per share data)
Operating Data:
Total revenue....................................... $2,105,430  $2,498,595  $ 2,495,335  $ 2,056,341  $   335,035
(Loss) income before income tax provision,
 minority interests, accounting change
 and extraordinary item.............................   (213,116)   (523,014)    (491,335)    (112,508)       4,142
(Loss) income before accounting change and
 extraordinary item.................................   (126,738)   (324,671)  (1,062,131)    (126,406)         362
Net loss............................................ $ (138,940) $ (324,671) $(1,071,969) $  (158,223) $    (2,172)
Per Share Data (1):
Basic loss per common share:
    (Loss) income before accounting change and
     extraordinary item............................. $    (1.49) $    (2.56) $     (7.02) $     (1.13) $      0.01
    Accounting change...............................       (.06)         --           --           --           --
    Extraordinary loss..............................       (.01)         --        (0.06)       (0.23)       (0.04)
                                                     ----------  ----------  -----------  -----------  -----------
    Net loss per common share....................... $    (1.56) $    (2.56) $     (7.08) $     (1.36) $     (0.03)
                                                     ==========  ==========  ===========  ===========  ===========
    Diluted loss per common share (2), (3).......... $    (1.56) $    (2.56) $     (7.20) $     (2.57) $     (0.03)
                                                     ==========  ==========  ===========  ===========  ===========
    Dividends per share (4)......................... $       --  $       --  $        --  $    1.0362  $    1.0878
                                                     ==========  ==========  ===========  ===========  ===========
Cash Flow Data:
Cash provided by operating activities............... $  158,359  $  246,838  $   202,302  $   244,493  $   108,110
Cash (used in) provided by investing activities.....    (63,427)     37,272     (356,564)  (2,107,223)  (1,202,124)
Cash (used in) provided by financing activities.....     18,134    (383,397)     181,889    1,940,635    1,134,846

                                                                           As of December 31,
                                                     -------------------------------------------------------------
                                                        2001        2000        1999         1998         1997
                                                     ----------  ----------  -----------  -----------  -----------
                                                                             (in thousands)
Balance Sheet Data:
Investment in real estate and related improvements
 and land held for development, at cost, net........ $4,496,039  $4,711,495  $ 5,413,178  $ 5,585,616  $ 2,044,649
Total assets........................................  5,768,071   6,066,899    7,003,490    7,415,670    2,507,853
Total debt..........................................  3,445,995   3,398,950    3,643,556    3,857,521    1,112,709
Minority interest in Operating Partnerships.........     21,416      21,416       22,435      253,970      220,177
Minority interest in other consolidated subsidiaries     91,657     164,906      166,483      229,537       49,694
Shareholders' equity................................  1,588,221   1,794,187    2,137,662    2,603,037      989,892

                                                                        Year Ended December 31,
                                                     -------------------------------------------------------------
                                                        2001        2000        1999         1998         1997
                                                     ----------  ----------  -----------  -----------  -----------
                                                                             (in thousands)
Other Data:
Weighted average number of common shares
 outstanding........................................    167,698     167,308      161,255      137,764       64,260
Ratio of (losses) earnings to fixed charges.........       (.32)      (0.39)       (0.36)        0.59         1.08
Deficiency of earnings to fixed charges.............    213,116     523,014      491,335      112,508           --

Notes to Selected Financial Information

(1) When we refer to our basic earnings per share, diluted earnings per share, dividends per share, and weighted average number of shares outstanding, we have adjusted these amounts to reflect the following as though they occurred on January 1, 1997:

  . On January 30, 1997, Patriot declared a 2-for-1 stock split of its common stock effected in the form of a stock dividend, which was paid on March 18, 1997;

  . On July 1, 1997, in connection with the Cal Jockey merger, each share of Patriot common stock was converted into .51895 paired shares pursuant to the pairing arrangement between Cal Jockey and Bay Meadows;

  . On July 10, 1997, Patriot and old Wyndham declared a 1.927-for-1 stock split of Patriot and old Wyndham common stocks effected in the form of a stock dividend, which was paid on July 25, 1997;

  . On December 22, 1998, Patriot declared a stock dividend of $.44 per share of Patriot common stock in the form of, at the option of each stockholder, additional paired shares of Patriot and old Wyndham common stocks or shares of Patriot Series B cumulative perpetual preferred stock, which was paid on January 25, 1999; and

  . Our June 30, 1999 restructuring pursuant to which, among other things, each outstanding paired share was converted into one share of our class A common stock.

    In addition, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which specifies computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. We have restated our earnings per share amounts to reflect the impact of this statement.

(2) For 2001, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 4,613,000, the option to purchase 52,000 shares of our class A common stock and 138,592,000 shares of our series A and B preferred stock because they are anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 645,000, the option to purchase 104,000 shares of our class A common stock and 129,073,000 shares of our series A and B preferred stock because they are anti-dilutive. For 1999, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 825,000, the option to purchase 59,000 shares of our class A common stock and 60,213,000 shares of our series A and B preferred stock because they are anti-dilutive. For 1998, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 880,000, the option to purchase 753,000 shares of our class A common stock and shares issued in connection with forward equity contracts of 2,507,000 because they are anti-dilutive.

(3) For 2001, we did not include in our computation of diluted earnings per share outstanding options to purchase 14,041,000 shares of our class A common stock at prices ranging from $1.75 to $30.40 because the options' exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share outstanding options to purchase 12,157,000 shares of our class A common stock at prices ranging from $2.0625 to $30.40 because the options' exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 1999, we did not include in our computation of diluted earnings per share outstanding options to purchase 9,702,000 shares of our class A common stock at prices ranging from $4.75 to $30.40 because the options' exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 1998, we did not include in our computation of diluted earnings per share outstanding options to purchase 4,650,000 shares of our class A common stock at prices ranging from $19.45 to $33.58 because the options' exercise price was greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive.

(4) Dividends for the year ended December 31, 1998 include a $0.44 stock dividend declared by Patriot. Dividends paid for the year ended December 31, 1997 include a special dividend of $0.06 per share paid by Patriot's predecessor on June 30, 1997. To maintain its qualification as a REIT prior to consummation of the Cal Jockey merger, Patriot was required to distribute to its stockholders any undistributed "real estate investment trust taxable income" for its short taxable year ended with the consummation of the Cal Jockey merger. Old Wyndham did not pay any dividends for the six months ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under (S)21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption "Risk Factors," as well as the following:

  .   the impact of general economic conditions in the United States;

  .   industry conditions, including competition;

  . our ability to effect sales of our assets on terms and conditions favorable to us;

  .   our ability to integrate acquisitions into our operations and management;

  . risks associated with the hotel industry and real estate markets in general;

  . the impact of terrorist activity, threats of terrorist activity and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

  .   capital expenditure requirements;

  .   legislative or regulatory requirements; and

  .   access to capital markets.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this annual report. We assume no obligation to update or revise them or provide reasons why actual results may differ.

Background

  Organization

   Through a series of mergers and acquisitions, we have grown substantially since our inception in 1995. Patriot American Hospitality, Inc., or Patriot, was formed on April 17, 1995 as a self-administered real estate investment trust, or REIT, to acquire equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of its common stock and commenced its operations. Between October 2, 1995 and July 1, 1997, Patriot acquired interests in 56 hotel properties and leased them to various third party lessees.

   On July 1, 1997, Patriot merged into California Jockey Club, or Cal Jockey, which we will refer to as the "Cal Jockey merger" in this Form 10-K. As part of this merger, Cal Jockey and Bay Meadows Operating

Company, or Bay Meadows, entered into a paired share arrangement under which both of their common stocks were paired and traded together. Also, Cal Jockey changed its name to Patriot, and Bay Meadows changed its name to "Patriot American Hospitality Operating Company."

   In January 1998, Wyndham Hotel Corporation merged into Patriot and, as part of that merger, Patriot American Hospitality Operating Company changed its name to "Wyndham International, Inc." We will refer to Wyndham International, Inc. as it existed before June 30, 1999 as "old Wyndham."

   During 1998, Patriot and old Wyndham grew primarily by acquiring hotels and other related businesses using proceeds of over $4.5 billion. They financed these acquisitions with funds drawn on their revolving credit facilities and capital raised by issuing paired shares and by having their two operating partnerships issue limited partnership interests. These acquisitions included:

  . the acquisition of Wyndham Hotel Corporation in January 1998 referred to above, as a result of which Patriot acquired 10 Wyndham hotels, 14 Clubhouse hotels, 52 management and franchise contracts, the Wyndham and Clubhouse proprietary brand names, and the Wyndham hotel management company;

  . three resort hotels in Puerto Rico and a majority interest in a related hotel company;

  . Arcadian International Limited, which owned 10 hotels in England, one hotel in Jersey, five owned and managed Malmaison hotels, two European resorts under development, the Malmaison proprietary brand name, and a 50% interest in a property being developed in London;

  . Interstate Hotels Company, or Interstate, which owned or had controlling interests in 42 hotels, leases for 84 hotels, and management or service agreements for 82 hotels;

  . SF Hotel Company, L.P., which owned four Summerfield Suites(R) hotels, leasehold and management interests in 24 Summerfield Suites(R), Sierra Suites(R) and Sunrise Suites hotels, and management contracts and franchise interests for 12 additional hotels; and

  . the hospitality related business of CHC International, Inc., or CHCI, which included the acquisition of 17 leases and 16 of the related management contracts related to Patriot hotels, eight third party management contracts, two third party asset management contracts, the Grand Bay proprietary brand name, and certain other assets.

   On June 30, 1999, we restructured our organization. As part of this restructuring:

  .   Patriot became a wholly-owned subsidiary of ours;

  .   we and Patriot terminated the paired share arrangement;

  . each outstanding paired share was converted into one share of our class A common stock; and

  . Patriot terminated its status as a REIT effective January 1, 1999 and became a taxable corporation as of that date.

   Also on June 30, 1999, we completed a $1 billion series B preferred stock equity investment and closed a new credit facility (comprised of a senior credit facility and an increasing rate loan facility), which was amended and restated as of January 24, 2002, and closed on additional mortgage debt. Holders of our series B preferred stock are entitled to a quarterly dividend on a cumulative basis at a rate of 9.75% per year, and our series B preferred stock is convertible, at the holders' option, into shares of our class B common stock. Also in 1999, we completed an offering of our series A preferred stock, which, except for voting rights, has substantially similar terms to our series B preferred stock. We used the proceeds of our series A preferred stock offering to redeem some of our series B preferred stock.

   Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2001, we had accrued $11.6 million at a rate of 2.0% per annum as an additional dividend because cash dividends totaling $14.6 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days. In addition, in our amended and restated credit facilities, we agreed not to pay the cash portion of the regular quarterly dividend on our preferred stock.

   Also during 1999, we sold a racecourse, land adjacent to the racecourse, and 21 hotels for net cash proceeds of approximately $123.4 million. We also distributed approximately 92% of the shares of Interstate in the form of a dividend to our stockholders, which we will refer to as the "Interstate spin-off".

   During 2000, we agreed to the redemption of our aggregate 55% non-voting economic interest in Interstate Hotels, LLC, a principal operating subsidiary of Interstate. Interstate Hotels, LLC transferred to us a management agreement for one hotel owned by us and amended management agreements with respect to six other hotels owned by us to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of our interest was redeemed by Interstate Hotels, LLC and substantially all of the remainder was converted into a preferred membership interest in Interstate Hotels, LLC. As additional consideration for the redemption and conversion of our interest, we caused our representative on Interstate's board of directors to resign and relinquished our right to appoint a member to Interstate's board of directors in the future. In addition, we granted Interstate an option exercisable within 90 days of October 20, 2000, to acquire all of Interstate's stock owned by us at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597,000. On July 12, 2001, Interstate Hotels, LLC, pursuant to a redemption agreement, called for the redemption of our preferred interest in Interstate Hotels, LLC. In consideration for the redemption, we received $8.25 million in cash and two promissory notes in the amounts of $750,000 and $3.68 million, respectively. The notes bear interest at 9.75% and mature on July 1, 2002 and July 1, 2004, respectively. We recorded a gain of $2 million, net of previously recorded impairment of $16.5 million. The portion of our interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both we and Interstate Hotels, LLC have the right to require Interstate Hotels, LLC to redeem the remaining common interest at an amount that is the lesser of (a) the product of
(i) five times Interstate Hotels, LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in Interstate Hotels, LLC which is represented by the remaining interest, or (b) approximately $433,000.

   In 2000, we sold the following assets:

  . the Sierra Suites(R) hotel brand, one owned and three leased properties, 17 franchise and management contracts for Sierra Suites(R), and nine management contracts for Summerfield Suites(R) for net cash proceeds of approximately $53.0 million, $29.8 million of which was used to relieve future payment obligations related to the SF Hotel Company, L.P. acquisitions in 1998 discussed above;

  . 26 hotels (two of which were leased back to us) and the Clubhouse Inn proprietary brand for net cash proceeds of approximately $175.0 million, after we repaid approximately $70.4 million of mortgage debt; and

  . investments in three hotels, two parcels of land, retail space, and a garage for net cash proceeds of approximately $61.4 million, after we repaid approximately $7.8 million of debt and a note receivable of $4.3 million.

   In 2001, we sold the following assets:

  . two hotels and a sewer company, in separate transactions for aggregate net cash proceeds of approximately $8.6 million, after we repaid approximately $21.8 million of debt;

  . one hotel in which we retained a preferred equity interest for net cash proceeds of approximately $19.7 million;

  . three hotels and investments in four additional hotels in a single transaction for net cash proceeds of approximately $58.7 million; and

  .   six hotels, which were exchanged for one hotel.

   At December 31, 2000, we had approximately $1.2 billion of assets classified as held for sale, net of impairment. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated sale proceeds, we recorded a provision for loss on assets held for sale of $361.6 million in operating expenses for the year ended December 31, 2000. At December 31, 2000, we also recorded an impairment of $39.7 million in operating expenses on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

   Due to the tragic events of September 11, 2001, we reclassified certain assets previously categorized as held for sale to held for use. This reclassification resulted from delays in our anticipated disposition of these assets beyond one year. An impairment charge was also necessary with respect to these assets due to market changes that could impact the prices received for these assets. Consequently, we recorded an impairment of $16.3 million for assets held for sale at December 31, 2001, and a provision of $7.9 million on real estate assets held for use at December 31, 2001.

   We anticipated that as a result of the effects on our business of the events of September 11, 2001, we would likely not be able to comply with certain of the financial ratio covenants in our credit agreement and increasing rate loan agreement. Accordingly, shortly after the events of September 11, 2001, the lenders under the bank credit facilities granted us a waiver of certain financial covenants through February 28, 2002. In an agreement dated as of January 24, 2002, we amended and restated our bank credit facilities. Under the terms of the amendment and restatement, all financial covenants, other than the interest coverage ratio test, have been eliminated. The minimum interest coverage ratio has been reduced from 1.75:1.00 to 1.05:1.00 until December 31, 2003, and to 1.25:1.00 thereafter. Pursuant to the amendment and restatement, we provided additional collateral to the lenders, agreed to an increase in the interest rates payable under the term loans and revolving credit facility, and agreed to limit our capital expenditures to $125 million per year, plus $25 million per year for emergency capital expenditures. We also agreed that we would use 100% of the net cash proceeds from sales of the lenders' collateral, 75% of the proceeds from other asset sales and proceeds from mortgage refinancings and 100% of the proceeds from new debt issuances to reduce debt outstanding under the bank credit facilities. We also agreed not to pay the cash portion of the regular quarterly dividend on our series A and series B convertible preferred stock.

   Critical Accounting Policies and Estimates - The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to, impairment of assets; assets held for sale; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We periodically review the carrying value of our assets, including intangible assets, to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections which require judgments that are both subjective and complex.

   Our management uses judgment in projecting which assets will be sold by us within the next twelve months. These judgments are based on our management's knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

   We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against us.

Results of Operations: Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

   Our hotel revenues were $2,068,723,000 and $2,421,603,000 for the years ended December 31, 2001 and 2000, respectively. Approximately $110,352,000 of the decrease in our hotel revenues is attributable to those hotels that have been sold since 2000. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. RevPAR decreased 10.6% for the year ended December 31, 2001 as compared to the same period in 2000.

   Our hotel expenses were $1,557,985,000 and $1,747,601,000 for the years ended December 31, 2001 and 2000, respectively. As with revenues, our hotel expenses were impacted by the hotel sales discussed above. Approximately $76,888,000 of the decrease in our hotel expenses can be attributed to hotels that have been sold since 2000. The remaining decrease is attributable to staffing reductions at the hotels and other cost saving initiatives we implemented as our hotel revenues declined.

   Our management fee and service fee income was $26,451,000 and $46,028,000 for the years ended December 31, 2001 and 2000, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the sale and termination of certain contracts since December 31, 2000.

   Our interest and other income was $10,256,000 and $30,964,000 for the years ended December 31, 2001 and 2000, respectively. In 2000, we recognized a termination fee of $14,746,000 resulting from the termination of a portfolio of 17 management contracts and $800,000 from the termination of another contract.

   Our general and administrative expenses were $101,901,000 and $97,766,000 for the years ended December 31, 2001 and 2000, respectively. Our general and administrative expenses in 2001 were impacted by increases in conversion costs of $12,819,000 resulting from our implementation of brand standards, the write off of $5,523,000 for receivables deemed not collectible and $5,239,000 in reservation and marketing funds not reimbursed by hotels. This increase was offset in part by a reduction in legal costs, training costs and the size of our corporate staff during 2001.

   Our interest expense was $308,524,000 and $371,855,000 for the years ended December 31, 2001 and 2000, respectively. This decrease is primarily a result of a reduction in interest rates. At December 31, 2001 and 2000, we had approximately $3.4 billion of debt. The average one-month LIBOR rate was 3.88% and 6.43% for the years ended December 31, 2001 and 2000, respectively. This reduction of interest rates was partially offset by derivatives we put in place that fixed the interest rate on a portion of our debt.

   Our depreciation and amortization expense was $254,209,000 and $304,785,000 for the years ended December 31, 2001 and 2000, respectively. During the third and fourth quarters of 2000, we identified certain assets held for sale. In accordance with Statement of Financial Accounting Standards No. 121, once we identify an asset for sale, depreciation is no longer recorded. Thus, depreciation for the year ended December 31, 2001 was reduced. In addition, in December 2000, certain intangible assets were written off thus reducing amortization expense for the year ended December 31, 2001.

   During the year ended December 31, 2001, we classified five assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, we recorded a reserve for impairment for loss on real estate assets held for sale of $16,251,000. The provision reduces the carrying value of the five owned hotels to the estimated net sales proceeds less estimated costs to sell. Due to the events of September 11, 2001, which delayed certain sales transactions, other than the five assets, all remaining assets classified as held for sale as of December 31, 2000 have been reclassified as held for use as of December 31, 2001. In addition, we recorded a reserve for impairment on three assets held for use of $7,908,000.

   The benefit for income taxes was $96,438,000 and $205,912,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in the tax benefit is in part due to increased operating profitability and in part to the classification of certain assets as held for sale in accordance with generally accepted accounting principles, or GAAP, resulting in differences in GAAP and tax depreciation.

   Minority interests' share of income in consolidated subsidiaries was $10,060,000 and $7,569,000 for the years ended December 31, 2001 and 2000, respectively. The increase in the allocation of income is due to the increased profitability of certain partnerships, which resulted from the fact that no depreciation expense was recorded because assets in these partnerships were held for sale. The increase was partially offset by the sale of one of those partnership interests in June 2001.

   The adoption of the Statement of Financial Accounting Standards No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364,000 being recognized in the consolidated statement of operations and a charge of $21,691,000 in other comprehensive income. In addition, for the year ended December 31, 2001, we recorded a loss of $32,227,000 for the change in the fair value through earnings, and a charge of $6,646,000 through other comprehensive income. Also, during 2001, we paid $15,373,000 in settlement payments for the ineffective hedges.

   During the year ended December 31, 2001, we recorded a charge of $1,838,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that has been repaid.

   Our resulting net loss for the year ended December 31, 2001 was $138,940,000 compared to a net loss of $324,671,000 for the year ended December 31, 2000. Due to the implementation of Statement of Financial Accounting Standards No. 142, we will take a charge of $326,843,000 for the writeoff of goodwill in the first quarter of 2002, which is expected to materially adversely affect our net operating results for 2002. See "Newly Issued Accounting Standards" below.

Results of Operations: Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

   Our hotel revenues were $2,421,603,000 and $2,409,046,000 for the years ended December 31, 2000 and 1999, respectively. Although our hotel revenues remained relatively stable between periods, increases during the year ended December 31, 2000 from acquisitions, assets placed in service, and increases in RevPAR throughout our portfolio of properties were offset by the assets sales during 2000 and the Interstate spin-off on June 18, 1999.

   Our hotel expenses were $1,747,601,000 and $1,772,724,000 for the years ended December 31, 2000 and 1999, respectively. As with our revenues, our expenses remained relatively stable between periods. The decrease in our expenses resulting from assets sales was partially offset by increases in our expenses resulting from acquisitions and new assets placed in service during the previous year.

   Our management fee and service fee income was $46,028,000 and $69,278,000 for the years ended December 31, 2000 and 1999, respectively. The decrease is primarily the result of the loss of management contracts associated with the Interstate spin-off, the sale of the third party management contracts in the Sierra transaction in the first quarter of 2000, and the loss of a portfolio of 17 management contracts during 2000.

   Our interest and other income was $30,964,000 and $11,256,000 for the years ended December 31, 2000 and 1999, respectively. This increase was primarily due to our recognition of a termination fee of $14,746,000 related to the termination of 17 management contracts in 2000 and interest income from funds held in escrow for all of 2000. In 1999, certain of the funds were escrowed for only six months because the debt was not obtained until June 1999.

   Our general and administrative expenses were $97,766,000 and $178,039,000 for the years ended December 31, 2000 and 1999, respectively. This decrease was primarily a result of expenditures incurred in 1999, in part associated with our June 30, 1999 restructuring, but not incurred in 2000. Those 1999 costs included:

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

  . $21,131,000 of costs associated with conversion costs and becoming year 2000 compliant; and

  . $4,695,000 associated with the write-off of receivables from a managed hotel in which we terminated the management contract.

   In addition, in 1999 we incurred approximately $29,829,000 of general and administrative expenses for divisional offices located in Pittsburgh, Wichita, and Phoenix. We incurred minimal costs during 2000 because those offices were closed during 1999 and the first quarter of 2000. However, in 2000, we incurred approximately $12,085,000 in severance related expenses for certain executive officers who resigned in 2000. In addition, during 2000, we incurred approximately $7,439,000 in costs associated with the settlement of certain lawsuits and legal fees related to those lawsuits.

   Also in 1999, we recorded $285,267,000 of costs associated with our June 30, 1999 restructuring. These costs primarily relate to the non-cash write down of assets of approximately $265,962,000 as we exited from certain business sectors, and focused on our core brands and products. In our attempt to streamline our organization, we closed offices in New York, London, Phoenix, and Wichita. We recorded costs of $19,305,000 as a result of severance, lease cancellation costs, legal costs and other costs related to this exit.

   Our interest expense was $371,855,000 and $353,227,000 for the years ended December 31, 2000 and 1999, respectively. This increase in our interest expense is primarily related to higher interest rate spreads on our current credit facilities as compared to the old credit facility and higher interest rates during 2000 as compared to

1999. Our derivative financial instruments in part negated the impact of these higher rates. However, we also had increases in the amortization of loan costs associated with the amortization of the premiums for $1.5 billion in new derivatives acquired in March 2000.

   During the year ended December 31, 2000, we recognized losses on the sale of assets of $12,987,000. During the year ended December 31, 1999, we recognized losses of $10,702,000 on the sale of assets.

   At December 31, 2000, we had classified 50 assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, we recorded a reserve for impairment for loss on real estate assets held for sale of $361,571,000. In addition, we recorded a write-down for impairment of $39,654,000 on assets held for use, $45,174,000 on management contract costs, and a reserve for impairment of $40,259,000 on investments in unconsolidated subsidiaries that were held for sale.

   Our depreciation and amortization expense was $304,785,000 and $302,890,000 for the years ended December 31, 2000 and 1999, respectively. This increase was primarily due to the increase in capital renovations during 2000, as well as the placement in service of additional assets that were previously under development, offset in part by the asset sales that occurred during 2000, and the placement of certain assets held for sale.

   Our share of equity in earnings (losses) from unconsolidated subsidiaries was $2,491,000 and $(7,746,000) for the years ended December 31, 2000 and 1999, respectively. This increase is due primarily from the allocation of income from one of its investments, which was in development in 1999 but in operation in 2000. In addition, the 1999 amount was impacted by loss allocations from one subsidiary, which resulted in the write-down of certain leaseholds.

   The benefit (provision) for income taxes was $205,912,000 and ($571,421,000) for the years ended December 31, 2000 and 1999, respectively. The change in the provision is due to a 1999 charge of $675,000,000 as a result of Patriot's conversion from a REIT to a C corporation, the restructuring of certain special purpose controlled subsidiaries, which previously could not be consolidated with our taxable income or loss, and charges taken in 2000 for the impairment of certain assets held for sale.

   Minority interest's share of loss associated with the Operating Partnerships was $6,642,000 for the year ended December 31, 1999. There was no minority interest's share of the income (loss) associated with the operating partnerships for the year ended December 31, 2000 due to amendments in the partnership agreements at June 30, 1999 that changed the allocation of profit and loss to the limited partners.

   In connection with our debt financing on June 30, 1999, we wrote off the remaining balance of unamortized deferred financing costs associated with the old credit facility resulting in an extraordinary loss of $9,838,000, net of minority interest and income taxes, in 1999.

   As a result, our net loss was $324.7 million and $1.07 billion for years ended December 31, 2000 and 1999, respectively.

Results of reporting segments

   Our results of operations are classified into seven reportable segments: (1) Wyndham Hotels & Resorts(R), (2) Wyndham Luxury Resorts, (3) Wyndham Gardens(R), (4) Summerfield Suites by Wyndham(TM), (5) other proprietary branded hotel properties, (6) non-proprietary branded properties and (7) other. We have restated reportable segments for 2000 and 1999 to conform to the 2001 presentation.

   For the year ended December 31, 2001 compared with the year ended December 31, 2000

   Wyndham Hotels & Resorts(R) represented approximately 49.5% and 45.1% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $1,042,415,000 compared to $1,128,073,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $243,050,000 compared to $293,380,000 for the years ended December 31, 2001 and 2000, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to declines in occupancy of 5.2% due to the slowing economy and the events of September 11, 2001.

   Wyndham Luxury Resorts represented approximately 4.2% and 4.1% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $88,697,000 compared to $103,654,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $18,031,000 compared to $26,907,000 for the years ended December 31, 2001 and 2000, respectively. The decreases in both revenues and operating income for this segment can be primarily attributed to decreases in average daily rate, or ADR, and occupancy of 12.2% and 3.0%, respectively, due to the slowing economy and the events of September 11, 2001.

   Wyndham Gardens(R) represented approximately 3.3% and 3.4% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $70,090,000 compared to $84,730,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $10,429,000 compared to $15,689,000 for the years ended December 31, 2001 and 2000, respectively. The decreases in both revenue and operating income for this segment resulted primarily from a decline in occupancy of 8.7% in 2001 due to the slowing economy and the events of September 11, 2001. In addition, six Wyndham Garden hotels were sold in June 2000.

   Summerfield Suites by Wyndham(TM) represented approximately 6.6% and 5.7% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $138,407,000 compared to $142,442,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $22,562,000 compared to $29,519,000 for the years ended December 31, 2001 and 2000, respectively. Decrease in revenues and operating income for this segment were primarily due to declines in ADR and occupancy of 3.9% and 5.4%, respectively, due to the slowing economy and the events of September 11, 2001. These were partially offset by the absorption of certain job functions and costs by the hotels and the corporate office in Dallas that were previously performed by the Wichita divisional office that was closed March 31, 2000.

   Other proprietary branded properties represented approximately .2% and 1.6% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $4,297,000 compared to $41,197,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $602,000 and $11,955,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in both revenues and operating income was primarily a result of the sale of the Sierra branded hotels in March 2000, the Clubhouse branded hotels in June 2000, and the Malmaison properties in November 2000. As of December 31, 2001, only one hotel remained in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represented approximately 34.4% and 36.9% of our total revenue for each of the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $724,817,000 compared to $921,507,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $171,728,000 and $248,036,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since 2000. Operating results have also been impacted by declines in occupancy of 5.1% in 2001 due to the slowing economy and the events of September 11, 2001.

   Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $36,707,000 and $76,992,000 for the years ended December 31, 2001 and 2000, respectively. The overall $40,285,000 decrease in this segment's revenue was primarily the result of lost management fees from contracts sold and terminated in 2000 and 2001, including a $14,746,000 termination fee recognized in 2000. Operating loss for this segment was $683,018,000 and $1,150,991,000 for the years ended December 31, 2001 and 2000, respectively. This decrease in operating loss is primarily attributable to decreases in certain expenses such as impairment expense and depreciation expense. The decrease in depreciation expense of $50,576,000 was primarily a result of the increase in the number of assets held for sale with respect to which depreciation is no longer recorded. In addition, for the year ended December 31, 2001, we recorded $24,159,000 of impairment charges compared to $441,484,000 recorded for the year ended December 31, 2000.

   For the year ended December 31, 2000 compared with the year ended December 31, 1999

   Wyndham Hotels & Resorts(R) represented approximately 45.1% and 39.8% of our total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue for this segment was $1,128,073,000 compared to $992,353,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for this segment was $293,380,000 compared to $244,435,000 for the years ended December 31, 2000 and 1999, respectively. The increases in revenues and operating income for this segment can be primarily attributed to our acquisition of four hotels that were branded Wyndham hotels and the stabilization of revenues in 2000 for two additional flagship hotels that opened during 1999. The revenue increase attributed to these five hotels was $96,109,000. This segment also had strong improvement in both occupancy and ADR for the year ended December 31, 2000 as compared to 1999.

   Wyndham Luxury Resorts represented approximately 4.1% and 3.9% of our total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue for this segment was $103,654,000 compared to $97,422,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for this segment was $26,907,000 compared to $22,050,000 for the same periods, respectively. The increases in revenues and operating income for this segment can be attributed in large part to an increase in ADR of 2.0% and occupancy of 1.8% in 2000.

   Wyndham Gardens(R) represented approximately 3.4% and 3.7% of our total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue for this segment was $84,730,000 compared to $92,776,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for this segment was $15,689,000 compared to $23,044,000 for the same periods, respectively. Decreases in both revenue and operating income for this segment were due primarily to the sale of six Wyndham Garden hotels in June 2000.

   Summerfield Suites by Wyndham(TM) represented approximately 5.7% and 5.3% of our total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue for this segment was $142,442,000 compared to $132,772,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for this segment was $29,519,000 compared to $26,785,000 for the same periods, respectively. Increases in revenues and operating income for this segment were primarily due to the opening of a new hotel in Miami during late 1999, and overall increases in ADR of 2.0% and occupancy of 2.4% in 2000.

   Other proprietary branded properties, including Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition, represented approximately 1.6% and 4.1% of our total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue for this segment was $41,197,000 compared to $101,796,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for this segment was $11,955,000 and $27,680,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in both revenue and operating income was primarily as a result of the sale of 11 hotels in December 1999 acquired in the Arcadian acquisition, the sale of the Sierra branded hotels in March 2000, the sale of the Clubhouse branded hotels in June 2000, and the sale of the Malmaison hotels in November 2000. As of December 31, 2000, only one hotel remained in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represented approximately 36.9% and 39.8% of our total revenue for the years ended December 31, 2000 and 1999, respectively. Total revenue for this segment was $921,507,000 compared to $991,927,000 for the years ended December 31, 2000 and 1999, respectively. Operating income for this segment was $248,036,000 and $240,028,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in revenue is due primarily to the spin-off of several leases in connection with the Interstate spin-off on June 18, 1999, as well as the sale of non-proprietary branded assets throughout 2000. Total revenue included in the years ended December 31, 2000 and 1999 for these assets sold was $13,996,000 and $131,137,000, respectively. This decrease resulting from the sale of these assets was in part offset by increases in ADR of 3.8% and occupancy of 0.6% in 2000. Operating income for this segment benefited from these increases in ADR and occupancy as well as a result of the Interstate spin-off because certain of those Interstate leases were generating operating losses.

   Other represents revenue from various operating businesses including management and other service companies, and participating lease revenue for one hotel and a parcel of land. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for this segment was $76,992,000 and $86,289,000 for the years ended December 31, 2000, and 1999, respectively. The $9,297,000 decrease in this segment's revenue was caused primarily by decreases in management and service fee income from the Interstate spin-off and the sale of third party management contracts in the Sierra transaction. This was partially offset by the recognition of a $14,746,000 termination fee. Operating loss for this segment was $1,150,991,000 and $1,067,611,000 for the years ended December 31, 2000, and 1999, respectively. In 1999, the operating loss was impacted by restructuring charges of $285,287,000 from our June 30, 1999 restructuring and our decision to streamline our organization and focus on our core brands and strategic assets. In addition, operating loss was impacted by reductions in general and administrative expenses as we made efforts to streamline our organization, including consolidating our divisional and sales offices in Dallas and eliminating layers of our management. In 2000, however, the operating loss was impacted by a $441,484,000 impairment reserve recognized for certain assets.

  Statistical Information

   During 2001, our portfolio of 167 owned and leased hotels experienced a decline in both ADR and RevPAR of approximately 2.4% and 11.0%, respectively, with a decrease in occupancy of 8.8%. We attribute these declines primarily to a sluggish economy and the events of September 11, 2001. The following table sets forth certain statistical information for our 167 owned and leased hotels for 2001 and 2000 as if the hotels were owned or leased for the entire periods presented.

                                  Occupancy        ADR           RevPAR
                                 ----------  --------------- ---------------
                                 2001  2000   2001    2000    2001    2000
                                 ----  ----  ------- ------- ------- -------
   Wyndham Hotels & Resorts..... 67.4% 73.2% $126.32 $129.81 $ 85.11 $ 94.99
   Wyndham Luxury Resorts....... 68.1  73.3   268.73  306.99  182.88  224.85
   Wyndham Garden Hotels........ 58.1  67.8    89.73   91.39   52.12   61.95
   Summerfield Suites by Wyndham 77.2  82.6   119.06  123.91   91.93  102.42
   Non-proprietary brands....... 64.2  71.0   108.74  110.37   69.79   78.37
                                 ----  ----  ------- ------- ------- -------
      Weighted average.......... 66.4% 72.8% $118.35 $121.25 $ 78.57 $ 88.25
                                 ====  ====  ======= ======= ======= =======

Liquidity and Capital Resources

   Our cash and cash equivalents as of December 31, 2001 were $165.7 million, and our restricted cash was $85.9 million. Our cash and cash equivalents as of December 31, 2000 were $52.5 million, and our restricted cash was $98.1 million.

  Cash Flow Provided by Operating Activities

   Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $158.4 million, $246.8 million and $202.3 million for 2001, 2000 and 1999, respectively. Our operating cash flows were negatively impacted by the sluggish economy and the terrorist attacks of September 11, 2001. Occupancies dropped sharply in the days following the attacks, which negatively impacted the operations of our hotels.

  Cash Flows from Investing and Financing Activities

   Cash flows used in our investing activities were $63.4 million for the year ended December 31, 2001, resulting primarily from renovation expenditures at certain hotels. This was partially offset by proceeds received from asset sales during 2001. Cash flows provided by our financing activities of $18.1 million for the year ended December 31, 2001 were primarily related to us borrowing under our senior credit facility, which was partially offset by dividend payments made by us on our Series A and B preferred stock.

   Cash flows provided by our investing activities were approximately $37.3 million for 2000, resulting primarily from our sale of hotel properties and other investments along with cash distributions we received from our investments in certain unconsolidated subsidiaries. This was offset in part by the acquisition of the remaining partnership interest in one hotel, the amendment of the Wyndham Anatole management contract, payment of additional purchase consideration in connection with the Summerfield transaction, and capital improvements and renovations at the hotel properties.

   Cash flows used in our financing activities were $383.4 million for 2000, resulting primarily from the repayment of debt and dividend payments made on our series A and B preferred stock. In addition, we paid $34.4 million in premiums to enter into financial derivatives with a total notional amount of $1.5 billion to limit our exposure to rising interest rates.

   Cash flows used in our investing activities were approximately $356.6 million for 1999, resulting primarily from our acquisition of hotel properties, property renovations and improvements, and cash deposited as escrows and property improvement reserves.

   Cash flows provided by our financing activities of approximately $181.9 million for 1999 were primarily related to the net proceeds from the sale of the series B preferred stock, the net proceeds from our new credit facilities and the net proceeds from our new mortgage debt, partially offset by the repayment of our old credit facility, term loans, and the settlement of our forward equity contracts.

  Credit Facilities

   As of December 31, 2001, we had approximately $303.5 million outstanding under our revolving credit facility, $1.3 billion outstanding on term loans, and $482.1 million outstanding under increasing rate loans. Additionally, we had outstanding letters of credit totaling $53.9 million. Also, as of December 31, 2001, we had over $1.3 billion of mortgage debt outstanding that encumbered 58 hotels and capital leases and other debt of $44.7 million, resulting in total indebtedness of approximately $3.4 billion. This $3.4 billion in total indebtedness includes approximately $30.4 million of debt associated with assets held for sale. As of December 31, 2001, after giving effect to the amendments to our senior credit facility and increasing rate loans facility, we had $142.6 million of availability under the revolving credit facility.

   We anticipated that we would not be in compliance at September 30, 2001 with certain financial ratio covenants in our senior credit facility and our increasing rate loans facility due to the tragic events of September 11, 2001. Accordingly, on September 28, 2001, we and our lenders entered into a waiver of the financial covenants for the third and fourth quarters of 2001. The waiver was effective through February 28, 2002. As a condition of the waiver, we agreed to certain additional restrictions during the time period that the waiver was in effect, including requirements that (a) availability under the revolving portion of our senior credit facility would not be less than $100 million, (b) all of the net proceeds received from sales of our assets would be used to repay indebtedness outstanding under these loan facilities, with proceeds being applied 50% to repay increasing rate loans, 37.5% to repay term loans, and 12.5% to repay the revolving loans, (c) certain of our capital expenditures would be limited and our capital expenditures and investments could not exceed $85 million, and (d) cash dividends on our series A and series B preferred stock could be paid only if concurrently with the payment of these dividends the cash would be loaned back to us on a subordinated basis.

   On January 24, 2002, we successfully reached an agreement with the lenders under our senior credit facility and our increasing rate loans facility to permanently amend these facilities. The key terms of the amendments are as follows:

  . The total leverage ratio and the senior secured leverage ratio requirements have been eliminated from the facilities;

  . The interest coverage ratio decreased from 1.75 to 1.00 to 1.05 to 1.00 until December 31, 2003, at which time it will increase to 1.25 to 1.00;

  . We granted mortgages on 59 of our properties that were not previously encumbered;

  . The interest rate on our term loans increased to LIBOR plus 4.75% per annum;

  . The interest rate on our revolving credit facility increased to LIBOR plus 3.75% per annum;

  . 100% of the net cash proceeds from sales of the lenders' collateral, and 75% of the net cash proceeds we receive from other asset sales and any excess proceeds we receive from any mortgage debt refinancing must be used to reduce the amounts outstanding under the senior credit facility and the increasing rate loans facility;

  . 100% of the net cash proceeds we receive from any new debt issuance must be used to reduce the amounts outstanding under the senior credit facility and the increasing rate loans facility;

  . Our capital and development spending cannot exceed $125 million per annum, with $25 million available for use in certain emergencies; and

  . We cannot pay the cash portion of the regular quarterly dividends on our series A and series B preferred stock.

   We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund our normal recurring expenses and our debt service requirements. We anticipate that these needs will be fully funded from our cash flows provided by operating activities and, when necessary, from our revolving credit facility. In the past, we have generally met our long-term liquidity requirements for the funding of activities, such as development and scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the proceeds from the sale of our assets.

   Under the terms of the applicable credit facility, loan agreement, and lease agreement, as of December 31, 2001, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

                                                          Payments due by year
                                 ----------------------------------------------------------------------
                                                                                              2007 and
                                   Total      2002     2003      2004      2005      2006    thereafter
                                 ---------- -------- -------- ---------- -------- ---------- ----------
                                                             (in thousands)
Long term debt and capital lease
 obligations.................... $3,445,995 $117,484 $452,088 $1,210,423 $168,683 $1,252,838  $244,479
Office leases...................     11,332    2,146    2,097      2,062    1,838      1,838     1,351
Hotel and ground leases.........    924,304   62,323   62,420     61,841   61,633     61,633   614,454
                                 ---------- -------- -------- ---------- -------- ----------  --------
Total........................... $4,381,631 $181,953 $516,605 $1,274,326 $232,154 $1,316,309  $860,284
                                 ========== ======== ======== ========== ======== ==========  ========

   During 2002, we have scheduled principal payments and debt maturities of approximately $117.5 million. Of that amount, as of March 2002, we have extended $56.6 million to 2004 or beyond. We are seeking to refinance the remaining mortgages prior to their maturities in 2002; however, there can be no assurance that we will be able to do so. During 2003, we have scheduled principal payments and debt maturities of approximately $452 million. Of that amount, the Company can elect to extend $179.4 million for two additional twelve month periods. We believe that both we and the lodging industry will continue to be adversely affected by the September 11, 2001 terrorist attacks and their aftermath. Immediately following the attacks, our hotels experienced significant short-term declines in occupancy compared to the prior year. Although occupancies have improved from these very depressed levels, at present, it is not possible to predict the duration of such declines in the medium or long term. We are currently unable to estimate the medium or long-term negative impact that the September 11, 2001 terrorist attacks and their aftermath could have on operations, liquidity, and capital resources (see "Risks Related to Our Indebtedness" on page 15).

  Dividends

   We do not anticipate paying a dividend to our common shareholders and we are prohibited under the terms of our senior credit facility and increasing rate loans facility from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

   We anticipated that we would not be in compliance at September 30, 2001 with certain financial ratio covenants in our senior credit facility and increasing rate loans facility due to the tragic events of September 11, 2001. Accordingly, on September 28, 2001, we and our leaders entered into a waiver of the financial covenants for the third and fourth quarters of 2001. The waiver is effective through February 28, 2002. As a condition of the waiver, we agreed to certain additional restrictions during the time period the waiver is in effect, including requirements that cash dividends on our series A and B preferred stock could be paid only if concurrently with the payment of these dividends, the cash would be loaned back to us on a subordinated basis. Thus, since July 1, 2001, we have not paid the cash portion of the regular quarterly dividends on our series A and B preferred stock.

   We are prohibited under the terms of our recent waiver and amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on our preferred stock. As of December 31, 2001, we had deferred payments of the cash portion of the preferred stock dividend totaling approximately $14.6 million. This amount has been included in accounts payable and accrued expenses as of December 31, 2001. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As a result, an additional dividend of $11.6 million, payable in preferred shares, has been included in accounts payable and accrued expenses as of December 31, 2001.

Renovations and Capital Improvements

   During 2001, we invested approximately $213.6 million in capital improvements and renovations. These capital expenditures included (i) costs related to converting hotels to one of our proprietary brands, (ii) costs related to enhancing the revenue-producing capabilities of our hotels, and
(iii) costs related to recurring capital maintenance reserves and technological initiatives. During 2002, we anticipate spending approximately $120 million in capital expenditures primarily for costs related to recurring maintenance capital expenditures and technological initiatives.

   We attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disrupting our hotels' operations. Therefore, we do not believe such renovations and capital improvements will have a material effect on the results of operations of our hotels. We will finance capital expenditures through capital expenditure reserves or with working capital.

Inflation

   Operators of hotels, in general, possess the ability to adjust room rates quickly. However, competitive pressures may limit our availability to raise room rates in the face of inflation.

Seasonality

   The hotel industry is seasonal in nature; however, the periods during which our hotel properties experience higher revenues vary from property to property and depend predominantly on the property's location. Our revenues typically have been higher in the first and second quarters than in the third or fourth quarters.

Critical Accounting Policies and Estimates

   The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to, impairment of assets; assets held for sale; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We periodically review the carrying value of our assets, including intangible assets, to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections which require judgments that are both subjective and complex.

   Our management uses judgment in projecting which assets will be sold by us within this next twelve months. These judgments are based on our management's knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

   We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against us.

Newly Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements of Financial Accounting Standards No. 137 and No. 138, which we are required to adopt effective January 1, 2001. This statement also requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. SFAS 133, as amended, requires that derivatives that are not hedges be recorded at fair value through earnings. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective. This statement also allows special hedge accounting for fair value and cash flow hedges. The gain or loss on a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. By adopting this statement on January 1, 2001, we recognized in 2001 the cumulative effect of an accounting change of $10.4 million in our consolidated statement of operations and a charge of $21.7 million in our other comprehensive income in the first quarter of 2001.

   In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 141, "Business Combinations," and Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets," collectively referred to as the "Standards". Statement 141 supersedes APB No. 16, "Business Combination." The provisions of Statement 141, (1) require that we use the purchase method of accounting for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Statement 141 also requires that upon adoption of Statement 142, the Company reclassify carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. Statement 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. Statement 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of Statement 142, (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

   The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. Statement 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment that was accounted for using the equity method (equity-method negative goodwill), and that was acquired before July 1, 2001, must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain, instead of being deferred and amortized. Statement 142 prohibits amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

   We will adopt the provisions of Statement 142 in the first quarter of 2002. We are in the process of preparing for its adoption of Statement 142 and are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of Statement 142, we expect that we will no longer annually record $12.2 million of amortization relating to our existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

   Statement 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of Statement 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. We are currently evaluating the potential impairment loss, but anticipate our goodwill will be impaired with a charge of $326.8 million in the first quarter of 2002.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if we can make a reasonable estimate of fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. We will recognize the cumulative effect of adoption of Statement No. 143 as a change in accounting principle. We are currently evaluating the impact this statement will have on our financial position and results of operations.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". Statement No. 144 supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement No. 144 primarily addresses significant issues relating to the implementation of Statement No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of Statement No. 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact this statement will have on our financial position and results of operations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

   Our primary market risk exposure is to future changes in interest rates related to our derivative financial instruments and other financial instruments, including debt obligations, interest rate swaps, interest rate caps, and future debt commitments.

   We manage our debt portfolio by periodically entering into interest rate swaps and caps to achieve an overall desired position of fixed and floating rates or to limit our exposure to rising interest rates.

   The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

  . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 2001. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 2001.

  . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2001.

                              2002(1)   2003(2)      2004       2005       2006     Thereafter Face Value Fair Value
                              --------  --------  ----------  --------  ----------  ---------- ---------- ----------
                                                              (dollars in thousands)
Debt
Long-term Debt Obligations
 Including Current Portion
  Fixed Rate................. $ 50,577  $  7,654  $   52,971  $ 53,242  $    8,688   $227,713  $  400,845 $  454,496
  Average Interest Rate......     8.96%     8.77%       8.24%     7.71%       9.03%      8.49%
  Variable Rate.............. $ 66,907  $444,434  $1,157,452  $115,441  $1,244,150   $ 16,766  $3,045,150 $3,045,150
  Average Interest Rate......     5.20%     6.70%       8.70%     8.55%      10.67%      7.04%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps
  Pay Fixed/Receive Variable. $750,000  $ 45,000          --  $700,000          --         --  $1,495,000 $  (63,983)
  Average Pay Rate...........     6.09%     6.51%       6.80%     6.80%         --         --
  Average Receive Rate.......     2.23%     4.07%       5.37%     6.03%         --         --
Interest Rate Caps
  Notional Amount............ $550,000  $429,374  $  346,111  $106,000          --         --  $1,431,485 $   (9,507)
  Strike Rate................     6.27%     6.91%       7.96%     9.75%         --         --
  Forward Rate...............     2.23%     4.07%       5.37%     6.03%         --         --

--------
(1) Subsequent to December 31, 2001, we extended the maturity of $56.6 million of mortgage debt to 2004 or beyond.
(2) We can elect to extend $179.4 million for two additional twelve month periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The independent auditors' report and our financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

   The information called for by this Part III (other than the information required by Item 10 with respect to executive officers, which information appears under the heading "Our Executive Officers" in Part I hereof) is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in our definitive proxy statement for the 2002 annual meeting of our stockholders, which we intend to file with the Securities and Exchange Commission not later than April 30, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-1 through F-47. The following financial statement schedule is included herein at pages F-48 through F-57:

    Schedule III--Real Estate and Accumulated Depreciation for Wyndham International, Inc.

    All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b) Reports on Form 8-K for the quarter ended December 31, 2001:

    We filed a Current Report on Form 8-K on October 3, 2001 to report (1) some of the short-term impacts of the events of September 11, 2002 on us, (2) our entering into the September 28, 2001 waiver of the financial covenants in our senior credit facility and increasing rate loans facility, and (3) some recovery plans we made in response to the September 11 events.

    We filed a Current Report on Form 8-K on January 29, 2002 to report that we entered into an agreement with our lenders on January 24, 2002 to amend our senior credit facility and increasing rate loans facility.

(c) Exhibits:

Exhibit
Number                                                 Description
------                                                 -----------

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

  3.3   Amendment No. 1 to Amended and Restated Bylaws of Wyndham, incorporated by reference to
        Exhibit 2.1 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
        2000.

  4.1   Certificate of Designation of Series A Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 99.5 to Wyndham's and Patriot's Current Report on Form 8-K filed March 2, 1999.

  4.2   Certificate of Designation of Series B Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 4.2 to Wyndham's Registration Statement on Form S-4/A (SEC file
        no. 333-79527) filed June 1, 1999.

Exhibit
Number                                               Description
------                                               -----------

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

  4.7   Amendment No. 1 to the Shareholder Rights Agreement, dated May 12, 2000, by and between
        Wyndham and American Stock Transfer and Trust Company, incorporated by reference to
        Exhibit 4.2 to Wyndham's Registration Statement on Form 8-A filed May 30, 2000.

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

 10.4   Executive Employment Agreement, dated as of March 27, 2000, between Wyndham and Fred J.
        Kleisner, incorporated by reference to Exhibit 10.4 to Wyndham's Annual Report on Form 10-K for
        the year ended December 31, 2000.

 10.5   Letter Agreement, dated July 7, 1999, between Wyndham and Karim Alibhai, incorporated by reference to Exhibit 10.4 to Wyndham's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999.

 10.6   Second Amendment and Restatement of the Wyndham 1997 Incentive Plan, incorporated by reference to Exhibit 4.1 to Wyndham's Registration Statement on Form S-8 filed on September 6, 2001.

 10.7   Executive Employment Agreement, dated April 12, 2000 between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.1 to Wyndham's Quarterly Report on Form 10-Q for the
        quarterly period ended June 30, 2000.

 10.8   Executive Employment Agreement, dated May 31, 2000 between Wyndham and Richard A. Smith, incorporated by reference to Exhibit 10.2 to Wyndham's Quarterly Report on Form 10-Q for the
        quarterly period ended June 30, 2000.

 10.9   Executive Employment Agreement, dated August 1, 2000 between Wyndham and David W.
        Johnson, incorporated by reference to Exhibit 10.3 to Wyndham's Quarterly Report on Form 10-Q
        for the quarterly period ended June 30, 2000.

 10.10  Letter Agreement, dated March 1, 2001, between James D. Carreker and Wyndham, incorporated by reference to Exhibit 10.16 to Wyndham's Annual Report on Form 10-K for the year ended
        December 31, 2000.

Exhibit
Number                                              Description
------                                              -----------

10.11   Amendment and Restatement to the Credit Agreement, dated September 25, 2000, by Wyndham and the lenders named therein incorporated by reference to Exhibit 10.2 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

10.12   Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated
        September 25, 2000, by Wyndham and the lenders named therein, incorporated by reference to
        Exhibit 10.18 to Wyndham's Annual Report on Form 10-K for the year ended December 31, 2000.

10.13   Employment Agreement dated March 19, 2001 between Joseph Champ and Wyndham, incorporated by reference to Exhibit 10.1 to Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (as amended).

10.14   Loan Agreement, dated as of July 18, 2001, by and among W-Baltimore, LLC, Posadas De San Juan
        Associates, W-Atlanta, LLC, W-Boston LLC and Travis Real Estate Group Joint Venture (wholly-owned subsidiaries of Wyndham) and Lehman Brothers Bank FSB, incorporated by reference to Exhibit 10.1 to
        Wyndham's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.15   Form of Restricted Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Wyndham's
        Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.16   Waiver to the Credit Agreement, dated as of September 25, 2001, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham's Quarterly Report on
        Form 10-Q for the quarterly period ended September 30, 2001.

10.17*  Addendum to Employment Agreement, effective as of July 13, 2001, between Wyndham and Fred J.
        Kleisner.

10.18*  Addendum No. 2 to Employment Agreement, effective as of November 14, 2001, between Wyndham and Fred J. Kleisner.

10.19*  Second Amendment and Restatement to the Credit Agreement, dated as of January 16, 2002, by
        Wyndham and the lenders named therein.

10.20*  Second Amendment and Restatement to the Increasing Note Purchase and Loan Agreement, dated as of January 16, 2002, by Wyndham and the lenders named therein.

10.21*  Addendum to Employment Agreement, effective as of August 30, 2001, between Wyndham and
        Theodore Teng.

10.22*  Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and Theodore Teng.

10.23*  Addendum to Employment Agreement, effective as of August 10, 2001, between Wyndham and
        Michael Grossman.

10.24*  Addendum No. 2 to Employment Agreement, effective as of December 21, 2001, between Wyndham and Michael Grossman.

10.25*  Addendum to Employment Agreement, effective as of August 16, 2001, between Wyndham and
        Richard Smith.

10.26*  Addendum No. 2 to Employment Agreement, effective as of December 21, 2001, between Wyndham and Richard Smith.

10.27*  Addendum to Employment Agreement, effective as of September 14, 2001, between Wyndham and
        David Johnson.

10.28*  Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and David Johnson.

10.29*  Addendum to Employment Agreement, effective as of August 10, 2001, between Wyndham and
        Joseph Champ.

10.30*  Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and Joseph Champ.

12.1*   Statement Regarding Computation of Ratios.

21.1*   Significant Subsidiaries of Wyndham.

23.1*   Consent of PricewaterhouseCoopers LLP.

--------
  *  Filed herewith

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 25, 2002

                                               WYNDHAM INTERNATIONAL, INC.

                                               By:     /s/  FRED J. KLEISNER
                                                   -----------------------------
                                                         Fred J. Kleisner
                                                       Chairman of the Board
                                                    and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature            Capacities in which signed        Date
          ---------            --------------------------        ----

    /s/  FRED J. KLEISNER     Chairman of the Board and     March 25, 2002
-----------------------------   Chief Executive Officer
      Fred J. Kleisner          (principal executive
                                officer)

     /s/  THEODORE TENG       President and Chief Operating March 25, 2002
-----------------------------   Officer
        Theodore Teng

    /s/  RICHARD A. SMITH     Executive Vice President and  March 25, 2002
-----------------------------   Chief Financial Officer
      Richard A. Smith          (principal financial and
                                accounting officer)

     /s/  KARIM ALIBHAI       Director                      March 25, 2002
-----------------------------
        Karim Alibhai

     /s/  LEONARD BOXER       Director                      March 25, 2002
-----------------------------
        Leonard Boxer

      /s/  MILTON FINE        Director                      March 25, 2002
-----------------------------
         Milton Fine

  /s/  SUSAN T. GROENTEMAN    Director                      March 25, 2002
-----------------------------
     Susan T. Groenteman

     /s/  ROLF E. RUHFUS      Director                      March 25, 2002
-----------------------------
       Rolf E. Ruhfus

     /s/  LEON D. BLACK       Director                      March 25, 2002
-----------------------------
        Leon D. Black

   /s/  NORMAN BROWNSTEIN     Director                      March 25, 2002
-----------------------------
      Norman Brownstein

          Signature            Capacities in which signed        Date
          ---------            --------------------------        ----

    /s/  STEPHEN T. CLARK     Director                      March 25, 2002
-----------------------------
      Stephen T. Clark

     /s/  PAUL FRIBOURG       Director                      March 25, 2002
-----------------------------
        Paul Fribourg

     /s/  THOMAS H. LEE       Director                      March 25, 2002
-----------------------------
        Thomas H. Lee

   /s/  ALAN M. LEVENTHAL     Director                      March 25, 2002
-----------------------------
      Alan M. Leventhal

      /s/  WILLIAM MACK       Director                      March 25, 2002
-----------------------------
        William Mack

     /s/  LEE S. NEIBERT      Director                      March 25, 2002
-----------------------------
       Lee S. Neibert

     /s/  MARC J. ROWAN       Director                      March 25, 2002
-----------------------------
        Marc J. Rowan

    /s/  SCOTT A. SCHOEN      Director                      March 25, 2002
-----------------------------
        Scott Schoen

   /s/  SCOTT M. SPERLING     Director                      March 25, 2002
-----------------------------
      Scott M. Sperling

     /s/  LYNN C. SWANN       Director                      March 25, 2002
-----------------------------
        Lynn C. Swann

   /s/  SHERWOOD M. WEISER    Director                      March 25, 2002
-----------------------------
     Sherwood M. Weiser

                          WYNDHAM INTERNATIONAL, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       HISTORICAL FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
Wyndham International, Inc.:
   Report of Independent Accountants--PricewaterhouseCoopers LLP..............................  F-2
   Consolidated Balance Sheets as of December 31, 2001 and 2000...............................  F-3
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.  F-4
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
     2000 and 1999............................................................................  F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.  F-7
   Notes to Consolidated Financial Statements.................................................  F-9
   Financial Statement Schedule:
   Schedule III--Real Estate and Accumulated Depreciation..................................... F-48

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Wyndham International, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Wyndham International, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Wyndham International, Inc.'s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, Wyndham International, Inc. adopted the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 5, 2002

                          WYNDHAM INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                                        December 31, December 31,
                                                                                                            2001         2000
                                                                                                        ------------ ------------
                                                ASSETS
Current assets:
  Cash and cash equivalents............................................................................ $   165,702  $    52,460
  Restricted cash......................................................................................      85,932       98,070
  Accounts receivable..................................................................................     120,283      188,381
  Inventories..........................................................................................      17,742       21,211
  Prepaid expenses and other assets....................................................................       5,716       12,296
  Assets held for sale, net of accumulated depreciation of $25,685 in 2001 and $205,242 in 2000........      96,783    1,196,272
                                                                                                        -----------  -----------
   Total current assets................................................................................     492,158    1,568,690
                                                                                                        -----------  -----------
Investment in real estate and related improvements, net of accumulated depreciation of $856,732 in 2001
 and $497,669 in 2000..................................................................................   4,399,256    3,515,223
Investment in unconsolidated subsidiaries..............................................................      77,619      104,814
Notes and other receivables............................................................................      50,385       48,976
Management contract costs, net of accumulated amortization of $18,714 in 2001 and $18,034 in 2000......      95,227      109,106
Leasehold costs, net of accumulated amortization of $29,889 in 2001 and $21,128 in 2000................     111,125      125,044
Trade names and franchise costs, net of accumulated amortization of $24,041 in 2001 and $17,560 in 2000      97,779      104,249
Deferred acquisition costs.............................................................................       4,662        2,936
Goodwill, net of accumulated amortization of $49,015 in 2001 and $36,826 in 2000.......................     326,843      339,032
Deferred expenses, net of accumulated amortization of $54,416 in 2001 and $42,599 in 2000..............      71,214      105,441
Other assets...........................................................................................      41,803       43,388
                                                                                                        -----------  -----------
   Total assets........................................................................................ $ 5,768,071  $ 6,066,899
                                                                                                        ===========  ===========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................................................ $   213,596  $   210,592
  Deposits.............................................................................................      36,079       38,943
  Mortgage debt associated with assets held for sale...................................................      30,441      505,836
  Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease
   obligations.........................................................................................     117,484      155,728
                                                                                                        -----------  -----------
   Total current liabilities...........................................................................     397,600      911,099
                                                                                                        -----------  -----------
Borrowings under credit facility, term loans, mortgage notes and capital lease obligations.............   3,298,070    2,737,386
Derivative financial instruments.......................................................................      73,490           --
Deferred income taxes..................................................................................     290,259      430,030
Deferred income........................................................................................       7,358        7,875
Minority interest in the Operating Partnerships........................................................      21,416       21,416
Minority interest in other consolidated subsidiaries...................................................      91,657      164,906
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
   11,905,060 in 2001 and 11,087,390 in 2000...........................................................         119          111
  Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
   167,847,940 in 2001 and 167,416,376 in 2000.........................................................       1,678        1,674
  Receivables from shareholders and affiliates.........................................................     (18,121)     (17,161)
  Additional paid in capital...........................................................................   3,912,656    3,828,900
  Accumulated other comprehensive income...............................................................     (29,007)        (811)
  Accumulated deficit..................................................................................  (2,279,104)  (2,018,526)
                                                                                                        -----------  -----------
   Total shareholders' equity..........................................................................   1,588,221    1,794,187
                                                                                                        -----------  -----------
    Total liabilities and shareholders' equity......................................................... $ 5,768,071  $ 6,066,899
                                                                                                        ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                  Years Ended December 31,
                                                                            -----------------------------------
                                                                               2001        2000        1999
                                                                            ----------  ----------  -----------
Revenue:
  Hotel revenue............................................................ $2,068,723  $2,421,603  $ 2,409,046
  Participating lease revenue..............................................         --          --        1,194
  Racecourse facility and land lease revenue...............................         --          --        4,561
  Management fee and service fee income....................................     26,451      46,028       69,278
  Interest and other income................................................     10,256      30,964       11,256
                                                                            ----------  ----------  -----------
   Total revenue...........................................................  2,105,430   2,498,595    2,495,335
                                                                            ----------  ----------  -----------
Expenses:
  Hotel expenses...........................................................  1,557,985   1,747,601    1,772,724
  Racing facility operations...............................................         --          --        3,867
  General and administrative...............................................    101,901      97,766      178,039
  Interest expense.........................................................    308,524     371,855      353,227
  Termination of management, leasehold and license agreements..............     16,466      47,622        1,296
  Loss on sale of assets...................................................     11,202      12,987       10,702
  Loss on derivative financial instruments.................................     47,600          --           --
  Impairment loss on assets................................................     24,159     441,484       70,912
  Restructuring charge.....................................................         --          --      285,267
  Depreciation and amortization............................................    254,209     304,785      302,890
                                                                            ----------  ----------  -----------
   Total expenses..........................................................  2,322,046   3,024,100    2,978,924
                                                                            ----------  ----------  -----------
Operating loss.............................................................   (216,616)   (525,505)    (483,589)
  Equity in earnings (losses) of unconsolidated subsidiaries...............      3,500       2,491       (7,746)
                                                                            ----------  ----------  -----------
Loss before income tax provision, minority interests, accounting change and
 extraordinary item........................................................   (213,116)   (523,014)    (491,335)
  Income tax benefit (provision)...........................................     96,438     205,912     (571,421)
                                                                            ----------  ----------  -----------
Loss before minority interests, accounting change and extraordinary item...   (116,678)   (317,102)  (1,062,756)
  Minority interest in the Operating Partnerships..........................         --          --        6,642
  Minority interest in consolidated subsidiaries...........................    (10,060)     (7,569)      (6,017)
                                                                            ----------  ----------  -----------
Loss before accounting change and extraordinary item.......................   (126,738)   (324,671)  (1,062,131)
  Cumulative effect of change in accounting principle, net of taxes........    (10,364)         --           --
  Extraordinary loss from early extinguishment of debt, net of minority
   interest and income taxes...............................................     (1,838)         --       (9,838)
                                                                            ----------  ----------  -----------
Net loss................................................................... $ (138,940) $ (324,671) $(1,071,969)
                                                                            ==========  ==========  ===========
Basic loss attributable to common shareholders:
  Net loss................................................................. $ (138,940) $ (324,671) $(1,071,969)
  Adjustment for equity forwards...........................................         --          --      (19,372)
  Preferred stock dividends................................................   (122,621)   (103,522)     (50,190)
  Excess of fair value of consideration to redeem preferred stock..........         --          --         (115)
                                                                            ----------  ----------  -----------
  Basic net loss attributable to common shareholders....................... $ (261,561) $ (428,193) $(1,141,646)
                                                                            ==========  ==========  ===========
Basic loss per common share:
  Loss before accounting change and extraordinary item..................... $    (1.49) $    (2.56) $     (7.02)
  Cumulative effect of change in accounting principle......................      (0.06)         --           --
  Extraordinary loss.......................................................      (0.01)         --        (0.06)
                                                                            ----------  ----------  -----------
   Net loss per common share............................................... $    (1.56) $    (2.56) $     (7.08)
                                                                            ==========  ==========  ===========
Diluted loss attributable to common shareholders:
  Net loss................................................................. $ (138,940) $ (324,671) $(1,071,969)
  Adjustment for equity forwards...........................................         --          --      (39,322)
  Preferred stock dividends................................................   (122,621)   (103,522)     (50,190)
  Excess of fair value of consideration to redeem preferred stock..........         --          --         (115)
                                                                            ----------  ----------  -----------
  Diluted net loss attributable to common shareholders..................... $ (261,561) $ (428,193) $(1,161,596)
                                                                            ==========  ==========  ===========
Diluted loss per common share:
  Loss before extraordinary item........................................... $    (1.49) $    (2.56) $     (7.14)
  Cumulative effect of change in accounting principle......................      (0.06)         --           --
  Extraordinary loss.......................................................      (0.01)         --        (0.06)
                                                                            ----------  ----------  -----------
   Net loss per common share............................................... $    (1.56) $    (2.56) $     (7.20)
                                                                            ==========  ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share amounts)


                                                         Preferred Stock              Common Stock
                                                        ----------------  -----------------------------------

                                                                            Patriot       Wyndham              Additional
                                                         Number      Par   Number of     Number of      Par     Paid in
                                                        of Shares   Value   Shares        Shares       Value    Capital
                                                        ----------  ----- ------------  ------------  -------  ----------
Balance as of December 31, 1998........................  8,981,886  $ 90   213,521,647   213,521,647  $ 4,270  $3,024,540
 Settlement of forward equity contracts................         --    --  (100,701,863) (100,701,863)  (2,014)   (327,466)
 Merger of PAH Inc. into Wyndham International Inc..... (4,860,876)  (50) (142,865,949)    4,860,876   (1,380)      1,430
 Exchange of Old Wyndham preferred stock to common
  stock................................................ (3,562,354)  (36)           --     3,562,354       36          --
 Redemption of PAH Inc. Preferred B stock..............   (558,656)   (5)           --            --       --     (13,961)
 Issuance of shares net of offering expenses........... 10,000,000   100    29,239,336    29,239,336      585     917,306
 Issues of shares to employees and directors...........         --    --       538,496       955,757       14      11,820
 Issuance of shares to redeem OP units.................         --    --       268,333    15,390,452      156     114,381
 Issuance of shares for mergers and acquisition of
  properties...........................................         --    --            --     1,336,276       13       6,030
 Accrued interest on notes receivable from shareholders
  and affiliates.......................................         --    --            --            --       --          --
 Amortization of unearned stock compensation...........         --    --            --            --       --          --
 Retirement of stock...................................         --    --            --      (971,139)      (8)    (15,307)
 Net loss..............................................         --    --            --            --       --          --
 Foreign currency translation adjustment...............         --    --            --            --       --          --
 Unrealized loss on securities held for sale...........         --    --            --            --       --          --
                                                        ----------  ----  ------------  ------------  -------  ----------
Comprehensive income...................................
                                                        ----------  ----  ------------  ------------  -------  ----------
 Interstate spin-off dividend..........................         --    --            --            --       --          --
 Cash dividends........................................         --    --            --            --       --          --
 Stock dividends.......................................    344,662     4            --            --       --      34,462
                                                        ----------  ----  ------------  ------------  -------  ----------
Balance as of December 31, 1999........................ 10,344,662   103            --   167,193,696    1,672   3,753,235
                                                        ----------  ----  ------------  ------------  -------  ----------


                                                        Receivables
                                                            From                   Accumulated
                                                        Shareholders   Unearned    Deficit and
                                                            and         Stock       Dividend
                                                         Affiliates  Compensation Distributions
                                                        ------------ ------------ -------------
Balance as of December 31, 1998........................   $(16,364)    $(5,494)    $  (405,509)
 Settlement of forward equity contracts................         --          --              --
 Merger of PAH Inc. into Wyndham International Inc.....         --          --              --
 Exchange of Old Wyndham preferred stock to common
  stock................................................         --          --              --
 Redemption of PAH Inc. Preferred B stock..............         --          --            (896)
 Issuance of shares net of offering expenses...........         --          --              --
 Issues of shares to employees and directors...........         --        (611)             --
 Issuance of shares to redeem OP units.................         --          --              --
 Issuance of shares for mergers and acquisition of
  properties...........................................         --          --              --
 Accrued interest on notes receivable from shareholders
  and affiliates.......................................       (846)         --             846
 Amortization of unearned stock compensation...........         --       5,850              --
 Retirement of stock...................................         --          --              --
 Net loss..............................................         --          --      (1,071,969)
 Foreign currency translation adjustment...............         --          --              --
 Unrealized loss on securities held for sale...........         --          --              --
                                                          --------     -------     -----------
Comprehensive income...................................
                                                          --------     -------     -----------
 Interstate spin-off dividend..........................         --          --         (64,602)
 Cash dividends........................................         --          --         (14,711)
 Stock dividends.......................................         --          --         (34,466)
                                                          --------     -------     -----------
Balance as of December 31, 1999........................    (17,210)    $  (255)     (1,591,307)
                                                          --------     -------     -----------

                                                                 Accumulated Other
                                                               Comprehensive Income
                                                        ----------------------------------
                                                                  Unrealized   Unrealized
                                                        Foreign     Loss on      Loss on
                                                        Currency  Derivative   Securities
                                                        Exchange  Instruments Held for Sale    Total
                                                        --------  ----------- ------------- -----------
Balance as of December 31, 1998........................ $  2,749     $ --        $(1,245)   $ 2,603,037
 Settlement of forward equity contracts................       --       --             --       (329,480)
 Merger of PAH Inc. into Wyndham International Inc.....       --       --             --             --
 Exchange of Old Wyndham preferred stock to common
  stock................................................       --       --             --             --
 Redemption of PAH Inc. Preferred B stock..............       --       --             --        (14,862)
 Issuance of shares net of offering expenses...........       --       --             --        917,991
 Issues of shares to employees and directors...........       --       --             --         11,223
 Issuance of shares to redeem OP units.................       --       --             --        114,537
 Issuance of shares for mergers and acquisition of
  properties...........................................       --       --             --          6,043
 Accrued interest on notes receivable from shareholders
  and affiliates.......................................                --             --             --
 Amortization of unearned stock compensation...........       --       --             --          5,850
 Retirement of stock...................................       --       --             --        (15,315)
 Net loss..............................................       --       --             --     (1,071,969)
 Foreign currency translation adjustment...............  (10,325)      --             --        (10,325)
 Unrealized loss on securities held for sale...........       --       --            245            245
                                                        --------     ----        -------    -----------
Comprehensive income...................................                --                    (1,082,049)
                                                        --------     ----        -------    -----------
 Interstate spin-off dividend..........................       --       --             --        (64,602)
 Cash dividends........................................       --       --             --        (14,711)
 Stock dividends.......................................       --       --             --             --
                                                        --------     ----        -------    -----------
Balance as of December 31, 1999........................   (7,576)    $ --         (1,000)     2,137,662
                                                        --------     ----        -------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except share amounts)


                                                             Preferred Stock           Common Stock
                                                            ----------------- -------------------------------

                                                                               Patriot    Wyndham             Additional
                                                             Number      Par   Number    Number of             Paid in
                                                            of Shares   Value of Shares   Shares    Par Value  Capital
                                                            ----------  ----- --------- ----------- --------- ----------
 Issuance of shares net of offering expenses...............         --    --   --   --      222,470       2        1,398
 Redemption of Preferred A stock...........................        (18)   --   --   --          210      --           --
 Accrued interest on notes receivable from shareholders and
  affiliates...............................................         --    --   --   --           --      --           --
 Amortization of unearned stock compensation...............         --    --   --   --           --      --           --
 Net loss..................................................         --    --   --   --           --      --           --
 Foreign currency translation adjustment...................         --    --   --   --           --      --           --
 Unrealized loss on securities held for sale...............         --    --   --   --           --      --           --
                                                            ----------  ----  ---  ---  -----------  ------   ----------
Comprehensive income.......................................
                                                            ----------  ----  ---  ---  -----------  ------   ----------
 Cash dividends............................................         --    --   --   --           --      --           --
 Stock dividends...........................................    742,746     8   --   --           --      --       74,267
                                                            ----------  ----  ---  ---  -----------  ------   ----------
Balance as of December 31, 2000............................ 11,087,390  $111   --   --  167,416,376  $1,674   $3,828,900
                                                            ----------  ----  ---  ---  -----------  ------   ----------
 Issuance of shares, net of offering expenses..............         --    --   --   --      429,719       4        1,982
 Redemption of Preferred A stock...........................       (158)   --   --   --        1,845      --           --
 Accrued interest on notes receivable from shareholders and
  affiliates...............................................         --    --   --   --           --      --           --
 Net loss..................................................         --    --   --   --           --      --           --
 Foreign currency translation adjustment...................         --    --   --   --           --      --           --
 Unrealized loss on derivative instruments.................         --    --   --   --           --      --           --
 Unrealized loss on securities held for sale...............         --    --   --   --           --      --           --
                                                            ----------  ----  ---  ---  -----------  ------   ----------
Comprehensive income.......................................
                                                            ----------  ----  ---  ---  -----------  ------   ----------
 Cash dividends............................................         --    --   --   --           --      --           --
 Stock dividends...........................................    817,828     8   --   --           --      --       81,774
                                                            ----------  ----  ---  ---  -----------  ------   ----------
Balance as of December 31, 2001............................ 11,905,060  $119   --   --  167,847,940  $1,678   $3,912,656
                                                            ==========  ====  ===  ===  ===========  ======   ==========


                                                            Receivables
                                                                From                   Accumulated
                                                            Shareholders   Unearned    Deficit and
                                                                and         Stock       Dividend
                                                             Affiliates  Compensation Distributions
                                                            ------------ ------------ -------------
 Issuance of shares net of offering expenses...............         --         --               --
 Redemption of Preferred A stock...........................         --         --               --
 Accrued interest on notes receivable from shareholders and
  affiliates...............................................         49         --              975
 Amortization of unearned stock compensation...............         --        255               --
 Net loss..................................................         --         --         (324,671)
 Foreign currency translation adjustment...................         --         --               --
 Unrealized loss on securities held for sale...............         --         --               --
                                                              --------       ----      -----------
Comprehensive income.......................................
                                                              --------       ----      -----------
 Cash dividends............................................         --         --          (29,248)
 Stock dividends...........................................         --         --          (74,275)
                                                              --------       ----      -----------
Balance as of December 31, 2000............................   $(17,161)      $ --      $(2,018,526)
                                                              --------       ----      -----------
 Issuance of shares, net of offering expenses..............         --         --               --
 Redemption of Preferred A stock...........................         --         --               --
 Accrued interest on notes receivable from shareholders and
  affiliates...............................................       (960)        --              982
 Net loss..................................................         --         --         (138,940)
 Foreign currency translation adjustment...................         --         --               --
 Unrealized loss on derivative instruments.................         --         --               --
 Unrealized loss on securities held for sale...............         --         --               --
                                                              --------       ----      -----------
Comprehensive income.......................................
                                                              --------       ----      -----------
 Cash dividends............................................         --         --          (40,838)
 Stock dividends...........................................         --         --          (81,782)
                                                              --------       ----      -----------
Balance as of December 31, 2001............................   $(18,121)      $ --      $(2,279,104)
                                                              ========       ====      ===========

                                                                    Accumulated Other
                                                                   Comprehensive Income
                                                            ---------------------------------
                                                                     Unrealized   Unrealized
                                                            Foreign    Loss on      Loss on
                                                            Currency Derivative   Securities
                                                            Exchange Instruments Held for Sale   Total
                                                            -------- ----------- ------------- ----------
 Issuance of shares net of offering expenses...............      --         --          --          1,400
 Redemption of Preferred A stock...........................      --         --          --             --
 Accrued interest on notes receivable from shareholders and
  affiliates...............................................      --         --          --          1,024
 Amortization of unearned stock compensation...............      --         --          --            255
 Net loss..................................................      --         --          --       (324,671)
 Foreign currency translation adjustment...................   7,412         --          --          7,412
 Unrealized loss on securities held for sale...............      --         --         353            353
                                                             ------   --------       -----     ----------
Comprehensive income.......................................                                      (316,906)
                                                             ------   --------       -----     ----------
 Cash dividends............................................      --         --          --        (29,248)
 Stock dividends...........................................      --         --          --             --
                                                             ------   --------       -----     ----------
Balance as of December 31, 2000............................  $ (164)        --       $(647)    $1,794,187
                                                             ------   --------       -----     ----------
 Issuance of shares, net of offering expenses..............      --         --          --          1,986
 Redemption of Preferred A stock...........................      --         --          --             --
 Accrued interest on notes receivable from shareholders and
  affiliates...............................................      --         --          --             22
 Net loss..................................................      --         --          --       (138,940)
 Foreign currency translation adjustment...................     198         --          --            198
 Unrealized loss on derivative instruments.................      --    (28,337)         --        (28,337)
 Unrealized loss on securities held for sale...............      --         --         (57)           (57)
                                                             ------   --------       -----     ----------
Comprehensive income.......................................                                      (167,136)
                                                             ------   --------       -----     ----------
 Cash dividends............................................      --         --          --        (40,838)
 Stock dividends...........................................      --         --          --             --
                                                             ------   --------       -----     ----------
Balance as of December 31, 2001............................  $   34   $(28,337)      $(704)    $1,588,221
                                                             ======   ========       =====     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                Years Ended December 31,
                                                                           ---------------------------------
                                                                             2001       2000        1999
                                                                           ---------  ---------  -----------
Cash flows from operating activities:
Net loss.................................................................. $(138,940) $(324,671) $(1,071,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization............................................   254,209    304,785      302,890
 Amortization of deferred compensation....................................     2,104        255        5,850
 Amortization of deferred loan costs......................................    22,017     27,566       34,946
 Loss on sale of assets...................................................    11,202     12,987       10,702
 Impairment loss on assets................................................    24,159    441,484      203,731
 Write-off of intangible assets...........................................    12,883     45,174      133,143
 Write-off of deferred acquisition costs..................................     1,904      1,208        8,349
 Provision for bad debt expense...........................................     6,994      1,925        7,898
 Recognition of deferred termination fee..................................        --    (14,746)          --
 Loss on derivative financial instruments.................................    47,600         --           --
 Equity in (earnings) losses of unconsolidated subsidiaries...............    (3,500)    (2,491)       7,746
 Minority interest in the Operating Partnerships..........................        --         --       (6,642)
 Minority interest in consolidated subsidiaries...........................    10,060      7,569        6,017
 Deferred income taxes....................................................  (112,785)  (226,133)     539,313
 Cumulative effect of change in accounting principle......................    10,364         --           --
 Extraordinary items......................................................     1,838         --        9,838
 Changes in assets and liabilities:
   Accounts receivable....................................................    60,014     (1,011)      (6,168)
   Prepaid expenses and other assets......................................     3,311     15,001        6,552
   Lease revenue receivable...............................................        --         --        3,440
   Deferred income........................................................      (517)     7,079           --
   Accounts payable and accrued expenses..................................   (54,558)   (49,143)       6,666
                                                                           ---------  ---------  -----------
     Net cash provided by operating activities............................   158,359    246,838      202,302
                                                                           ---------  ---------  -----------

Cash flows from investing activities:
Acquisition of hotel properties and related working capital assets, net of
  cash acquired...........................................................        --    (20,626)    (264,086)
Improvements and additions to hotel properties............................  (213,610)  (202,292)    (230,653)
Proceeds from sale of assets..............................................   130,655    337,630      205,553
Payment of contingent liability...........................................        --    (32,825)          --
Acquisition of management contracts.......................................    (1,001)   (67,372)          --
Termination of management contracts.......................................        --         --       16,086
Changes in restricted cash accounts.......................................    12,138      4,410      (66,611)
Change in other assets....................................................     3,585        610         (772)
Collection on other notes receivable......................................     6,278        569        5,038
Advances on other notes receivable........................................    (2,684)    (1,273)     (10,429)
Deferred acquisition costs................................................    (3,937)    (1,906)        (613)
Investment in unconsolidated subsidiaries.................................    (1,956)    (5,022)     (10,077)
Distributions from unconsolidated subsidiaries............................     7,105     25,369           --
                                                                           ---------  ---------  -----------
     Net cash (used in) provided by investing activities..................   (63,427)    37,272     (356,564)
                                                                           ---------  ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

       CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued (in thousands)

                                                                           Years Ended December 31,
                                                                      ---------------------------------
                                                                        2001       2000        1999
                                                                      ---------  ---------  -----------
Cash flows from financing activities:
Borrowings under line of credit facility and mortgage notes..........   580,500    533,081    2,930,205
Repayments of borrowings under credit facility and other debt........  (535,419)  (841,257)  (3,153,525)
Payment of deferred loan costs.......................................    (6,394)    (8,492)    (110,655)
Net proceeds from issuance of preferred stock........................        --         --      921,702
Cost to retire Patriot series B preferred stock......................        --         --      (13,966)
Cash settlement with Interstate upon spin-off........................        --         --      (17,102)
Contributions received from minority interest in consolidated
  subsidiaries.......................................................       300         --          180
Distribution made to minority interest in other partnerships.........    (6,209)    (9,711)     (29,907)
Payments to redeem OP units..........................................        --        (64)          --
Dividends and distributions paid.....................................   (14,624)   (29,248)     (15,607)
Proceeds received from amendments to derivative financial instruments        --      6,654           --
Premiums paid for derivative financial instruments...................        --    (34,360)          --
Forward equity settlements...........................................        --         --     (329,480)
Other................................................................       (20)        --           44
                                                                      ---------  ---------  -----------
   Net cash provided by (used in) financing activities...............    18,134   (383,397)     181,889
                                                                      ---------  ---------  -----------
Foreign currency translation adjustment..............................       176      7,414       (6,379)
Net increase (decrease) in cash and cash equivalents.................   113,242    (91,873)      21,248
Cash and cash equivalents at beginning of year.......................    52,460    144,333      123,085
                                                                      ---------  ---------  -----------
Cash and cash equivalents at end of year............................. $ 165,702  $  52,460  $   144,333
                                                                      =========  =========  ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest............................ $ 304,160  $ 356,217  $   338,675
                                                                      =========  =========  ===========
   Cash paid during the year for income taxes........................ $   4,207  $  24,076  $    31,978
                                                                      =========  =========  ===========

See Note 15 for additional supplemental disclosure of cash flow information.


  The accompanying notes are an integral part of these consolidated financial statements

                          WYNDHAM INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except share amounts)

1.  Organization:

   Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owner/operators. As of December 31, 2001, Wyndham owned interests in 130 hotels with over 37,400 guestrooms and leased 37 hotels from third parties with over 5,700 guestrooms. In addition, Wyndham managed 31 hotels for third party owners with over 9,500 guestrooms and franchised 22 hotels with over 4,000 guestrooms.

   Wyndham as currently constituted, was formed through the June 30, 1999 restructuring and reorganization of Patriot American Hospitality, Inc. (collectively with its subsidiaries, "Patriot") and Wyndham International, Inc. (collectively with its subsidiaries, "Old Wyndham"). Prior to June 30, 1999, the shares of common stock of Patriot were paired and traded together with the shares of Old Wyndham, on a one for one basis, as a single unit pursuant to a stock pairing arrangement, and were referred to as paired shares.

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

2.  Summary of Significant Accounting Policies:

   Principles of Consolidation-- The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

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

   Critical Accounting Policies and Estimates-- The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

its estimates, including those related to, impairment of assets; assets held for sale; bad debts; income taxes; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company periodically reviews the carrying value of its assets, including intangible assets, to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, management will prepare undiscounted and discounted cash flow projections which require judgments that are both subjective and complex.

   The Company's management uses judgment in projecting which assets will be sold by the Company within the next twelve months. These judgments are based on management's knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

   The Company is a defendant in law suits that arise out of, and are incidental to, the conduct of its business. Management uses judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against the Company.

  Investment in Real Estate and Related Improvements

   The hotel properties are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 to 40 years for the hotel buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. These estimated useful lives are based on management's knowledge of the properties and the industry in general.

   Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

   Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $3,852, $3,170 and $6,910 was capitalized in 2001, 2000 and 1999, respectively.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, the Company periodically reviews the carrying value of each property to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, the Company will prepare projections of undiscounted cash flows, without interest charges, of the specific property, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment will be made to the carrying amount based on the difference between the sum of the expected future discounted net cash flows and the carrying amount of the asset. During 2001 and 2000, the Company recorded an impairment of $7,908 and $39,654, respectively, in operating expenses for assets held for use.

   When management identifies an asset held for sale, the Company estimates the net selling price of such asset. If the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once management has identified an asset held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The Company recorded impairment of $16,251, $361,571 and $70,912 in operating expenses on assets held for sale for the years ended December 31, 2001, 2000 and 1999, respectively (See Note 3).

   During 1999, the Company recorded a restructuring charge of $132,819 associated with the write-down of assets to estimated fair market value, as the Company exited from these business sectors. The Company also recognized approximately $11,202, $12,987 and $10,702, net of impairment, of losses related to assets sold during 2001, 2000 and 1999, respectively.

  Cash and Cash Equivalents

   All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

  Restricted Cash

   Restricted cash includes real estate tax, insurance, interest and capital reserve deposits required pursuant to certain of the Company's mortgage loan and lease requirements.

  Inventories

   Inventories consist of food, beverages, china, linen, glassware and silverware and are stated at cost, which approximates market.

  Investment in Unconsolidated Subsidiaries

   The Company's investments in unconsolidated subsidiaries include investments in 9 entities ranging from approximately 1% to 49%. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when the Company has a 20% or more ownership interest or exercises significant influence over the venture. If the Company's ownership is less than 20% and does not exercise significant influence, the investment is accounted for under the cost method. During 2000, the Company recorded an impairment loss of $40,259 as a result of changes in the estimated fair value for certain investments held for sale. These investments were sold in 2001.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Management contracts, trade names and franchise costs

   The costs associated with the acquisition of management contracts, trade names and franchises have been recorded as deferred costs. Amortization of management contracts is computed using the straight-line method over the term of the related management agreements. During 2001 and 2000, the Company recognized a charge for the remaining unamortized cost for management contracts lost of $7,408 and $45,174, respectively. Amortization of trade names and franchise costs is computed using the straight-line method over estimated useful lives ranging from 12 to 20 years.

  Leaseholds

   The costs associated with the acquisition of leaseholds for hotel properties leased from third party owners have been recorded as deferred costs. Leasehold costs are amortized using the straight-line method over the terms of the related leasehold agreement. During 2001, the Company recognized a charge for the remaining unamortized cost for a leasehold contract lost of $4,057.

  Goodwill

   Goodwill recognized in connection with the acquisition of certain businesses is amortized utilizing the straight-line method over a period of 10 to 40 years. The carrying value of goodwill is reviewed based on undiscounted cash flows over the remaining amortization period. Should this review indicate that the goodwill will not be recoverable, a reserve for impairment is established. During 1999, the Company recorded a write-down of goodwill and intangibles of $112,702, as a result of the Company's restructuring plan. See recent pronouncements below for impact of implementation of SFAS 142 in the first quarter of 2002.

  Deferred Expenses

   Deferred expenses consist of the following:

                                                 December 31,
                                              ------------------
                                                2001      2000
                                              --------  --------
              Deferred loan costs............ $114,457  $144,175
              Costs of non-compete agreements      917     1,479
              Franchise fees.................    1,110     1,024
              Other..........................    9,146     1,362
                                              --------  --------
                                               125,630   148,040
              Less: accumulated amortization.  (54,416)  (42,599)
                                              --------  --------
                                              $ 71,214  $105,441
                                              --------  --------

   Deferred loan costs are amortized to interest expense on a straight-line basis (which approximates the interest method) over the terms of the related loans, which range from two to ten years. Costs of non-compete agreements are amortized using the straight-line method over the terms of the related agreement. Franchise costs are amortized using the straight-line method over the terms of the related franchise agreements.

  Other Assets

   Insurance premiums included in other assets are expensed on a pro-rata basis over the life of the related policies. Security deposits paid in connection with certain leasehold agreements of approximately $40,443 are included in long term other assets.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


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

  Minority Interest in Other Consolidated Subsidiaries

   The Company has entered into a number of joint ventures in which a third party owns a minority interest. For financial reporting purposes, the financial position and results of operations for each joint venture are included in the consolidated financial statements of the Company.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Stock Compensation

   The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and intends to continue to do so. See Note 11 for a discussion of the Company's stock compensation arrangements and pro forma disclosure of the effect on income from operations and earnings per share of such arrangements pursuant to the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

  Advertising Costs

   The Company participates in various advertising and marketing programs. All costs are expensed in the period incurred. The Company has recognized advertising expenses of $46,089, $52,894 and $68,834 for 2001, 2000 and 1999,
respectively.

  Self Insurance

   The Company is self-insured for various levels of general liability, workers' compensation and employee medical coverage up to certain levels. Accrued expenses include the estimated cost from unpaid incurred claims.

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

   The Company's financial instrument exposure to concentration of credit risk consists primarily of cash and cash equivalents. The Company's funds are deposited with high-credit-quality financial institutions and at times, these funds may be in excess of the federal depository insurance limit.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Fair Value of Financial Instruments:

   Statement of Financial Accounting Standards No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2001. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   Management estimates the fair values of (i) accounts receivable, accounts payable and accrued expenses approximate the carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the Revolving Credit Facility, Term Loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The Company estimates the fair value of its fixed rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2001 was approximately $454,496.

  Derivative Instruments and Hedging Activities

   On January 1, 2001, the Company changed its method of accounting for its derivative instruments in accordance with its adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

   The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364 (net of taxes of $6,911) being recognized in the consolidated statement of operations and a charge of $21,691 (net of taxes of $14,460) in other comprehensive income in the first quarter of 2001. In addition, the Company recorded the changes in the fair value of its derivatives of $43,303 with a loss of $32,227 for the change in the fair market value through earnings, and a charge of $6,646 (net of taxes of $4,430) through other comprehensive income. Also during 2001, the Company paid $15,373 in settlement payments for the ineffective hedges.

   Over the next twelve months, the reclassification to earnings of the transition adjustment that was recorded in accumulated other comprehensive income will be $9,600 (net of taxes of $6,400). Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which is required to be adopted effective January 1, 2001. SFAS 133, as amended, requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. SFAS 133, as amended, requires that derivatives that are not hedges be recorded at fair value through earnings. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The Statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. The adoption of the new statement on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,364, net of tax, being recognized in the consolidated statement of operations and a charge of $21,691, net of tax, in other comprehensive income in the first quarter of 2001.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes APB No. 16, Business Combination. The provisions of SFAS 141, (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142, (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

   The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment that was accounted for using the equity method (equity-method negative goodwill), and that was acquired before July 1, 2001, must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain, instead of being deferred and amortized. SFAS 142 prohibits amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   The Company will adopt the provisions of SFAS 142 in the first quarter of 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the Company expects that it will no longer annually record $12,200 of amortization relating to its existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

   SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company is currently evaluating the potential impairment loss, but anticipates its goodwill will be impaired with a charge of $326,843 in the first quarter of 2002.

   In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company is currently evaluating the impact this statement will have on its financial position or results of operations.

   In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact this statement will have on its financial position or results of operations.

  Reclassification

   Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or retained earnings.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


3. Investments in Real Estate and Related Improvements and Assets Held for Sale:

   Investment in Real Estate and Related Improvements and Assets Held for Sale consists of the following:

                                                  December 31, 2001
                                        ------------------------------------
                                        Investment in
                                         Real Estate  Assets Held
                                        Held for Use   for Sale     Total
                                        ------------- ----------- ----------
     Land..............................  $  420,319    $ 15,702   $  436,021
     Land held for development.........      29,013          --       29,013
     Buildings and improvements........   4,039,925     163,438    4,203,363
     Furniture, fixtures and equipment.     937,074      26,433      963,507
     Renovations in progress...........      25,070          22       25,092
                                         ----------    --------   ----------
                                          5,451,401     205,595    5,656,996
     Less: impairment..................    (195,413)    (83,127)    (278,540)
     Less: accumulated depreciation....    (856,732)    (25,685)    (882,417)
                                         ----------    --------   ----------
                                         $4,399,256    $ 96,783   $4,496,039
                                         ==========    ========   ==========

                                                  December 31, 2000
                                        ------------------------------------
                                        Investment in
                                         Real Estate  Assets Held
                                        Held for Use   for Sale     Total
                                        ------------- ----------- ----------
     Land..............................  $  318,189   $  114,601  $  432,790
     Land held for development.........      33,050           --      33,050
     Buildings and improvements........   2,987,909    1,447,517   4,435,426
     Furniture, fixtures and equipment.     620,634      207,503     828,137
     Renovations in progress...........     144,694       13,502     158,196
                                         ----------   ----------  ----------
                                          4,104,476    1,783,123   5,887,599
     Less: impairment..................     (91,584)    (381,609)   (473,193)
     Less: accumulated depreciation....    (497,669)    (205,242)   (702,911)
                                         ----------   ----------  ----------
                                         $3,515,223   $1,196,272  $4,711,495
                                         ==========   ==========  ==========

   Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Due to the events of September 11, 2001, the Company reclassified certain assets it previously categorized as held for sale to held for use. The reclassification resulted from delays in the disposition of these assets beyond one year. Assets transferred from held for sale to held for use were recorded at the lower of
(a) carrying value (net of previous impairment) or (b) undepreciated cost at the time of the original classification as held for sale less additional depreciation calculated for the period the asset was held for sale. The depreciation expense related to these assets was $14,260 at December 31, 2001.

   At December 31, 2001, certain assets were classified as held for sale and continue to be considered held for sale. An impairment charge was necessary due to market changes that could impact the prices received for these assets. The Company recorded an impairment of $16,251 for these assets at December 31, 2001. The assets held for sale had income from operations of $12,254, net of amounts owned by third party limited partners. In addition, the Company also recorded a provision for assets held for use of $7,908 at December 31, 2001.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   Based on estimated sale proceeds, during 2000, the Company recorded a provision for loss on assets held for sale of $361,571. The assets held for sale had income from operations of $148,128, net of amounts owned by third party limited partners. The Company also recorded a provision of $39,654 during 2000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

  Investments in Hotel Properties

   During 2000, the Company invested approximately $20,626 in the acquisition of the remaining interest in Wyndham Chicago. The Company now consolidates mortgage debt associated with the property of $38,910.

  Asset Sales

   During 2001, the Company sold 6 hotels, a sewer company and investments in four hotels for net cash proceeds of $100,531. In addition, the Company exchanged six hotels with a net book value of $70,134, for one hotel with an estimated fair value of $61,308. As a result of asset sales and the exchange, the Company recorded a net loss of $13,205, net of previously recorded impairments of $89,354.

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

   Effective March 31, 2000, the Company sold its Sierra Suites hotel brand, properties and related assets (the "Sierra transaction") to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53,000. The transaction included the sale by the Company of one owned and three leaseholds, 17 franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company received net cash proceeds of $23,045 and relieved $29,770 of future obligations due under the purchase and sale agreement of the acquisition of SF Hotel Company L.P. in June of 1998 (the "Summerfield transaction"). As a result of the transaction, the Company recorded a net loss of $157.

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


   As a result of the spin-off, the Company owned an approximate 55% non-controlling in Interstate Hotels, LLC ("IH LLC"), a subsidiary of IHC that operates the third-party management business that Patriot acquired from Interstate.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   During 2000, Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest (the "Wyndham Interest") in IH LLC, a principal operating subsidiary of IHC. IH LLC transferred to Wyndham a management agreement for one hotel owned by Wyndham and amended management agreements with respect to six other hotels owned by Wyndham to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. As additional consideration for the redemption and conversion of the Wyndham Interest, Wyndham caused its representative on IHC's Board of Directors to resign and relinquished its right to appoint a member to IHC's Board of Directors in the future. In addition, Wyndham granted IHC an option exercisable within 90 days of October 20, 2000, to acquire all of IHC's stock owned by Wyndham at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597. On July 12, 2001, IH LLC, pursuant to a redemption agreement, called for the redemption of Wyndham's preferred interest in IH LLC. In consideration for the redemption, Wyndham received $8,250 in cash and two promissory notes in the amounts of $750 and $3,682, respectively. The notes bear interest at 9.75% and mature on July 1, 2002 and July 1, 2004, respectively. The Company recorded a gain of $2,003, net of previously recorded impairment of $16,499. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem the remaining common interest at an amount that is the lesser of (a) the product of
(i) five times IH LLC's EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433.

4. Restructuring charges:

   During 1999, the Company recorded a restructuring charge of $285,267 as a result of the termination of the paired share structure and management's decision to streamline its organization and focus on its core brands and strategic assets. The restructuring activities primarily relate to: (1) the termination of the paired share structure, resulting in the write-down of the unamortized intangible asset of $83,094, and $4,675 related to the elimination of job responsibilities, resulting in the costs to sever employees in New York and Dallas, (2) the exiting of the European market for its non-branded assets, resulting in the write-down of $69,491 for assets held for sale to estimated fair value, the write-down of $28,394 in goodwill, the reduction in the European workforce resulting in severance costs of $3,578, lease abandonments of $1,907, and other costs necessary to reduce the infrastructure in Arcadian International of $4,062, (3) the exiting of the limited service hotel sector, resulting in a write-down of $63,328 of those assets held for sale and the write-off of management contracts of $8,834, (4) the closure of the Phoenix division office, resulting in the costs to sever employees of $2,006 and lease abandonments $492, (5) the closure of the Wichita division office, resulting in the costs to sever employees of $1,872, and (6) the elimination of certain brands, resulting in the write-down of those trade name intangible assets of $12,821 and other costs of $713.

   The Company plans associated with these costs were substantially completed during 2000 with many of the costs associated with the reduction in workforce being incurred and paid in 1999. The total number of employees terminated was
177. The accrued balance as of December 31, 2001 and 2000 was $284 and $504, respectively. During 2001, continuing cash payments were made against the accrued liability with the remaining accruals to be relieved throughout fiscal 2002, as leases expire and severance payments are made.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


5. Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

   Outstanding borrowings as of December 31, 2001 and 2000 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consist of the following:

           Description                2001        2000     Amortization   Interest Rate       Maturity
           -----------             ----------  ----------  ------------ ------------------ ---------------
Revolving Credit Facility......... $  303,500  $   85,000       None     Libor + 3.00% (1)   June 30, 2004
Term Loans........................  1,284,150   1,300,000        (2)     Libor + 4.25% (3)   June 30, 2006
Increasing Rate Loans.............    482,139     617,000       None     Libor + 4.75% (4)   June 30, 2004
Bear, Stearns Funding, Inc.(5)....    307,825     340,960       None    Libor + 0.82%-4.5%    July 1, 2004
Lehman Brothers Holdings Inc.(6)..    202,186     232,533       None          Libor + 3.5%    July 1, 2003
Lehman Brothers Holdings Inc.(7)..    179,374          --        (7)          Libor + 1.8% August 10, 2003
Metropolitan Life Insurance (8)...     96,271      97,501        (9)                 8.08% October 1, 2007
Other Mortgage Notes Payable (10).    545,842     673,273    Various                  (11)            (11)
Unsecured financing...............      1,509       3,510       None                 10.5%    May 15, 2006
Capital lease obligations.........     43,199      49,173
                                   ----------  ----------
                                   $3,445,995  $3,398,950
Less current portion:
Mortgage debt-assets held for sale    (30,441)   (505,836)
Current portion of borrowings.....   (117,484)   (155,728)
                                   ----------  ----------
Long term debt.................... $3,298,070  $2,737,386
                                   ==========  ==========

--------
(1) The one-month LIBOR rate at December 31, 2001 was 1.87%. The rate increased to LIBOR plus 3.75% on January 24, 2002.
(2) On December 30, 2001, the Company repaid $10,000 under the term loans and $5,000 is to be repaid each six months thereafter, with the final payment of principal due on June 30, 2006.
(3) The rate increased to LIBOR plus 4.75% on January 24, 2002.
(4) Interest rates for the increasing rate term loans are based on LIBOR rates plus 3.50% through September 30, 1999 and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%.
(5) The loan was originally collateralized by 25 hotel properties. During 2000, one of those properties was sold, and debt was repaid in the amount of $5,040. During 2001, three properties were included in an exchange of assets, resulting in a repayment of $33,135. The net book value of the remaining 21 properties is $557,476, net of impairment, as of December 31, 2001.
(6) The loan was originally collateralized by 10 hotel properties. During 2001, two properties were sold and debt was repaid in the amount of $30,347. The net book value of the remaining 8 properties is $261,384, net of impairment, as of December 31, 2001. In December 2001, the Company elected to extend the term of the loan for an additional twelve month period. The Company paid an extension fee of $2,021. The loan requires that the borrower make principal payments of excess net cash flow when the quarterly debt-service coverage ratio is not met. In the first quarter of 2000, the Company failed to meet the required debt-service coverage ratio and made a principal payment of $2,467. The loan agreement specifies an interest rate floor of 8%.
(7) The loan is collaterized by 4 hotel properties with a net book value of $246,910 at December 31, 2001. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods.
(8) The loan is collateralized by 6 Doubletree hotels with a net book value of $179,082 at December 31, 2001.
(9) The loan, which was entered into September 1997, requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

(10) The loans are collateralized by 19 hotel properties and a parcel of land with a net book value of $1,058,595 at December 31, 2001.
(11) Interest rates range from fixed rates of 6.5% to 9.75% and variable rates of LIBOR plus 1.5% to Prime plus 2.5%. The mortgages have a weighted average interest rate at December 31, 2001 of 5.23%. Maturity dates range from 2002 through 2023.

   Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at December 31, 2001 are as follows for each of the next five years:

                       Year                  Amount
                       ----                ----------
                       2002............... $  117,484(1)
                       2003...............    452,088(2)
                       2004...............  1,210,423
                       2005...............    168,683
                       2006...............  1,252,838
                       2007 and thereafter    244,479
                                           ----------
                                           $3,445,995
                                           ==========

   (1) Subsequent to December 31, 2001, the Company extended the maturity of $56,600 to 2004 or beyond.
   (2) The Company can elect to extend $179.4 million for two additional twelve month periods.

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

   On January 24, 2002, we reached an agreement with our lenders to permanently amend our senior credit facility and increasing rate loans facility. As of December 31, 2001, these facilities included $1.3 billion in term loans maturing in June 2006 and $482.1 million in increasing rate loans and a revolver with capacity of $500 million both maturing in June 2004. Among other things, these amendments provide for mortgage collateral for 59 properties that were previously unencumbered; an increase in interest rates; a restriction on capital and development spending; a prohibition on paying the cash dividends on our series A and B preferred stock; restrictions on the use of asset sale proceeds and mortgage debt refinancing; and an interest coverage ratio of 1.05 to 1.00 until December 31, 2003 at which time it will increase to 1.25 to 1.00. The applicable interest rate margins are as follows: LIBOR plus 3.75% for the revolving term loans, LIBOR plus 4.75% for the term loans and increasing rate loans. The fees paid in connection with the amendment was approximately $9,586 and will be amortized over the lives of the Loan Agreements.

   In July 2001, the Company completed a $180,000 mortgage financing through Lehman Brothers, which is secured by four hotel properties. The loan bears interest at LIBOR plus 1.80% and matures August 10, 2003. The proceeds from the loan were used to repay existing mortgage indebtedness and reduce balances on the Company's increasing rate term loans and revolving credit facility

   Effective March 30, 2001, the Company amended a mortgage note with a balance of $15,000 with Credit Lyonnais. The amendment extended the maturity from March 30, 2001 to March 29, 2002. The note bears interest at LIBOR plus 2.25%. In March 2002, the maturity date was extended to March 30, 2005.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   Effective March 30, 2001, the Company amended a mortgage note with a balance of $29,540 with Credit Lyonnais. The amendment extended the maturity date from March 30, 2001 to September 28, 2001. On July 30, 2001, the Company refinanced the loan with Credit Lyonnais. The loan was increased to $45,000 and bears interest at LIBOR plus 2.25% and matures July 30, 2003. In February 2002, the maturity date was extended to July 30, 2005.

   In connection with the exchange of the hotel assets and asset sales during 2001, the Company repaid mortgage debt owed to Lehman Brothers in the amount of $30,347 and Bear, Stearns Funding Inc. in the amount of $33,135. As a result of the repayment of debt, the Company recorded a charge of $1,838, net of taxes of $1,225 as an extraordinary item resulting from the write-off of unamortized deferred financing costs.

6.  Derivatives:

   The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. The estimated fair value of the interest rate swaps and caps represented a liability of $63,983 and $9,507 respectively.

   The Company has no embedded derivatives under SFAS 133, as amended, at December 31, 2001.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   The following tables represent the derivatives in place as of December 31, 2001:

                                                                                                      Fair Market Value
                       Notional Amount Maturity Date  Swap Rate   Cap Rate  Floor Rate  Trigger Level    at 12/31/01
                       --------------- -------------  ---------  ---------  ----------  ------------- -----------------
Type of Hedge:
Interest Rate Cap.....   $  179,374     08/10/2003       n/a       7.25%        n/a          n/a          $     59
Interest Rate Corridor      550,000     12/07/2002       n/a       5.25%        n/a         7.25%               23
Interest Rate Cap--3
 year Knockout........      100,000     03/06/2003       n/a       4.75%        n/a         7.50%               40
Interest Rate Cap--3
 year Knockout........       75,000     03/06/2003       n/a       4.75%        n/a         7.50%               31
Interest Rate Cap--3
 year Knockout........       75,000     03/06/2003       n/a       4.75%        n/a         7.50%               29
Interest Rate Cap.....       18,990     07/03/2004       n/a       6.50%        n/a          n/a                88
Interest Rate Cap.....       27,680     07/03/2004       n/a       7.10%        n/a          n/a                88
Interest Rate Cap.....       42,760     07/03/2004       n/a       8.10%        n/a          n/a                73
Interest Rate Cap.....       42,760     07/03/2004       n/a       9.70%        n/a          n/a                27
Interest Rate Cap.....       27,025     08/02/2004       n/a       8.50%        n/a          n/a                40
Structured Collar.....      180,000     11/04/2004       n/a        6.6%(1)    5.65%(2)      n/a           (10,222)
Interest Rate Cap.....        6,896     10/01/2004       n/a       9.75%        n/a          n/a                 1
Interest Rate Cap.....      106,000     07/01/2005       n/a       9.75%        n/a          n/a               216
                         ----------                                                                       --------
                         $1,431,485                                                                       $ (9,507)
                         ==========                                                                       ========
Interest Rate Swap....   $   45,000     07/30/2003      4.36%       n/a         n/a          n/a          $ (1,044)
Interest Rate Swap....      375,000     03/01/2002      6.26%       n/a         n/a          n/a            (2,645)
Interest Rate Swap....      125,000     03/01/2002      5.56%       n/a         n/a          n/a              (758)
Interest Rate Swap....      250,000     03/01/2002      5.84%       n/a         n/a          n/a            (2,429)
Interest Rate Swap--
 5 year Knockout......      150,000     03/06/2005   6.10%-6.75%    n/a         n/a      7.00%-8.50%       (12,065)
Interest Rate Swap--
 5 year Knockout......      550,000     03/07/2005   6.10%-6.75%    n/a         n/a      7.00%-8.50%       (45,042)
                         ----------                                                                       --------
                         $1,495,000                                                                       $(63,983)
                         ==========                                                                       ========

--------
(1) If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, cap shall be of no force. If on a reset date LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%

(2) If on a reset date LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


7.  Computation of Earnings Per Share:

   Basic and diluted earnings per share have been computed as follows:

  Combined Basic and Diluted Earnings per Share

                                    Year Ended             Year Ended              Year Ended
                                December 31, 2001      December 31, 2000        December 31, 1999
                              ---------------------  ---------------------  ------------------------
                                Basic    Diluted (2)   Basic    Diluted (2)    Basic     Diluted (2)
                              ---------  ----------- ---------  ----------- -----------  -----------
                                             (in thousands, except per share amounts)
Loss before accounting change
  and extraordinary item..... $(126,738)  $(126,738) $(324,671)  $(324,671) $(1,062,131) $(1,062,131)
Adjustment for equity
  forwards (1)...............        --          --         --          --      (19,372)     (39,322)
Preferred stock dividends....  (122,621)   (122,621)  (103,522)   (103,522)     (50,190)     (50,190)
Excess consideration paid to
  redeem preferred stock.....        --          --         --          --         (115)        (115)
                              ---------   ---------  ---------   ---------  -----------  -----------
Loss attributable to common
  shareholders before
  cumulative effect of
  accounting change and
  extraordinary item.........  (249,359)   (249,359)  (428,193)   (428,193)  (1,131,808)  (1,151,758)
Cumulative effect of
  accounting change..........   (10,364)    (10,364)        --          --           --           --
Extraordinary loss...........    (1,838)     (1,838)        --          --       (9,838)      (9,838)
                              ---------   ---------  ---------   ---------  -----------  -----------
Net loss..................... $(261,561)  $(261,561) $(428,193)  $(428,193) $(1,141,646) $(1,161,596)
                              =========   =========  =========   =========  ===========  ===========
Weighted average number of
  shares outstanding.........   167,698     167,698    167,308     167,308      161,255      161,255
                              =========   =========  =========   =========  ===========  ===========
Loss per share:
 Loss before accounting
   change and extraordinary
   item...................... $   (1.49)  $   (1.49) $   (2.56)  $   (2.56) $     (7.02) $     (7.14)
 Accounting change...........     (0.06)      (0.06)        --          --           --           --
 Extraordinary loss..........     (0.01)      (0.01)        --          --        (0.06)       (0.06)
                              ---------   ---------  ---------   ---------  -----------  -----------
Net loss..................... $   (1.56)  $   (1.56) $   (2.56)  $   (2.56) $     (7.08) $     (7.20)
                              =========   =========  =========   =========  ===========  ===========

--------
(1) The adjustment relates to the mark-to-market adjustment for the forward equity transactions with UBS and the Nations Banc, which could be settled in cash or stock, at the Company's option.
(2) For 2001, the dilutive effect of unvested stock grants of 4,613, the option to purchase 52 shares of common stock and 138,592 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2001 because they are anti-dilutive. For 2000, the dilutive effect of unvested stock grants of 645, the option to purchase 104 shares of common stock and 129,073 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2000 because they are anti-dilutive. For 1999, the dilutive effect of unvested stock grants of 803, the option to purchase 59 shares of common stock and 64,367 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because they are anti-dilutive. See Note 11 for a discussion of the impact of SFAS No.123 ("Accounting for Stock-Based Compensation") on earnings per share.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   For 2001, options to purchase 14,041 shares of common stock at prices ranging from $1.75 to $30.40 were outstanding but not included in the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For 2000, options to purchase 12,157 shares of common stock at prices ranging from $2.0625 to $30.40 were outstanding but not included in the computation because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For 1999, options to purchase 9,702 shares of common stock at prices ranging from $4.75 to $30.40 were outstanding but not included in the computation because the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

8.  Commitments and Contingencies:

  Office Lease

   The Company has entered into agreements to lease office space for its corporate headquarters and other regional offices. In general, the agreements provide for monthly payments of rent plus reimbursement for certain other costs as specified per each agreement and are accounted for as operating leases for financial reporting purposes. The leases have terms from 5 to 25 years. Annual rental payments of $4,109, $3,451, and $3,484 for 2001, 2000 and 1999,
respectively, are reflected in general and administrative expense in the accompanying financial statements. Future five-year minimum lease payments under these lease agreements are as follows:


                                               Rent
                          Year                Amount
                          ----                -------
                          2002............... $ 2,146
                          2003...............   2,097
                          2004...............   2,062
                          2005...............   1,838
                          2006...............   1,838
                          2007 and thereafter   1,351
                                              -------
                                              $11,332
                                              =======

  Hotel and Ground Leases

   The Company leases both land and hotels under agreements with terms ranging from one to 100 years. The Company has incurred rent expense totaling $77,506, $78,433, and $117,420 for 2001, 2000 and 1999, respectively. Future five year minimum lease payments under these lease agreements are as follows:

                                                Rent
                          Year                 Amount
                          ----                --------
                          2002............... $ 62,323
                          2003...............   62,420
                          2004...............   61,841
                          2005...............   61,633
                          2006...............   61,633
                          2007 and thereafter  614,454
                                              --------
                                              $924,304
                                              ========

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

   In accordance with terms of the Separation Agreement, the Company paid severance of $3,200 reduced by interest payments made by the Company on a loan through June 30, 1999. The severance amount was paid as follows: $2,000 payable on the consummation of the $1 billion equity investment and the remaining $1,200 was paid in twelve monthly installments commencing with the first day of the month next following the date of the $2,000 payment.

   Additionally, Mr. Nussbaum's outstanding unvested options to purchase shares vested and will remain fully exercisable for the period of their respective terms. Mr. Nussbaum elected to exchange his options on a Black Scholes neutral basis for new options with an exercise price equal to the fair market value of a share on the election date. On June 1, 1999, Mr. Nussbaum exchanged 3,078,406 options at varying prices from $11.18 to $33.58 for 1,154,448 options at $5.1875. Mr. Nussbaum also received 250,000 shares which have vested as of December 31, 2001. Additionally any restrictions were lifted from existing shares held by Mr. Nussbaum.

   As a condition to receiving the second and third installments of the shares, Mr. Nussbaum has agreed to provide non-exclusive consulting services to Wyndham for a period of two years following the resignation date. Additionally, Mr. Nussbaum will receive other amounts as provided for in the Separation Agreement.

   On October 16, 2000, the Company announced the resignation of James D. Carreker from his position as chairman of the Board of Directors. As a result, Wyndham will pay Mr. Carreker a severance payment in accordance with current severance policies, but at a minimum, Mr. Carreker would be entitled to a severance payment (the "Severance Amount") equal to the greater of (a) $3,000 or (b) three times the sum of his "applicable base salary" (determined in accordance with the employment agreement) and average incentive compensation (determined in accordance with the employment agreement). Additionally, for a period of three years, Wyndham will provide Mr. Carreker with an office and related facilities and an assistant at a location of his respective choosing. For a period of one year, Wyndham would pay for Mr. Carreker the cost of executive placement services. All unvested stock options and stock-based grants held by Mr. Carreker will immediately vest and become exercisable for one year or the remaining option term (not to exceed four years). Additionally, for three years Wyndham will pay health insurance premiums for Mr. Carreker, his spouse and other dependents and provide certain benefits to Mr. Carreker, including payment of disability and life insurance premiums. At December 31, 2001, the Company had accruals remaining of $2,760 for amounts due under the employment contract.

   During 2000, the Company accepted the resignations of three senior executive officers. As a result, Wyndham will pay severance subject to conditions set forth in their respective employment agreements. Options awarded will continue to vest for a period of two years following the date of resignation and will remain exercisable under the terms of the stock option agreement. As of December 31, 2001, the Company had accruals remaining of $1,730 for amounts due under their employment contracts.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   Additionally, Patriot had assumed notes receivables from four former senior executive officers. As a part of these senior executive officers' amended employment contracts and separation agreements, the maturity dates of these notes were extended from dates ranging from July 31, 2004 through April 2006. As of December 31, 2001, these promissory notes had an outstanding balance of $18,121, including accrued interest. The notes bear interest at 6% per annum and are secured by the pledge of shares of the Company held by the note obligators. These notes receivable and related accrued interest are receivables from shareholders in the statement of shareholders' equity.

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

   In connection with the Summerfield transaction, the purchase price was subject to future purchase price adjustments. The Company was obligated to pay in cash or OP units additional purchase consideration if certain performance criteria were met based on (i) the market price of the paired shares through the end of 1998, (ii) achievement of certain performance criteria through 2000 for managed hotels which were not open for business (or had recently opened) as of the date of acquisition, and (iii) fulfillment of the Company's obligation to develop seven hotels. A final payment of $32,825 under these obligations was made in 2000.

  Forward Equity Transactions

   The Company was party to transactions with three counterparties involving the sale of an aggregate of 13.3 million paired shares with related purchase price adjustment mechanisms. The Company's aggregate obligation under the forward equity transactions was approximately $335,800 at June 30, 1999. Effective June 30, 1999, the Company settled in full all of the forward equity transactions in cash, with part of the proceeds of the $1 billion equity investment. The 100.7 million shares owned or held by the counterparties were retired effective June 30, 1999.

  Contingencies

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against the Company, Patriot, the operating partnerships and Paine Webber Group, Inc. This action, captioned Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date the lawsuit was filed. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Cal Jockey merger based on a fraudulent prospectus. The action further alleges

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and incur massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson
v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23,
1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15,
1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified in the following paragraph have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about August 15, 2001, the court granted the defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants' motion has not yet been fully submitted to the Court. The Company intends to defend the suits vigorously.

   On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against the Company, Patriot, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham and Patriot. The complaint was filed on behalf of all shareholders who purchased shares of the Company's capital stock and Patriot's capital stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV-1429-L, filed on June 23, 1999, David Lee Meisenburg, et al.,
v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions discussed in the above paragraph and transferred to the Northern District of California for consolidated pre-trial purposes. On or about August 15, 2001, the court granted the defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants' motion has not yet been fully submitted to the court. The Company intends to defend the suits vigorously.

   The Company has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action discussed above, captioned Deborah Szekely v. Patriot American Hospitality, Inc., etal., No. 3-99-CV1866-D. However, the draft complaint sets forth different allegations. The draft complaint purports to assert claims against the Company, Patriot and our operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been served.

   On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming one of the operating

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

partnerships as a respondent. A similar arbitration was originally filed on or about October 26, 2000 against the Company. The Supreme Court of the State of New York, however, ruled that the Company did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to the Company. The claimants then recommended an identical arbitration, dropped the Company and named the operating partnership as a respondent. The demand for arbitration claims that the claimants and the operating partnership are parties to a contribution agreement dated February 28, 1997 and that the operating partnership is in breach of that agreement. The claimants assert that the operating partnership breached its agreement to pay respondents additional consideration under the contribution agreement by, among other things, allegedly denying the claimants compensation due to them in connection with various transactions initiated by the claimants and provided to the operating partnership, which allegedly provided the operating partnership with growth and added revenue. In addition, the claimants assert that the operating partnership failed to provide the claimants with various other amounts due under the contribution agreement, failed to indemnify the claimants for certain expenses and intentionally and negligently mismanaged the operating partnership's business. The claimants do not specify the amount of damages sought. The Company intends to defend the claims vigorously.

   The Company was named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the attorneys general of Florida, Texas, New Jersey and California are investigating the issue of energy surcharges. The Company has received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for a response. The Company has agreed to settle the two California cases (Bryant and Judd) and plaintiffs' counsel have agreed to dismiss the Illinois and Florida cases. The settlements and dismissals will resolve all of the pending lawsuits. The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 (not in thousands) off a future night's stay. If the redemption rate of these coupons is less than 6%, the Company will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities. However, in no event will this amount exceed $1.5 million. Additionally, the Company has agreed to pay plaintiff's attorneys' fees of up to $410. If the court preliminarily approves the settlement and certifies settlement class, notice will be mailed to the class members, who will have an opportunity to object or opt out of the settlement. If more than 10% of the class members opt out of the settlement, the Company can void the settlement. Then there will be a hearing for the court to finally approve the settlement. The Company has not resolved any of the attorney general actions.

   The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

9.  Related Party Transactions:

  Crow Family Members

   During 2001, 2000 and 1999, the Company recognized as revenue hotel management and service fees in the aggregate amount of approximately $6,681, $8,900 and $6,460, respectively, from the partnerships owning the hotels. Various descendants of Mr. and Mrs. Trammell Crow and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such descendants hold an ownership interest in each of these

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

hotels. The Company will refer to these descendants as the "Crow family members". The Company received these payments as reimbursements for certain administrative, tax, legal, accounting, finance, risk management, sales and marketing services that were provided to these hotels.

   During 1996, certain of the former senior executive officers incurred indebtedness to Wyndham Finance Limited Partnership, or WFLP, a partnership owned by the Crow family members. Such promissory notes, which are payable to the Company, accrue interest at 6% per annum and are secured by the pledge of shares of class A common stock held by the note obligor. As part of these former senior executive officers' amended employment agreements and separation agreements, the maturity dates of these notes were extended to dates ranging from July 31, 2004 through April 19, 2006. As of December 31, 2001, these promissory notes had an aggregate outstanding balance of $18,121 including accrued interest.

   As of December 31, 2001, Wynright Insurance, an entity owned by the Crow family members, owed the Company $3,700.

   In 2001, the Company made payments in the aggregate amount of $288 to the Kinetic Group Limited Partnership, an entity 50% owned by Trammell Crow Company and 50% owned by an entity owned by the Crow family members. The Company made the payments pursuant to the terms of an agreement entered into following the purchase of the Kinetic Group Limited Partnership in August 2000.

   In August 2000, the Company amended its management agreement for the Wyndham Anatole Hotel, which is owned by a limited partnership owned by the Crow family members. This amendment, among other things, extended the termination date of the management agreement to August 31, 2020. In consideration for this amendment, the Company paid $67,000 to the hotel owner and agreed to make certain other loans, investments and financial accommodations for the benefit of the hotel owner and the hotel. These other loans, investments and financial accommodations include:

  . extending the maturity date of a $10,000 loan that was made to the hotel owner in 1997 from May 9, 2004 to the date that is 180 days after the management agreement expires or is terminated, which loan was made in connection with the renovation of the Trinity Hall exhibit hall located at the hotel;

  . investment of $4,000 in the hotel to convert a portion of the Verandah Club health club located at the hotel to a Golden Door City Spa;

  . investment of an additional $10,000 in the hotel for expansion of a ballroom and upgrades of meeting and exhibit space; and

  . providing a $21,000 letter of credit as partial security for the hotel's primary mortgage indebtedness and a preferred financial return to the hotel owner.

   The $4,000 investment must be repaid from the hotel's health club and spa income, if any, in excess of specific target performance amounts. Any amounts not paid by August 31, 2020 or the date of any earlier termination of the management agreement will be canceled. Under the terms of the $10,000 investment, the Company will receive a 12% per annum required return, and the investment must be repaid on August 31, 2020 or in connection with any earlier termination of the management agreement.

   As part of the purchase and sale agreement of two hotels, Crow Family members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden La Guardia. In April

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

2000, the Company paid $9,556 and $7,156 respectively, as additional consideration. Pursuant to a promissory note, the Company previously loaned $1,920 to WHC-LG Hotel Partners, LP, an entity owned by the Crow family members. The loan bears interest at 9.00% and matures in December 2005. As of December 31, 2001, principal and accrued interest in the amount of $2,424 remained outstanding on the loan.

   The Company previously advanced $473 to San Juan Associates, LP SE, an entity owned primarily by the Crow family members. The advance bears interest at 14.50% and is payable as the related hotel's cash flows permit. As of December 31, 2001, principal and accrued interest in the amount of $767 remained outstanding on the advance. The Company also advanced an additional $2,095 to San Juan Associates, LP SE. The Company is not accruing interest on this advance, which is payable when permanent financing becomes available.

   The Company made rent payments totaling $1,417 related to an agreement with an affiliate of Mr. Harlan Crow to lease office space for the Company's corporate headquarters in Dallas, Texas in 1999. During 1999, the affiliate of Mr. Crow sold its interest in the building.

   During 1999, $371 was paid to Wyndham Travel Management Ltd, an entity owned by Lucy Billingsley (daughter of Mr. Trammell Crow) for travel services provided to Wyndham.

  Transactions with Certain of our Directors

   During 2001, 2000 and 1999, the Company received hotel management and service fees in the aggregate amount of approximately $6,133, $6,400 and $12,700, respectively, from the owners of hotels in which Karim Alibhai, Rolf Ruhfus, Sherwood Weiser or Milton Fine holds an ownership interest.

   In September 2000, the Company entered into a Memorandum of Understanding with an entity affiliated with Mr. Alibhai concerning receivables due to the Company from entities affiliated with Mr. Alibhai. As of December 31, 2001, six hotels in which Mr. Alibhai holds an ownership interest owed approximately $4,600 for management fees, service fees, and reimbursements.

   As of December 31, 2001, two hotels in which Mr. Weiser holds an ownership interest owed approximately $2,600 for management fees.

   Norman Brownstein, one of our directors, serves as chairman of Brownstein Hyatt & Farber P.C., a law firm that has advised the Company on certain matters related to litigation and real property transactions. During 2001, the Company paid Brownstein Hyatt & Farber, P.C. approximately $44 in legal fees.

   Messrs. Alibhai and Weiser may each be deemed to have shared beneficial ownership of 48.4% of the outstanding common stock of Interstate Hotels Company, or Interstate, by virtue of their indirect control of certain partnerships that own preferred stock and notes convertible into 48.4% of the outstanding common stock of Interstate. The Company previously held a 55% preferred interest in Interstate Hotel, LLC, or IHC, LLC, a significant subsidiary of Interstate. On July 12, 2001, IHC, LLC, pursuant to a redemption agreement, called for the redemption of the preferred interest in IHC, LLC. In consideration for this redemption, the Company received $8.25 million in cash and two promissory notes in the amounts of $750 and $3,700, respectively. The notes bear interest at 9.75% and mature on July 1, 2002 and July 1, 2004, respectively.

   In connection with the merger of Interstate and Patriot, Interstate, Patriot, Mr. Fine and certain other parties entered into a shareholders agreement, dated December 2, 1997. Pursuant to the terms of the shareholders agreement, Patriot must indemnify Mr. Fine for certain tax liabilities until December 2, 2007 or Mr. Fine's death, whichever occurs first.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   In connection with the sale on August 16, 1996 of certain property to the Company from an entity affiliated with Mr. Alibhai, the Company granted the entity affiliated with Mr. Alibhai a profit participation interest. If the Company sells, exchanges or enters into a similar transaction with respect to the property and receives the minimum return set forth in the governing agreement, the entity affiliated with Mr. Alibhai will be entitled to receive 25% of the proceeds in excess of the minimum return.

   In September 2000, the Company entered into a consulting agreement, which has a term of three years, with Lynn Swann. Pursuant to the terms of the consulting agreement, Mr. Swann agreed to, among other things, make a certain number of personal appearances on the Company's behalf as well as make himself available for a certain number of advertisements in order to promote the Company. In return for his services, the Company must pay Mr. Swann $200 per year. In addition, on September 1, 2000, the Company granted Mr. Swann an option to purchase 125,000 shares of class A common stock at an exercise price of $2.19 per share. The option vests in three equal installments on the first, second and third anniversaries of the date of grant.

   One of the Company's indirect subsidiaries, GAH-II, L.P., or GAH, owns legal title to a 79% limited partnership interest in Braeswood Hospitality, L.P., or Braeswood, and to 100% of the common stock of Braeswood Operating Corporation, or Braeswood GP, the sole general partner of Braeswood. GAH became a subsidiary pursuant to transactions concluded in 1997 and 1998. In 1994, before the Company's involvement, Braeswood became the sublessee of a hotel in Houston, Texas, and executed a promissory note. GAH guaranteed the sublease and entered into a management agreement for the hotel with Braeswood. In September 1995, Patriot American Hospitality, L.P., now known as Patriot American Hotel Notes Partnership, L.P., or PAH, sold its 50% interest in GAH to CHC REIT Management Corporation, or CRMC, which at that time was not affiliated with the Company. PAH and the other owner of GAH at the time, Gencom Hospitality, L.P., or Gencom, an affiliate of Mr. Alibhai, gave several indemnities whereby each of PAH and Gencom agreed to restore to GAH 50% of any losses sustained in respect of Braeswood's obligations. Also as part of that transaction, GAH terminated its management agreement with Braeswood and agreed that it was holding title to its interests in Braeswood and Braeswood GP for the benefit of Gencom and PAH. Gencom also assumed responsibility for the operation and management of Braeswood. In 1998, one of the Company's subsidiaries acquired the parent of CRMC and thus succeeded to the rights of CRMC in respect of the September 1995 indemnities from PAH and Gencom. Additionally, in October 1997, as part of the acquisition of the interests of Mr. Alibhai and certain of his affiliates in GAH, Mr. Alibhai, as successor to Gencom, reaffirmed his September 1995 indemnity and gave an additional indemnity in respect of losses with respect to Braeswood and Braeswood GP attributable to the interest in GAH then being acquired. In November 2000, the sublessor under the sublease to Braeswood and holder of the note from Braeswood asserted claims of approximately $2.65 million with respect to breach of the sublease and nonpayment of the note. Certain of the Company's subsidiaries are actively pursuing their rights under the foregoing indemnities.

   Effective March 31, 2000, in connection with the Sierra transaction, certain assets were sold to an entity affiliated with Mr. Rolf E. Rufhus, for net cash proceeds of $23,045 and alleviation of a future obligation due under the Summerfield transaction of $29,770.

   In 2000 and 1999, the Company incurred lease expenses in the aggregate amount of $882 and $3,150, respectively, for lease obligations to entities owned in whole or in part by Mr. Ruhfus. As a part of the Sierra transaction, these leases were sold to an entity affiliated with Mr. Ruhfus. In 1999, the Company paid $88 as a consulting fee to Mr. Ruhfus.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


  Loans to Certain of our Executive Officers

   In 1999, in connection with his employment agreement, the Company loaned Mr. Kleisner $500 pursuant to a recourse note for use in purchasing a residence in Dallas, Texas. The note bears no interest. In 1999 and 2001, in connection with his employment agreement, the Company also loaned Mr. Kleisner $850 and $665, respectively, pursuant to nonrecourse notes. The notes bear interest at a rate equal to the rate on our senior credit facility. As of December 31, 2001, the principal and accrued interest in the amount of $2,000 remained outstanding on these loans.

   In 2000, in connection with his employment agreement, the Company loaned Mr. Teng $1,000 pursuant to a recourse note. The note bears interest at a rate equal to the rate on the senior credit facility. Pursuant to the terms of his employment agreement, subject to Mr. Teng's continuing employment, the Company has agreed to forgive the principal amount of the note and all accrued but unpaid interest on such forgiven principal amount in equal monthly installments over a three-year period. As of December 31, 2001, principal and accrued interest in the amount of $444 remained outstanding on the loan.

   In 2001, in connection with his employment agreement, the Company loaned Mr. Champ $250 pursuant to a recourse note. The note bears no interest. Pursuant to the terms of his employment agreement, subject to Mr. Champ's continuing employment, the Company has agreed to forgive the principal amount of the note in equal annual installment over a five-year period. In addition, the Company also loaned Mr. Champ $450 pursuant to a nonrecourse note. The note bears interest at a rate equal to the rate on the senior credit facility. As of December 31, 2001, principal and accrued interest in the amount of $700 remained outstanding on these loans.

  Apollo Investors

   During 2001, 2000 and 1999, the Company recognized as revenue hotel management, service and franchise fees in the aggregate amount of $1,358, $1,771 and $316, respectively, from hotels in which certain entities affiliated with the Apollo Investors hold an ownership interest.

   In 2000, the Company entered into a time share agreement with Tempus Resorts International, Ltd., or Tempus, an entity affiliated with the Apollo Investors. The time share operates under the name Wyndham Vacation Club.

   In 2000, the Company entered into a contract with Rare Medium, Inc., a company in which certain entities affiliated with the Apollo Investors hold an equity interest. Under this contract, Rare Medium, Inc. will, on a project basis, provide software, services related to e-commerce, and similar technology to the Company. The agreement has a three-year term but may be terminated by the Company at any time. During 2001, the Company paid Rare Medium, Inc. fees totaling $2,600 for software and services provided.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

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

   During 2000, 30,719 OP units in the Patriot Partnership and Wyndham Partnership were redeemed for cash of $64. As of December 31, 2001 and 2000, the Patriot Partnership and Wyndham Partnership had 1,139,247 OP units that were held by minority partners, which represent the minority interest in the operating partnerships.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

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

  . voting with the Wyndham common stock on an as-converted basis on matters submitted to the common stockholders and voting as a separate class on specified matters, with special rules applying to the election of directors; and

  . convertible, at the holder's option, into a number of shares of Wyndham class A common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

   The investors will also have preemptive rights for the first five years following their investment as long as they own more than 15% of the Wyndham common stock.

   For a period of 170 days following the completion of the investment, Wyndham was entitled to redeem up to $300 million of the series B preferred stock at a redemption price of $102.00 per share (102% of the stated amount) plus all accrued dividends, with the proceeds from a rights offering. In the fall of 1999, Wyndham issued to the holders of its class A common stock rights and holders of OP units in the Operating Partnerships to subscribe for up to $300 million of series A preferred stock, with the proceeds from the offering to be used to redeem a portion of the series B preferred stock. The rights offering was completed December 13, 1999 with the issuance by Wyndham of 55,992 shares of series A preferred stock in exchange for gross proceeds of $5,599. Wyndham incurred approximately $1,151 in costs attributable to the issuance of this stock. Wyndham used these proceeds to redeem 55,992 shares of series B preferred stock at a redemption price of $102.00 per share and accrued dividends of $2.0583 per share, or an aggregate of $5,826 in cash. The series A preferred stock generally has the same economic terms as the series B preferred stock but has no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


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

  Dividends and Stock Splits

   The holders of the preferred stock are entitled to receive on a quarterly basis, a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. If the cash dividends on the preferred stock are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends shall accrue at a rate per annum equal to 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until such time as all cash dividends in arrears have been paid in full. Such additional dividends shall be cumulative and payable in additional shares of preferred stock. As of December 31, 2001, the Company had accrued $11,590 at a rate of 2.0% per annum as an additional dividend as cash dividends on the preferred stock have been in arrears and unpaid for a period of more than 60 days.

   On December 31, 2001, the Company issued approximately 1,148 shares of series A preferred stock and 210,757 shares of series B preferred stock. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


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

   On May 26, 2000, the stockholders approved an amendment to the 1997 Incentive Plan, as amended and restated as of June 29, 1999 (the "Plan"). The amendment increased the number of shares available for grant under the Plan to an amount equal to 7.5% of the shares of class A common stock on a fully diluted basis.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   On May 24, 2001, the stockholders approved an amendment to the Plan, the Second Amendment and Restatement of Wyndham International, Inc. 1997 Incentive Plan, (the "Amended Plan"). Among other things, the amendment increases the number of shares available for grant under the Amended Plan to an amount equal to 10.0% of the outstanding shares of class A common stock on a fully diluted basis. Under the Amended Plan, "fully diluted basis" means the assumed conversion of all outstanding shares of series A and B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in the Patriot Partnership and the Wyndham Partnership that are subject to redemption. The Amended Plan also permits the compensation committee to provide in the agreement governing a restricted unit award that following a change in control in which the shares of class A common stock are changed into or exchanged for a different kind of stock or other securities or cash or other property, the unvested portion of a restricted unit award shall thereafter upon vesting be settled in stock, other securities, cash or other property upon such terms and subject to such conditions as the compensation committee may determine.

   The Amended Plan also (i) deleted certain provisions from the Plan that by their terms are no longer applicable to the Company following the restructuring in June 1999, (ii) added a provision requiring that the compensation committee, which administers the Plan, have at least two members, and (iii) made certain other minor provisions to the Plan.

  Stock Grant Awards

   During 1997, pursuant to the Incentive Plans, the Board of Directors awarded 547,867 paired shares of common stock to certain officers of Patriot and Old Wyndham. In 1999, 121,053 shares were awarded to an officer of the Company. The Company recorded a total of $611 and $12,897 (the aggregate value of the common stock based on the market price at the date of the award) as unearned stock compensation in 1999 and 1997, respectively, which is being amortized over the vesting periods of one to five years. For 2000 and 1999 amortization of stock compensation related to stock grants of $255 and $5,850, respectively, is included in general and administrative expense in the accompanying consolidated financial statements. Amounts had fully amortized in 2000, thus no deferred compensation expense was recognized for these awards in 2001.

   During 2001, 2000 and 1999, pursuant to the 1997 Incentive Plans, the Board of Directors awarded 10,837,476 (including those amounts awarded through the tender offer, discussed below), 200,000 and 1,036,332 restricted awards, respectively, to certain officers and employees of the Company. The Company has recorded $2,104, $1,158 and $10,004 in 2001, 2000 and 1999, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements.

   Upon the consummation of the $1 billion equity investment, certain of the stock grants and restricted awards issued under the incentive stock programs fully vested. The deferred compensation expense of $6,987 was fully recognized in general and administrative expense in 1999, as a result of the accelerated vesting of these certain awards.

  Tender Offer

   In November 2001, the Company offered a voluntary exchange program for certain eligible employees of the Company. Eligible employees holding options granted on or after January 1, 2000 under the Amended Plan were able to exchange those options for restricted unit awards. One restricted unit was granted for each share of class A common stock underlying the eligible options held by eligible employees. All tendered eligible options were cancelled upon the expiration of the offer on December 18, 2001. The restricted units were granted under

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

the Amended Plan and will vest on the third, fourth and fifth anniversaries of the date of grant. Those restricted units awarded will result in additional compensation expense. The expense will be based on the value of the shares of class A common stock on the date of grant. The amount will be expensed as compensation expense ratably over a period of five years commencing on the date of grant. As a result of the offer, all eligible options that are not tendered and accepted will be treated as variable awards. The total number of eligible options to be tendered was 5,598,326, of which 5,324,976 were tendered.

  Stock Option Awards

   As of December 31, 2001, pursuant to the incentive plans, the Company has authorized the grant of options for up to 14,224,582 shares with exercise prices of $1.625 to $30.40 per share. As of December 31, 2001, 9,621,086 were exercisable. During 2001, a total of 10,500 shares were issued pursuant to exercise of options at an exercise of $2.00, resulting in net proceeds of $21. As of December 31, 2000, 7,260,242 were exercisable; no options were exercised during 2000. As of December 31, 1999, 3,995,711 options were exercisable; no options were exercised during 1999.

  SFAS No. 123 "Accounting for Stock-Based Compensation"

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its compensatory employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.84%, 6.2%, and 5.78%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.084, 0.577, and 0.596 and a weighted average expected life of the options of 4 years.

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

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                         2001       2000        1999
                                                       ---------  ---------  -----------
Basic
Pro forma net loss attributable to common shareholders $(266,178) $(434,641) $(1,146,361)
Pro forma earnings per share:......................... $   (1.58) $   (2.60) $     (7.11)
Diluted
Pro forma net loss attributable to common shareholders $(266,178) $(434,641) $(1,166,311)
Pro forma earnings per share:......................... $   (1.58) $   (2.60) $     (7.23)

   A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                                     2001             2000             1999
                                               ---------------- ---------------- ----------------
                                                       Weighted         Weighted         Weighted
                                                       Average          Average          Average
                                               Options Exercise Options Exercise Options Exercise
                                               (000's)  Price   (000's)  Price   (000's)  Price
                                               ------- -------- ------- -------- ------- --------
Outstanding, beginning of year................ 20,116   $8.23   14,410   $6.57    7,717   $19.28
Granted.......................................    365    2.01    8,491    1.98   11,450     4.69
Exercised.....................................    (11)   2.00       --      --       --       --
Forfeited..................................... (6,246)   2.33   (2,785)   4.37   (4,757)   22.04
                                               ------   -----   ------   -----   ------   ------
Outstanding, end of year...................... 14,224   $6.07   20,116   $4.92   14,410   $ 6.57
                                               ======           ======           ======
Exercisable at end of year....................  9,621   $7.35    7,260   $8.23    3,996   $10.77
Weighted average fair value of options granted
  during year.................................          $  --            $  --            $ 0.95

   Exercise prices for options outstanding as of December 31, 2001 and 2000 ranged from $.61 to $30.40. The weighted average remaining contractual life of those options was 4.7 and 7.4 years, respectively. Exercise prices for options outstanding as of December 31, 1999 ranged from $2.6875 to $30.40. The weighted average remaining contractual life of those options was 8.5 years.

12.  Income Taxes:

   The income tax provision of Wyndham for the year ended December 31, 2001, 2000 and 1999, respectively, consists of the following:

                                                   2001       2000       1999
                                                 ---------  ---------  --------
Current:
   Federal...................................... $   2,916  $   3,405  $ 15,500
   State........................................    10,691     13,383     3,475
                                                 ---------  ---------  --------
Total current...................................    13,607     16,788    18,975
                                                 ---------  ---------  --------
Deferred:
   Federal......................................   (90,645)  (197,579)  546,983
   State........................................   (19,400)   (25,121)   (1,447)
                                                 ---------  ---------  --------
Total deferred..................................  (110,045)  (222,700)  545,536
                                                 ---------  ---------  --------
       Total income tax (benefit) provision..... $ (96,438) $(205,912) $564,511
                                                 =========  =========  ========

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

   The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

                                             2001      2000       1999
                                           --------  ---------  ---------
      Tax at statutory rate............... $(74,590) $(183,054) $(171,967)
      State income taxes..................   (8,709)   (11,738)     2,028
      Valuation allowance.................       --     (8,109)     7,625
      Goodwill............................    3,724      3,700     34,387
      One time Charge C-Corp Conversion...       --         --    675,000
      Minority interest and other.........  (16,863)    (6,711)    17,438
                                           --------  ---------  ---------
      Total income tax (benefit) provision $(96,438) $(205,912) $ 564,511
                                           ========  =========  =========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On January 1, 1999, Patriot, previously a REIT (non-taxable entity), converted to a C-corporation and is now a subsidiary of Wyndham. Upon the conversion of the REIT to a C-corporation, Wyndham recognized a deferred tax liability of $675,000 that was recognized in continuing operations as a tax provision. Significant components of Wyndham's deferred tax assets and liabilities for the year ended December 31, 2001 and 2000, respectively are as follows:

                                                         2001       2000
                                                       ---------  ---------
   Deferred tax assets:
      Net operating losses............................ $ 151,245  $  84,530
      Disposition of assets...........................        --      2,687
      Hedging instruments.............................    38,692         --
      Other non-current assets........................    17,002     21,879
                                                       ---------  ---------
          Total deferred tax assets...................   206,939    109,096
      Valuation allowance.............................   (17,382)   (17,382)
                                                       ---------  ---------
             Net deferred asset....................... $ 189,557     91,714
                                                       =========  =========

   Deferred tax liabilities:
      Depreciation....................................  (441,351)  (467,690)
      Management contracts and tradenames.............   (36,454)   (48,578)
      Other non-current liabilities...................    (2,011)    (5,476)
                                                       ---------  ---------
          Total deferred tax liabilities..............  (479,816)  (521,744)
                                                       ---------  ---------
             Net deferred income tax liability........ $(290,259) $(430,030)
                                                       =========  =========

   As of December 31, 2001, Wyndham and certain affiliated subsidiaries have net operating loss carry forwards for federal income tax purposes of approximately $348,000 which are available to offset future taxable income, if any, through 2021.

13.  Employee Benefit Plans:

   The Company sponsors 401(k) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The aggregate expense under the plans totaled $978, $733 and $506 for 2001, 2000 and 1999, respectively.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   The Company maintains a self-insured group health plan through a Voluntary Employee Benefit Association referred to hereinafter as VEBA. The plan is funded to the limits provided by the Internal Revenue Service, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts that limit exposure to the Company. The Company has recognized expense related to the plan of $6,133, $3,206 and $2,415 for 2001, 2000 and 1999, respectively.

14.  Segment Reporting:

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

  Description of reportable segments

   The Company has seven reportable segments: Wyndham Hotel & Resorts(R), Wyndham Luxury Resorts, Summerfield Suites by Wyndham(TM),Wyndham Gardens(R), other proprietary branded hotel properties, non-proprietary branded hotel properties and other. Prior years' reportable segments have been restated to conform to current year presentation.

    . Wyndham Hotels & Resorts(R) are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service.

    . Wyndham Luxury Resorts are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world's preeminent spas.

    . Wyndham Garden Hotels(R) are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels(R) libraries and laundry and room service.

    . Summerfield Suites by Wyndham(TM) offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

    . Other proprietary branded hotel properties include Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition. As of December 31, 2000, the Company has sold its interests in Sierra Suites, Clubhouse, and the hotels acquired in the Arcadian acquisition and the Malmaison properties. As of December 31, 2001, only one hotel remained in this segment.

    . Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza(R), Embassy Suites(R), Marriott(R), Courtyard by Marriott(R), Sheraton(R) and independents.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)

    . Other includes management fee and service fee income, racecourse facility revenue and expenses, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

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

                         Wyndham   Wyndham           Summerfield    Other        Non
      Year ended         Hotels &  Luxury   Wyndham   Suites by  proprietary proprietary
   December 31, 2001     Resorts   Resorts  Gardens    Wyndham     branded     branded    Other(1)      Total
   -----------------    ---------- -------- -------- ----------- ----------- ----------- -----------  ----------
Total revenue.......... $1,042,415 $ 88,697 $ 70,090  $138,407    $  4,297   $  724,817  $    36,707  $2,105,430
Operating income (loss)    243,050   18,031   10,429    22,562         602      171,728     (683,018)   (216,616)
Segment assets.........  2,680,527  236,377  138,163   237,608      19,165    1,544,835      911,396   5,768,071
Capital additions......    121,888   13,045    4,101     9,483          82       45,459       19,552     213,610

--------
(1) Operating income (loss) for 2001 includes $24,159 of impairment charges related to certain assets and $32,227 of charges related to losses on derivative instruments.

                         Wyndham   Wyndham           Summerfield    Other        Non
      Year ended         Hotels &  Luxury   Wyndham   Suites by  proprietary proprietary
   December 31, 2000     Resorts   Resorts  Gardens    Wyndham     branded     branded    Other(2)      Total
   -----------------    ---------- -------- -------- ----------- ----------- ----------- -----------  ----------
Total revenue.......... $1,128,073 $103,654 $ 84,730  $142,442    $ 41,197   $  921,507  $    76,992  $2,498,595
Operating income (loss)    293,380   26,907   15,689    29,519      11,955      248,036   (1,150,991)   (525,505)
Segment assets.........  2,644,924  247,766  138,017   252,844      14,371    1,855,913      913,064   6,066,899
Capital additions......     77,885    4,247   34,032     4,117       1,719       36,203       27,670     185,873

--------
(2) Operating income (loss) for 2000 includes $441,484 of impairment charges related to certain assets.

                         Wyndham   Wyndham           Summerfield    Other        Non
      Year ended         Hotels &  Luxury   Wyndham   Suites by  proprietary proprietary
   December 31, 1999     Resorts   Resorts  Gardens    Wyndham     branded     branded    Other(3)      Total
   -----------------    ---------- -------- -------- ----------- ----------- ----------- -----------  ----------
Total revenue.......... $  992,353 $ 97,422 $ 92,776  $132,772    $101,796   $  991,927  $    86,289  $2,495,335
Operating income (loss)    244,435   22,050   23,044    26,785      27,680      240,028   (1,067,611)   (483,589)
Segment assets.........  2,608,066  249,193  243,815   260,131     193,216    2,301,811    1,147,258   7,003,490
Capital additions......     72,675    8,782   10,764    20,270      18,779       56,550       46,896     234,716

--------
(3) Operating income (loss) for 1999 includes $285,267 of restructuring charges and $70,912 of impairment loss on assets held for sale.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   The following table represents revenue and long-lived asset information by geographic area for the years ended December 31, 2001, 2000 and 1999. Revenues are attributed to the United States and its territories and Europe based on the location of hotel properties.

                2001           United States  Europe    Total
                ----           ------------- -------- ----------
                Revenues......  $2,099,208   $  6,222 $2,105,430
                Segment assets   5,702,487     65,584  5,768,071

                2000           United States  Europe    Total
                ----           ------------- -------- ----------
                Revenues......  $2,468,253   $ 30,342 $2,498,595
                Segment assets   5,996,427     70,472  6,066,899

                1999           United States  Europe    Total
                ----           ------------- -------- ----------
                Revenues......  $2,419,228   $ 76,107 $2,495,335
                Segment assets   6,778,228    225,262  7,003,490

15.  Supplemental Cash Flow Disclosure:

   During 1999, in connection with the reorganization of the Company, the distribution of approximately 92% of the shares of Interstate Hotel Corporation in the form of a dividend to shareholders, the issuance of preferred stock dividends, and acquisition of hotel properties and other assets, the Company had net non-cash financing and investing activities of $99,338.

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

   During 2001 and 2000, the Company issued a stock dividends of 817,828 and 742,746 shares of series A and series B preferred stock with a value of $81,782 and $74,275, respectively. The Company deferred payment of the cash portion of the third and fourth quarter dividend totaling $14,624. In addition, the Company accrued $11,590 at a rate of 2.0% per annum as an additional dividend as cash dividends on the preferred stock were in arrears as of December 31, 2001.

   Effective March 31, 2000, in connection with the Sierra transaction, the Company sold one owned and three leased properties, 17 franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites for net cash proceeds of $23,045 and was relieved of $29,770 of future obligations.

   On July 12, 2000, the Company sold an investment included in unconsolidated subsidiaries with a net book value of $7,225 for $4,319, which was paid in the form of a note receivable. The $4,319 was paid in May 2001.

   The adoption of SFAS No. 133, as amended, on January 1, 2001, resulted in a liability of $30,187 and a reduction of deferred expenses of $23,239 representing the difference between the carrying value and the fair value of the derivatives with the offset recognized in the cumulative effect of an accounting change of $10,364 (net of taxes of $6,911) being recognized in the consolidated statement of operations and a charge of $21,691 (net of taxes of $14,460) in other comprehensive income. In addition, the Company recorded the change in the fair value of its derivatives of $43,303 with a loss of $32,227 for the change in the fair market value through earnings, and a charge of $6,646 (net of taxes of $4,430) through other comprehensive income. Also during 2001, the Company paid $15,373 in settlement payments for the ineffective hedges.

                          WYNDHAM INTERNATIONAL, INC.

                 (dollars in thousands, except share amounts)


   During 2001, the Company exchanged six assets with a net book value of $70,134 for the acquisition of one hotel with an estimated fair value of $61,308.

   During 2001, in connection with the termination of several contracts, the Company wrote off the unamortized balance of management contract costs of $7,408 and leasehold costs of $4,057.

   During 2001, in connection with the redemption of the preferred stock in IH LLC, the Company received two promissory notes in the aggregate amount of $4,432 as partial consideration for the redemption.

16.  Quarterly Financial Information (unaudited):

                                                                        Three Months Ended
                                                           -------------------------------------------
                                                           March 31  June 30   September 30 December 31
                                                           --------  --------  ------------ -----------
2001
   Total revenue.......................................... $616,356  $589,144   $ 448,789    $ 451,141
   Income (loss) before extraordinary item and accounting
     change............................................... $ 22,880  $(11,585)  $ (80,950)   $ (57,083)
   Net income (loss)...................................... $ 12,516  $(12,304)  $ (82,069)   $ (57,083)
   Net loss per common share:
       Basic.............................................. $  (0.09) $  (0.24)  $   (0.66)   $   (0.57)
       Diluted............................................ $  (0.09) $  (0.24)  $   (0.66)   $   (0.57)
2000
   Total revenue.......................................... $653,626  $662,995   $ 574,466    $ 607,508
   Income (loss) before extraordinary item................ $ 11,597  $(46,517)  $(119,339)   $(170,412)
   Net income (loss)...................................... $ 11,597  $(46,517)  $(119,339)   $(170,412)
   Net loss per common share:
       Basic.............................................. $  (0.08) $  (0.43)  $   (0.87)   $   (1.18)
       Diluted............................................ $  (0.08) $  (0.43)  $   (0.87)   $   (1.18)

                          WYNDHAM INTERNATIONAL, INC.

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

                            As of December 31, 2001


                                                                    Costs Capitalized
                                                                       Subsequent        Gross Amounts at Which Carried
                                                Initial Cost         to Acquisition          at Close of Period (a)
                                           ---------------------- --------------------  ---------------------------------
                                                    Buildings and         Buildings and          Buildings and
        Description           Encumbrances   Land   Improvements   Land   Improvements    Land   Improvements    Total
        -----------           ------------ -------- ------------- ------  ------------- -------- ------------- ----------
Wyndham Brand Properties:
Wyndham Atlanta
  Atlanta, Georgia...........  $   25,929  $  3,500   $ 12,712    $   --   $   25,213   $  3,500  $   37,925   $   41,425
Wyndham Arlington
  Arlington, Texas...........          --        --     63,045        --          849         --      63,894       63,894
Wyndham Baltimore
  Baltimore, Maryland........      35,149     1,129     49,491        --      (13,643)     1,129      35,848       36,977
Wyndham Bel Age
  Hollywood, California......      15,524     5,653     32,212        --        3,341      5,653      35,553       41,206
Wyndham Bristol Place Hotel
  Toronto, Canada............          --     3,048     15,503        --            5      3,048      15,508       18,556
Wyndham Boston
  Boston, Massachusetts......      45,392     7,458     33,900        --       41,285      7,458      75,185       82,643
Wyndham Andover
  Andover, Massachusetts.....          --     2,318     33,245        --       11,964      2,318      45,209       47,527
Wyndham Westborough
  Westborough, Massachusetts.          --     1,500     41,968        --          192      1,500      42,160       43,660
Wyndham Palace Resort & Spa
  Orlando, Florida...........      45,563        --    144,264        --        8,707         --     152,971      152,971
Wyndham Buttes Resort
  Tempe, Arizona.............      35,471        --     55,297        --          836         --      56,133       56,133
Wyndham New Orleans
  New Orleans, Louisiana.....          --    12,750     86,141        --        2,609     12,750      88,750      101,500
Wyndham Chicago
  Chicago, Illinois..........          --     4,963     33,752        --       31,796      4,963      65,548       70,511
Wyndham City Center
  Washington, District of
   Columbia..................          --     3,675     30,569       (18)       2,096      3,657      32,665       36,322
Wyndham Colorado Springs
  Colorado Springs,
   Colorado..................          --     1,783     53,252        --           69      1,783      53,321       55,104
Wyndham Emerald Plaza
  San Diego, California......      26,068     5,551     60,462        17          376      5,568      60,838       66,406
Wyndham Philadelphia at
 Franklin Plaza
  Philadelphia, Pennsylvania.      47,366     4,878     62,793        --        2,642      4,878      65,435       70,313




                                  Accumulated     Year    Date of
        Description           Depreciation (b)(c) Built Acquisition
        -----------           ------------------- ----- -----------
Wyndham Brand Properties:
Wyndham Atlanta
  Atlanta, Georgia...........     $   (2,562)     1999     1998
Wyndham Arlington
  Arlington, Texas...........         (6,367)     1985     1998
Wyndham Baltimore
  Baltimore, Maryland........         (5,388)     1968     1997
Wyndham Bel Age
  Hollywood, California......         (3,806)     1984     1997
Wyndham Bristol Place Hotel
  Toronto, Canada............         (1,753)     1974     1998
Wyndham Boston
  Boston, Massachusetts......         (5,098)     1999     1998
Wyndham Andover
  Andover, Massachusetts.....         (3,756)     1985     1998
Wyndham Westborough
  Westborough, Massachusetts.         (4,138)     1985     1998
Wyndham Palace Resort & Spa
  Orlando, Florida...........        (16,182)     1977     1998
Wyndham Buttes Resort
  Tempe, Arizona.............         (6,697)     1986     1997
Wyndham New Orleans
  New Orleans, Louisiana.....         (5,017)     1984     1999
Wyndham Chicago
  Chicago, Illinois..........         (3,820)     1999     2000
Wyndham City Center
  Washington, District of
   Columbia..................         (3,798)     1969     1997
Wyndham Colorado Springs
  Colorado Springs,
   Colorado..................         (5,252)     1989     1998
Wyndham Emerald Plaza
  San Diego, California......         (6,932)     1991     1997
Wyndham Philadelphia at
 Franklin Plaza
  Philadelphia, Pennsylvania.         (7,455)     1979     1997

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                                 Costs Capitalized
                                                                    Subsequent         Gross Amounts at Which Carried
                                              Initial Cost        to Acquisition           at Close of Period (a)
                                          -------------------- --------------------    ------------------------------
                                                 Buildings and           Buildings and          Buildings and
        Description          Encumbrances  Land  Improvements   Land     Improvements   Land    Improvements   Total
        -----------          ------------ ------ ------------- ------    ------------- ------   ------------- ------
Wyndham Greenspoint
  Houston, Texas............    38,659     1,930    39,815         20        2,113      1,950      41,928     43,878
Wyndham Harbour Island
  Tampa, Florida............        --        --    22,836         --           71         --      22,907     22,907
Wyndham Miami Beach
 Resort
  Miami, Florida............        --    13,000    54,875         --          683     13,000      55,558     68,558
Wyndham Miami Airport
  Miami, Florida............        --     2,561    23,009         --          541      2,561      23,550     26,111
Wyndham Myrtle Beach
 Resort & Golf Club
  Myrtle Beach,
   South Carolina...........        --     5,644    26,470         61        7,656      5,705      34,126     39,831
Wyndham Newark
  Newark, New Jersey........        --    30,281        --         --       31,435     30,281      31,435     61,716
Wyndham Northwest
 Chicago
  Itasca, Illinois..........    48,955     1,212    52,025         --        2,319      1,212      54,344     55,556
Wyndham Resort & Spa
  Fort Lauderdale, Florida..        --     2,134    16,448         23        9,419      2,157      25,867     28,024
Wyndham Peachtree
 Conference Center
  Peachtree City (Atlanta),
   Georgia..................    17,131     3,059    21,915         33        4,937      3,092      26,852     29,944
Wyndham Pittsburgh Airport
  Corapolis, Pennsylvania...    14,112     3,000    54,780         --           96      3,000      54,876     57,876
Wyndham Richmond Airport
  Richmond, Virginia........        --        --     4,262         --        3,240         --       7,502      7,502
Wyndham Santa Maria
  Key West, Florida.........     4,000     5,341        --     (3,471)       3,605      1,870       3,605      5,475
Wyndham Toledo
  Toledo, Ohio..............        --        --    16,082         --       (8,112)        --       7,970      7,970
Wyndham Riverfront Hotel
  New Orleans, Louisiana....        --     2,774    28,023         --       10,581      2,774      38,604     41,378




                                 Accumulated     Year    Date of
        Description          Depreciation (b)(c) Built Acquisition
        -----------          ------------------- ----- -----------
Wyndham Greenspoint
  Houston, Texas............       (3,943)       1985     1996
Wyndham Harbour Island
  Tampa, Florida............       (4,435)       1986     1998
Wyndham Miami Beach
 Resort
  Miami, Florida............       (5,479)       1962     1998
Wyndham Miami Airport
  Miami, Florida............       (2,802)       1976     1997
Wyndham Myrtle Beach
 Resort & Golf Club
  Myrtle Beach,
   South Carolina...........       (4,015)       1974     1997
Wyndham Newark
  Newark, New Jersey........          (48)       2001     2001
Wyndham Northwest
 Chicago
  Itasca, Illinois..........       (6,056)       1983     1997
Wyndham Resort & Spa
  Fort Lauderdale, Florida..       (3,438)       1961     1996
Wyndham Peachtree
 Conference Center
  Peachtree City (Atlanta),
   Georgia..................       (4,480)       1984     1995
Wyndham Pittsburgh Airport
  Corapolis, Pennsylvania...       (5,547)       1987     1998
Wyndham Richmond Airport
  Richmond, Virginia........       (1,648)       1997     1998
Wyndham Santa Maria
  Key West, Florida.........         (102)       1951     1998
Wyndham Toledo
  Toledo, Ohio..............       (1,388)       1985     1997
Wyndham Riverfront Hotel
  New Orleans, Louisiana....       (3,685)       1996     1997

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                               Costs Capitalized
                                                                   Subsequent       Gross Amounts at Which Carried
                                              Initial Cost       to Acquisition         at Close of Period (a)
                                          -------------------- ------------------   ------------------------------
                                                 Buildings and        Buildings and          Buildings and
        Description          Encumbrances  Land  Improvements  Land   Improvements   Land    Improvements   Total
        -----------          ------------ ------ ------------- ----   ------------- ------   ------------- -------
Wyndham Roanoke Airport
  Roanoke, Virginia.........        --     1,653     27,693     --          200      1,653       27,893     29,546
Wyndham Syracuse
  Syracuse, New York........     9,893     1,150     29,236     --          649      1,150       29,885     31,035
Wyndham Valley Forge
  Valley Forge,
   Pennsylvania.............        --     2,619     41,997     --       14,874      2,619       56,871     59,490
Wyndham Washington D.C.
 Washington, District of
 Columbia...................        --     4,750     40,439     --          383      4,750       40,822     45,572
Wyndham Lisle
  Lisle, Illinois...........    21,976     1,995     24,726     --        1,128      1,995       25,854     27,849
Wyndham Westshore Hotel
  Tampa, Florida............        --     1,448     31,565     --          615      1,448       32,180     33,628
Wyndham Windwatch
  Haupauge, New York........        --     6,471     21,831    270           49      6,741       21,879     28,620
Wyndham Rose Hall
  Montego Bay, Jamaica......        --     5,610     55,467     --          953      5,610       56,420     62,030
Wyndham El San Juan
  San Juan, Puerto Rico.....    81,702    22,337     34,244     --       23,736     22,337       57,980     80,317
Wyndham El Conquistador
  Fajardo, Puerto Rico......   124,896    20,256    190,607     --       13,950     20,254      204,557    224,811
Wyndham Casa Marina
 Resort
  Key West, Florida.........    44,818    15,158     85,078     --        2,253     15,158       87,331    102,489
Wyndham Reach Resort
  Key West, Florida.........    14,610    10,029     24,947     --        1,541     10,029       26,488     36,517
Wyndham Garden Hotel-
 Brookfield
  Brookfield, Wisconsin.....    11,640     1,787     17,564     --          118      1,787       17,682     19,469
Wyndham Garden Hotel-
 Charlotte
  Charlotte, North Carolina.    10,067       792     17,535     --          147        792       17,682     18,474
Wyndham Hotel-Commerce
  Commerce, California......        --     2,116     26,497     --          580      2,116       27,077     29,193




                                 Accumulated     Year    Date of
        Description          Depreciation (b)(c) Built Acquisition
        -----------          ------------------- ----- -----------
Wyndham Roanoke Airport
  Roanoke, Virginia.........        (2,732)      1983     1998
Wyndham Syracuse
  Syracuse, New York........        (2,975)      1977     1998
Wyndham Valley Forge
  Valley Forge,
   Pennsylvania.............        (4,704)      1985     1998
Wyndham Washington D.C.
 Washington, District of
 Columbia...................        (4,024)      1983     1998
Wyndham Lisle
  Lisle, Illinois...........        (2,526)      1987     1998
Wyndham Westshore Hotel
  Tampa, Florida............        (3,897)      1984     1997
Wyndham Windwatch
  Haupauge, New York........        (3,230)      1989     1996
Wyndham Rose Hall
  Montego Bay, Jamaica......        (6,287)      1972     1998
Wyndham El San Juan
  San Juan, Puerto Rico.....        (7,384)      1983     1998
Wyndham El Conquistador
  Fajardo, Puerto Rico......       (22,514)      1993     1998
Wyndham Casa Marina
 Resort
  Key West, Florida.........        (8,701)      1980     1998
Wyndham Reach Resort
  Key West, Florida.........        (2,621)      1978     1998
Wyndham Garden Hotel-
 Brookfield
  Brookfield, Wisconsin.....        (1,485)      1990     1998
Wyndham Garden Hotel-
 Charlotte
  Charlotte, North Carolina.        (1,482)      1989     1998
Wyndham Hotel-Commerce
  Commerce, California......        (3,011)      1991     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                            Costs Capitalized
                                                                Subsequent       Gross Amounts at Which Carried
                                           Initial Cost       to Acquisition         at Close of Period (a)
                                        ------------------- ------------------   ------------------------------
                                              Buildings and        Buildings and          Buildings and
       Description         Encumbrances Land  Improvements  Land   Improvements   Land    Improvements   Total
       -----------         ------------ ----- ------------- ----   -------------  -----   ------------- ------
Wyndham Hotel-Indianapolis
  Indianapolis, Indiana...     7,093      513    15,497      --          802       513       16,299     16,812
Wyndham Garden Hotel-
 LaGuardia
  East Elmhurst, New York.        --    1,800    16,443      --        8,029     1,800       24,472     26,272
Wyndham Garden Hotel-Las
 Colinas
  Irving, Texas...........    10,382    1,884    16,963      --          844     1,884       17,807     19,691
Wyndham Hotel-Market Center
  Dallas, Texas...........        --      967    12,796      --          612       967       13,408     14,375
Wyndham Midtown
  Atlanta, Georgia........    14,392    2,322    13,785      26        1,371     2,348       15,156     17,504
Wyndham Garden Hotel-Novi
  Novi, Michigan..........     7,098      555    10,401      --          229       555       10,630     11,185
Wyndham Garden Hotel-
 Overland Park
  Overland Park, Kansas...        --      769     3,532      --           22       769        3,554      4,323
Wyndham Garden Hotel-
 Pleasanton
  Pleasanton, California..     8,351    1,568    12,845     (81)         183     1,487       13,028     14,515
Wyndham Garden Hotel-
 Park Central
  Dallas, Texas...........        --    4,523        --       1        9,854     4,524        9,854     14,378
Wyndham Garden Hotel-
 Schaumburg
  Schaumburg, Illinois....     7,545    1,613    14,464      --          198     1,613       14,662     16,275
Wyndham Vinings
  Atlanta, Georgia........     9,675    1,700    22,853      --          880     1,700       23,733     25,433
Wyndham Garden Hotel-
 Wood Dale
Wood Dale, Illinois.......     8,383    2,266    12,939      --          223     2,266       13,162     15,428
Wyndham-Bourbon Orleans
  New Orleans, Louisiana..    11,863    1,942    14,209     171        2,216     2,113       16,425     18,538
Wyndham-Fairmount
  San Antonio, Texas......        --       --     2,957      --          210        --        3,167      3,167




                               Accumulated     Year    Date of
       Description         Depreciation (b)(c) Built Acquisition
       -----------         ------------------- ----- -----------
Wyndham Hotel-Indianapolis
  Indianapolis, Indiana...       (1,771)        1990    1998
Wyndham Garden Hotel-
 LaGuardia
  East Elmhurst, New York.       (1,519)        1988    1997
Wyndham Garden Hotel-Las
 Colinas
  Irving, Texas...........       (1,475)        1986    1997
Wyndham Hotel-Market Center
  Dallas, Texas...........       (1,459)        1968    1998
Wyndham Midtown
  Atlanta, Georgia........       (2,271)        1987    1996
Wyndham Garden Hotel-Novi
  Novi, Michigan..........         (904)        1988    1997
Wyndham Garden Hotel-
 Overland Park
  Overland Park, Kansas...         (299)        1971    1998
Wyndham Garden Hotel-
 Pleasanton
  Pleasanton, California..       (1,103)        1985    1997
Wyndham Garden Hotel-
 Park Central
  Dallas, Texas...........         (598)        1998    1998
Wyndham Garden Hotel-
 Schaumburg
  Schaumburg, Illinois....       (1,223)        1985    1998
Wyndham Vinings
  Atlanta, Georgia........       (2,604)        1985    1998
Wyndham Garden Hotel-
 Wood Dale
Wood Dale, Illinois.......       (1,186)        1986    1997
Wyndham-Bourbon Orleans
  New Orleans, Louisiana..       (2,727)       1800s    1995
Wyndham-Fairmount
  San Antonio, Texas......         (517)        1906    1995

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                                Costs Capitalized
                                                                    Subsequent        Gross Amounts at Which Carried
                                              Initial Cost        to Acquisition          at Close of Period (a)
                                          -------------------- -------------------    ------------------------------
                                                 Buildings and          Buildings and          Buildings and
        Description          Encumbrances  Land  Improvements  Land     Improvements   Land    Improvements   Total
        -----------          ------------ ------ ------------- -----    ------------- ------   ------------- -------
Wyndham-Mayfair
  St. Louis, Missouri.......        --       250      7,559        3        1,359        253        8,918      9,171
Wyndham Pickwick
  San Francisco, California.        --     2,000     11,922       22        5,450      2,022       17,372     19,394
Wyndham-Tutwiler
  Birmingham, Alabama.......        --     1,444      8,124      (27)        (582)     1,417        7,542      8,959
Wyndham-Tremont
  Boston, Massachusetts.....        --     1,776     14,066       18       10,542      1,794       24,608     26,402
Wyndham-Union Station
  Nashville, Tennessee......        --        --      7,512       --          744         --        8,256      8,256
Wyndham-US Grant
  San Diego, California.....        --     4,092     54,515       --           32      4,092       54,547     58,639
Wyndham-Coconut Grove
  Miami, Florida............        --     3,066     28,442    1,235       (4,183)     4,301       24,259     28,560
Wyndham-Peaks Resort & Spa
  Telluride, Colorado.......        --     5,141     13,997     (572)         872      4,569       14,869     19,438

Wyndham Luxury Resorts:
Carmel Valley Ranch
  Carmel, California........        --     4,430     14,704      334       10,916      4,764       25,620     30,384
The Boulders
  Carefree, Arizona.........        --    13,188    121,700     (363)       9,113     12,825      130,813    143,638
The Lodge at Ventana Canyon
  Tucson, Arizona...........    28,489    13,287     23,332       --          602     13,287       23,934     37,221

Summerfield Suites:
Summerfield-Denver South
  Englewood, Colorado.......        --     1,072      8,183       18           41      1,090        8,224      9,314
Summerfield-Hanover
  Whippany, New Jersey......        --     2,223     18,585       --          158      2,223       18,743     20,966
Summerfield-Morristown
  Morristown, New Jersey....        --     3,050     20,920       --           69      3,050       20,989     24,039
Summerfield-Seattle
  Seattle, Washington.......        --     1,515     24,276       16        2,689      1,531       26,965     28,496
Summerfield-Waltham
  Waltham, Massachusetts....        --     2,639     16,351       --           86      2,639       16,437     19,076




                                 Accumulated     Year    Date of
        Description          Depreciation (b)(c) Built Acquisition
        -----------          ------------------- ----- -----------
Wyndham-Mayfair
  St. Louis, Missouri.......        (1,263)       1925    1996
Wyndham Pickwick
  San Francisco, California.        (2,293)       1928    1996
Wyndham-Tutwiler
  Birmingham, Alabama.......        (1,169)       1913    1996
Wyndham-Tremont
  Boston, Massachusetts.....        (3,422)       1925    1996
Wyndham-Union Station
  Nashville, Tennessee......        (1,032)       1986    1997
Wyndham-US Grant
  San Diego, California.....          (844)      1880s    2001
Wyndham-Coconut Grove
  Miami, Florida............        (3,110)       1983    1997
Wyndham-Peaks Resort & Spa
  Telluride, Colorado.......        (2,126)       1992    1997

Wyndham Luxury Resorts:
Carmel Valley Ranch
  Carmel, California........        (3,180)       1987    1997
The Boulders
  Carefree, Arizona.........       (17,353)       1985    1997
The Lodge at Ventana Canyon
  Tucson, Arizona...........        (3,315)       1985    1997

Summerfield Suites:
Summerfield-Denver South
  Englewood, Colorado.......          (906)       1997    1998
Summerfield-Hanover
  Whippany, New Jersey......        (1,864)       1997    1998
Summerfield-Morristown
  Morristown, New Jersey....        (2,067)       1997    1998
Summerfield-Seattle
  Seattle, Washington.......        (4,098)       1985    1996
Summerfield-Waltham
  Waltham, Massachusetts....        (1,689)       1997    1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                              Costs Capitalized
                                                                  Subsequent      Gross Amounts at Which Carried
                                             Initial Cost       to Acquisition        at Close of Period (a)
                                          ------------------- -----------------   ------------------------------
                                                Buildings and       Buildings and          Buildings and
        Description          Encumbrances Land  Improvements  Land  Improvements   Land    Improvements   Total
        -----------          ------------ ----- ------------- ----  -------------  -----   ------------- ------
Summerfield-Miami
  Miami, Florida............        --    3,327    10,913      --          46     3,327       10,959     14,286

Non-Proprietary Brand
 Properties:
Crowne Plaza Ravinia
  Atlanta, Georgia..........    23,586    2,996    34,798      --       3,621     2,996       38,419     41,415
Doubletree Anaheim
  Orange, California........    13,110    2,464    23,297      --         655     2,464       23,952     26,416
Doubletree Overland Park
  Overland Park, Kansas.....    21,329    3,317    38,088      --         550     3,317       38,638     41,955
Doubletree Post Oak
  Houston, Texas............    28,960    4,441    43,672      --       1,410     4,441       45,082     49,523
Doubletree St. Louis
  Chesterfield, Missouri....    13,012    2,160    18,300      --         972     2,160       19,272     21,432
Doubletree Allen Center
  Houston, Texas............    10,860    2,280    24,707      --       2,569     2,280       27,276     29,556
Doubletree Guest Suites
  Glenview, Illinois........    22,278    3,237    19,709      --      (1,356)    3,237       18,353     21,590
Doubletree Tallahassee
  Tallahassee, Florida......     5,500    2,127     7,779      --       3,100     2,127       10,879     13,006
Doubletree Des Plaines
  Des Plaines, Illinois.....     6,149    1,903     5,555      --       3,528     1,903        9,083     10,986
Doubletree Minneapolis
  Minneapolis, Minnesota....        --    1,650    15,895      --       1,358     1,650       17,253     18,903
Doubletree Tulsa
  Tulsa, Oklahoma...........     8,999    1,428    18,596      --          93     1,428       18,689     20,117
Doubletree Park Place
  Minneapolis, Minnesota....        --    2,188    13,531      --       3,893     2,188       17,424     19,612
Doubletree Miami
  Miami, Florida............     4,895    3,808     7,052      --       2,519     3,808        9,571     13,379
Embassy Suites Chicago
  Chicago, Illinois.........    39,786       --    82,017      --          15        --       82,032     82,032
Hyatt Newporter
  Newport Beach, California.        --       --    15,611      --       2,966        --       18,577     18,577




                                 Accumulated     Year    Date of
        Description          Depreciation (b)(c) Built Acquisition
        -----------          ------------------- ----- -----------
Summerfield-Miami
  Miami, Florida............         (689)       1999     1999

Non-Proprietary Brand
 Properties:
Crowne Plaza Ravinia
  Atlanta, Georgia..........       (6,417)       1986     1995
Doubletree Anaheim
  Orange, California........       (2,931)       1984     1997
Doubletree Overland Park
  Overland Park, Kansas.....       (3,653)       1982     1997
Doubletree Post Oak
  Houston, Texas............       (5,523)       1982     1997
Doubletree St. Louis
  Chesterfield, Missouri....       (1,774)       1984     1997
Doubletree Allen Center
  Houston, Texas............       (3,826)       1978     1996
Doubletree Guest Suites
  Glenview, Illinois........       (1,784)       1988     1997
Doubletree Tallahassee
  Tallahassee, Florida......       (1,525)       1977     1996
Doubletree Des Plaines
  Des Plaines, Illinois.....       (1,266)       1969     1996
Doubletree Minneapolis
  Minneapolis, Minnesota....       (1,842)       1986     1997
Doubletree Tulsa
  Tulsa, Oklahoma...........       (2,671)       1982     1996
Doubletree Park Place
  Minneapolis, Minnesota....       (1,718)       1981     1997
Doubletree Miami
  Miami, Florida............       (1,110)       1975     1996
Embassy Suites Chicago
  Chicago, Illinois.........       (4,687)       1991     1998
Hyatt Newporter
  Newport Beach, California.       (2,624)       1962     1996

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                                Costs Capitalized
                                                                    Subsequent     Gross Amounts at Which Carried
                                               Initial Cost       to Acquisition       at Close of Period (a)
                                            ------------------- -----------------  ------------------------------
                                                  Buildings and      Buildings and          Buildings and
         Description           Encumbrances Land  Improvements  Land Improvements   Land    Improvements   Total
         -----------           ------------ ----- ------------- ---- -------------  -----   ------------- ------
Hyatt Regency
  Lexington, Kentucky.........        --       --    11,958      --       1,358       --       13,316     13,316
Hilton Cleveland
  Independence, Ohio..........     6,317    2,760    12,264      29         659    2,789       12,923     15,712
Hilton Del Mar
  San Diego, California.......    12,408    1,900    11,435      20         795    1,920       12,230     14,150
Hilton Newark
  Newark, New Jersey..........    12,866    1,740    31,262      --      (8,262)   1,740       23,000     24,740
Hilton Columbus
  Columbus, Georgia...........     5,379      570    13,132      --      (3,487)     570        9,645     10,215
Hilton Denver
  Greenwood Village,
   Colorado...................        --    1,800    42,003      --     (21,290)   1,800       20,713     22,513
Hilton Ft. Lauderdale
  Dania, Florida..............        --    2,651    24,748      --      10,974    2,651       35,722     38,373
Hilton Huntington
  Melville, New York..........    21,917    3,000    49,435      --       1,486    3,000       50,921     53,921
Hilton Parsipanny
  Parsipanny, New Jersey......    53,681    5,350    87,775      --       2,071    5,350       89,846     95,196
Holiday Inn Aristocrat
  Dallas, Texas...............        --      144     7,806       2         245      146        8,051      8,197
Holiday Inn San Angelo
  San Angelo, Texas...........        --      428     3,982      11         236      439        4,218      4,657
Holiday Inn Houston
  Houston, Texas..............        --      333     2,324       4         470      337        2,794      3,131
Holiday Inn Dallas
  Dallas, Texas...............        --    3,045    15,786      33      (3,715)   3,078       12,071     15,149
Holiday Inn Westlake
  Westlake, Ohio..............        --    2,843    14,218      --      (6,627)   2,843        7,591     10,434
Holiday Inn San Francisco
  San Francisco, California...        --       --    18,807      --         113       --       18,920     18,920
Marriott Atlanta North Central
  Atlanta, Georgia............        --       --    36,462      --         483       --       36,945     36,945




                                   Accumulated     Year    Date of
         Description           Depreciation (b)(c) Built Acquisition
         -----------           ------------------- ----- -----------
Hyatt Regency
  Lexington, Kentucky.........       (2,030)       1977     1996
Hilton Cleveland
  Independence, Ohio..........       (2,354)       1980     1995
Hilton Del Mar
  San Diego, California.......       (1,945)       1989     1996
Hilton Newark
  Newark, New Jersey..........       (2,978)       1971     1998
Hilton Columbus
  Columbus, Georgia...........       (1,142)       1982     1998
Hilton Denver
  Greenwood Village,
   Colorado...................       (3,490)       1982     1998
Hilton Ft. Lauderdale
  Dania, Florida..............       (2,798)       1988     1998
Hilton Huntington
  Melville, New York..........       (5,028)       1988     1998
Hilton Parsipanny
  Parsipanny, New Jersey......       (8,925)       1981     1998
Holiday Inn Aristocrat
  Dallas, Texas...............       (1,385)       1925     1995
Holiday Inn San Angelo
  San Angelo, Texas...........         (721)       1984     1995
Holiday Inn Houston
  Houston, Texas..............         (453)       1982     1995
Holiday Inn Dallas
  Dallas, Texas...............       (2,852)       1979     1995
Holiday Inn Westlake
  Westlake, Ohio..............       (1,542)       1980     1997
Holiday Inn San Francisco
  San Francisco, California...       (2,383)       1964     1997
Marriott Atlanta North Central
  Atlanta, Georgia............       (2,631)       1975     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                              Costs Capitalized
                                                                  Subsequent     Gross Amounts at Which Carried
                                             Initial Cost       to Acquisition       at Close of Period (a)
                                          ------------------- -----------------  ------------------------------
                                                Buildings and      Buildings and          Buildings and
        Description          Encumbrances Land  Improvements  Land Improvements   Land    Improvements   Total
        -----------          ------------ ----- ------------- ---- -------------  -----   ------------- ------
Marriott Houston
 Greenspoint North
  Houston, Texas............        --    3,600     44,211     --         110    3,600       44,321     47,921
Marriott Harrisburg
  Harrisburg, Pennsylvania..    14,744    3,400     38,304     --         273    3,400       38,577     41,977
Marriott St. Louis West
  St. Louis, Missouri.......    15,913    1,800     48,251     --         188    1,800       48,439     50,239
Marriott Tyson's Corner
  Vienna, Virginia..........        --    3,650     64,333     --      19,834    3,650       84,167     87,817
Marriott Warner Center
  Woodland Hills,
   California...............    47,724    6,250    100,063     --     (38,499)   6,250       61,564     67,814
Radisson Burlington
  Burlington, Vermont.......    19,197      935     28,453     --         688      935       29,141     30,076
Radisson Englewood
  Englewood, New Jersey.....        --       --     26,320     --          (3)      --       26,317     26,317
Radisson Dallas
  Dallas, Texas.............        --    1,011      8,276     10      (1,420)   1,021        6,856      7,877
Radisson New Orleans
  New Orleans, Louisiana....        --    2,463     23,630     43       1,647    2,506       25,277     27,783
Radisson Town & Country
  Houston, Texas............     5,085      655      9,725      7         718      662       10,443     11,105
Ramada Beachwood
  Beachwood, Ohio...........     5,116    2,226     11,129     --      (5,862)   2,226        5,267      7,493
Radisson Akron
  Akron, Ohio...............        --    1,136      5,678     --      (3,171)   1,136        2,507      3,643
Ramada San Francisco
  San Francisco, California.        --       --     15,853     --         260       --       16,113     16,113
Sheraton Saginaw
  Saginaw, Michigan.........        --      773      6,451      8      (1,559)     781        4,892      5,673
Valley River Inn
  Eugene, Oregon............        --    1,754     15,839     19      (1,233)   1,773       14,606     16,379
Radisson Fort Magruder
  Williamsburg, Virginia....        --    2,192     22,499     --      (8,278)   2,192       14,221     16,413




                                 Accumulated     Year    Date of
        Description          Depreciation (b)(c) Built Acquisition
        -----------          ------------------- ----- -----------
Marriott Houston
 Greenspoint North
  Houston, Texas............       (3,184)       1981     1998
Marriott Harrisburg
  Harrisburg, Pennsylvania..       (2,733)       1980     1998
Marriott St. Louis West
  St. Louis, Missouri.......       (3,081)       1990     1998
Marriott Tyson's Corner
  Vienna, Virginia..........       (4,968)       1981     1998
Marriott Warner Center
  Woodland Hills,
   California...............       (7,206)       1986     1998
Radisson Burlington
  Burlington, Vermont.......       (1,937)       1975     1998
Radisson Englewood
  Englewood, New Jersey.....       (1,798)       1989     1998
Radisson Dallas
  Dallas, Texas.............       (1,437)       1986     1995
Radisson New Orleans
  New Orleans, Louisiana....       (4,182)       1924     1995
Radisson Town & Country
  Houston, Texas............       (1,774)       1986     1995
Ramada Beachwood
  Beachwood, Ohio...........       (1,209)       1968     1997
Radisson Akron
  Akron, Ohio...............         (598)       1989     1997
Ramada San Francisco
  San Francisco, California.       (2,017)       1962     1997
Sheraton Saginaw
  Saginaw, Michigan.........       (1,117)       1984     1995
Valley River Inn
  Eugene, Oregon............       (2,489)       1973     1996
Radisson Fort Magruder
  Williamsburg, Virginia....       (1,942)       1975     1998

                          WYNDHAM INTERNATIONAL, INC.

                            As of December 31, 2001

                                                                  Costs Capitalized
                                                                     Subsequent         Gross Amounts at Which Carried
                                              Initial Cost         to Acquisition           at Close of Period (a)
                                          --------------------- --------------------    -------------------------------
                                                  Buildings and           Buildings and         Buildings and
        Description          Encumbrances  Land   Improvements   Land     Improvements   Land   Improvements    Total
        -----------          ------------ ------- ------------- ------    ------------- ------- ------------- ---------
Park Shore
  Honolulu, Hawaii..........         --        --      24,339       --         2,948         --      27,287      27,287
Le Mannoir de Gressey
  Seine et Maine Near Paris.      7,090     1,209       7,181      137         3,367      1,346      10,548      11,894
Regency
  San Juan, Puerto Rico.....         --     4,910       4,208       --           922      4,910       5,130      10,040
Condado Plaza
  San Juan, Puerto Rico.....     42,961     5,700      72,982       --         9,441      5,700      82,423      88,123

Other:
Golden Door Spa
  Escondido, California.....         --     5,800       3,000       --           343      5,800       3,343       9,143
                              ---------   -------   ---------   ------       -------    -------   ---------   ---------
Assets Held for Use.........  1,301,054   422,262   3,746,086   (1,941)      293,840    420,319   4,039,925   4,460,244
                              ---------   -------   ---------   ------       -------    -------   ---------   ---------
Marriott Indian River
 Plantation
  Stuart, Florida...........         --     6,800      48,606    1,499            (9)     8,301      48,598      56,899
Marriott Troy
  Troy, Michigan............     30,441     1,790      29,220       19         2,187      1,809      31,407      33,216
Marriott Philadelphia West
  West Conshohocken,
   Pennsylvania.............         --     2,500      67,279       --            93      2,500      67,372      69,872
Courtyard by Marriott
 Beachwood
  Beachwood, Ohio...........         --     1,510       7,553       --         1,077      1,510       8,630      10,140
Ramada - Nashville
 Downtown
  Nashville, Tennessee......         --     1,582      12,337       --        (4,906)     1,582       7,431       9,013
                              ---------   -------   ---------   ------       -------    -------   ---------   ---------
Assets Held for Sale........     30,441    14,182     164,995    1,518        (1,558)    15,702     163,438     179,140
                              ---------   -------   ---------   ------       -------    -------   ---------   ---------
Total.......................  1,331,495   436,444   3,911,081     (423)      292,282    436,021   4,203,363   4,639,384
                              =========   =======   =========   ======       =======    =======   =========   =========




                                 Accumulated     Year    Date of
        Description          Depreciation (b)(c) Built Acquisition
        -----------          ------------------- ----- -----------
Park Shore
  Honolulu, Hawaii..........        (3,095)      1968     1997
Le Mannoir de Gressey
  Seine et Maine Near Paris.        (5,689)      1993     1999
Regency
  San Juan, Puerto Rico.....          (939)      1963     1998
Condado Plaza
  San Juan, Puerto Rico.....        (8,798)      1959     1998

Other:
Golden Door Spa
  Escondido, California.....          (308)      1954     1998
                                  --------
Assets Held for Use.........      (429,245)
                                  --------
Marriott Indian River
 Plantation
  Stuart, Florida...........        (3,508)      1987     1998
Marriott Troy
  Troy, Michigan............        (4,605)      1990     1995
Marriott Philadelphia West
  West Conshohocken,
   Pennsylvania.............        (4,841)      1991     1998
Courtyard by Marriott
 Beachwood
  Beachwood, Ohio...........          (899)      1986     1997
Ramada - Nashville
 Downtown
  Nashville, Tennessee......        (1,224)      1991     1998
                                  --------
Assets Held for Sale........       (15,077)
                                  --------
Total.......................      (444,322)
                                  ========

                          WYNDHAM INTERNATIONAL INC.

                             NOTES TO SCHEDULE III
                                (in thousands)

                                                                      Year Ended   Year Ended   Year Ended
                                                                     December 31, December 31, December 31,
                                                                         2001         2000         1999
                                                                     ------------ ------------ ------------
(a) Reconciliation of Real Estate
   Balance at beginning of period...................................   4,868,216    5,106,723   $4,995,837
   Additions during period:
       Acquisitions.................................................      58,607       38,715      267,975
       Improvements.................................................      73,719       40,473      166,574
   Deductions during period:
       Sale of properties...........................................    (361,158)    (317,695)    (269,493)
       Basis adjustments in accordance with the purchase method
         of accounting due to the exchange of OP Units and
         acquisition of third party's minority interest.............          --           --      (54,170)
                                                                      ----------   ----------   ----------
       Balance at end of period.....................................  $4,639,384   $4,868,216   $5,106,723
                                                                      ==========   ==========   ==========
(b) Reconciliation of Accumulated Depreciation:
   Balance at beginning of period...................................     377,945      273,272   $  132,809
   Additions during period:
       Depreciation for the period..................................      92,658      122,949      151,184
   Deductions during period:
       Sale of properties...........................................     (26,281)     (18,276)     (10,721)
                                                                      ----------   ----------   ----------
   Balance at the end of period.....................................  $  444,322   $  377,945   $  273,272
                                                                      ==========   ==========   ==========

(c) Depreciation is computed on buildings and improvements based upon a useful life of 35 years.