Form 10-Q
period 2002-03-31
WYNDHAM INTERNATIONAL INC
filed 2002-05-14
CIK 715273

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from_________ to  _________

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

   The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, as of the close of business on May 1, 2002, was 167,883,715

================================================================================

                          WYNDHAM INTERNATIONAL, INC.

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.    Financial Statements..................................................................   3

Wyndham International, Inc.:
   Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001..   3
   Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and
     2001 (unaudited)............................................................................   4
   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and
     2001 (unaudited)............................................................................   5
   Notes to Condensed Consolidated Financial Statements as of March 31, 2002 (unaudited).........   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
        Operations...............................................................................  20

Item 3.    Qualitative and Quantitative Disclosures about Market Risks...........................  31

                                   PART II--OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................  32

Item 2.    Changes in Securities and Use of Proceeds.............................................  33

Item 3.    Defaults Upon Senior Securities.......................................................  33

Item 4.    Submission of Matters to Vote of Security Holders.....................................  34

Item 5.    Other Information.....................................................................  34

Item 6.    Exhibits and Reports on Form 8-K:.....................................................  34
   Exhibits......................................................................................  34
   Reports on Form 8-K...........................................................................  34

Signature........................................................................................  35

                        PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WYNDHAM INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                  (unaudited)

                                                                                                             March 31,
                                                                                                               2002
                                                                                                            -----------
                                                  ASSETS
Current assets:
  Cash and cash equivalents................................................................................ $   102,102
  Restricted cash..........................................................................................      68,256
  Accounts receivable......................................................................................     134,377
  Inventories..............................................................................................      17,737
  Prepaid expenses and other assets........................................................................       6,191
  Assets held for sale, net of accumulated depreciation of $25,685 in 2002 and $25,685 in 2001.............      96,783
                                                                                                            -----------
   Total current assets....................................................................................     425,446
                                                                                                            -----------
Investment in real estate and related improvements, net of accumulated depreciation of $915,823 in 2002 and
 $856,732 in 2001..........................................................................................   4,326,986
Investment in unconsolidated subsidiaries..................................................................      75,676
Notes and other receivables................................................................................      50,702
Management contract costs, net of accumulated amortization $20,433 in 2002 and $18,714 in 2001.............      93,961
Leasehold costs, net of accumulated amortization of $32,095 in 2002 and $29,889 in 2001....................     108,919
Trade names and franchise costs, net of accumulated amortization of $25,517 in 2002 and $24,041 in 2001....      98,122
Deferred acquisition costs.................................................................................       3,885
Goodwill, net of accumulated amortization of $54 in 2002 and $49,015 in 2001...............................         391
Deferred expenses, net of accumulated amortization of $61,031 in 2002 and $54,416 in 2001..................      73,091
Other assets...............................................................................................      41,950
                                                                                                            -----------
   Total assets............................................................................................ $ 5,299,129
                                                                                                            ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................................................................... $   227,531
  Deposits.................................................................................................      30,647
  Borrowings associated with assets held for sale..........................................................      30,441
  Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease
   obligations.............................................................................................      59,880
                                                                                                            -----------
   Total current liabilities...............................................................................     348,499
                                                                                                            -----------
Borrowings under credit facility, term loans, mortgage notes and capital lease obligations.................   3,261,739
Derivative financial instruments...........................................................................      54,894
Deferred income taxes......................................................................................     276,556
Deferred income............................................................................................       8,266
Minority interest in the Operating Partnerships............................................................      21,403
Minority interest in other consolidated subsidiaries.......................................................      91,383
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
   12,122,124 in 2002 and 11,905,060 in 2001...............................................................         121
  Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
   167,883,715 in 2002 and 167, 847,940 in 2001............................................................       1,678
  Additional paid in capital...............................................................................   3,934,349
  Receivables from shareholders and affiliates.............................................................     (18,364)
  Accumulated other comprehensive income...................................................................     (24,276)
  Accumulated deficit......................................................................................  (2,657,119)
                                                                                                            -----------
   Total shareholders' equity..............................................................................   1,236,389
                                                                                                            -----------
      Total liabilities and shareholders' equity........................................................... $ 5,299,129
                                                                                                            ===========

                                                                                                            December 31,
                                                                                                                2001
                                                                                                            ------------
                                                  ASSETS
Current assets:
  Cash and cash equivalents................................................................................ $   165,702
  Restricted cash..........................................................................................      85,932
  Accounts receivable......................................................................................     120,283
  Inventories..............................................................................................      17,742
  Prepaid expenses and other assets........................................................................       5,716
  Assets held for sale, net of accumulated depreciation of $25,685 in 2002 and $25,685 in 2001.............      96,783
                                                                                                            -----------
   Total current assets....................................................................................     492,158
                                                                                                            -----------
Investment in real estate and related improvements, net of accumulated depreciation of $915,823 in 2002 and
 $856,732 in 2001..........................................................................................   4,399,256
Investment in unconsolidated subsidiaries..................................................................      77,619
Notes and other receivables................................................................................      50,385
Management contract costs, net of accumulated amortization $20,433 in 2002 and $18,714 in 2001.............      95,227
Leasehold costs, net of accumulated amortization of $32,095 in 2002 and $29,889 in 2001....................     111,125
Trade names and franchise costs, net of accumulated amortization of $25,517 in 2002 and $24,041 in 2001....      97,779
Deferred acquisition costs.................................................................................       4,662
Goodwill, net of accumulated amortization of $54 in 2002 and $49,015 in 2001...............................     326,843
Deferred expenses, net of accumulated amortization of $61,031 in 2002 and $54,416 in 2001..................      71,214
Other assets...............................................................................................      41,803
                                                                                                            -----------
   Total assets............................................................................................ $ 5,768,071
                                                                                                            ===========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................................................................... $   213,596
  Deposits.................................................................................................      36,079
  Borrowings associated with assets held for sale..........................................................      30,441
  Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease
   obligations.............................................................................................     117,484
                                                                                                            -----------
   Total current liabilities...............................................................................     397,600
                                                                                                            -----------
Borrowings under credit facility, term loans, mortgage notes and capital lease obligations.................   3,298,070
Derivative financial instruments...........................................................................      73,490
Deferred income taxes......................................................................................     290,259
Deferred income............................................................................................       7,358
Minority interest in the Operating Partnerships............................................................      21,416
Minority interest in other consolidated subsidiaries.......................................................      91,657
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
   12,122,124 in 2002 and 11,905,060 in 2001...............................................................         119
  Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
   167,883,715 in 2002 and 167, 847,940 in 2001............................................................       1,678
  Additional paid in capital...............................................................................   3,912,656
  Receivables from shareholders and affiliates.............................................................     (18,121)
  Accumulated other comprehensive income...................................................................     (29,007)
  Accumulated deficit......................................................................................  (2,279,104)
                                                                                                            -----------
   Total shareholders' equity..............................................................................   1,588,221
                                                                                                            -----------
      Total liabilities and shareholders' equity........................................................... $ 5,768,071
                                                                                                            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                   -------------------
                                                                                     2002       2001
                                                                                   ---------  --------
Revenue:
   Hotel revenue.................................................................. $ 492,983  $604,757
   Management fee and service fee income..........................................     4,470     5,719
   Interest and other income......................................................     2,105     3,679
                                                                                   ---------  --------
       Total revenue..............................................................   499,558   614,155
                                                                                   ---------  --------
Expenses:
   Hotel expenses.................................................................   370,612   425,606
   General and administrative.....................................................    18,989    11,100
   Interest expense...............................................................    64,417    86,256
   Depreciation and amortization..................................................    72,433    54,842
   Loss (gain) loss on sale of assets.............................................     4,770      (336)
   Impairment loss on assets......................................................       162        --
   Gain on derivative financial instruments.......................................    (1,334)   (9,914)
                                                                                   ---------  --------
       Total expenses.............................................................   530,049   567,554
                                                                                   ---------  --------
Operating (loss) income...........................................................   (30,491)   46,601
   Equity in earnings of unconsolidated subsidiaries..............................       844       381
                                                                                   ---------  --------
(Loss) income before income tax provision, minority interest and accounting change   (29,647)   46,982
   Income tax benefit (provision).................................................    11,272   (19,256)
                                                                                   ---------  --------
(Loss) income before minority interest and accounting change......................   (18,375)   27,726
   Minority interest in consolidated subsidiaries.................................      (700)   (4,846)
                                                                                   ---------  --------
(Loss) income before accounting change............................................   (19,075)   22,880
   Cumulative effect of change in accounting principle, net of taxes..............  (324,102)  (10,364)
                                                                                   ---------  --------
Net (loss) income................................................................. $(343,177) $ 12,516
   Preferred stock dividends......................................................   (35,080)  (27,025)
                                                                                   ---------  --------
Net loss attributable to common shareholders...................................... $(378,257) $(14,509)
                                                                                   =========  ========
Basic and diluted loss per common share:
   Net loss before accounting change.............................................. $   (0.32) $  (0.03)
   Cumulative effect of change in accounting principle, net of taxes..............     (1.93)    (0.06)
                                                                                   ---------  --------
       Net loss per common share.................................................. $   (2.25) $  (0.09)
                                                                                   =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          WYNDHAM INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            --------------------
                                                                                              2002       2001
                                                                                            ---------  ---------
Cash flows from operating activities:
  Net (loss) income........................................................................ $(343,177) $  12,516
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization...........................................................    72,433     54,842
   Amortization of unearned stock compensation.............................................       887         --
   Amortization of deferred loan costs.....................................................     6,356      5,399
   Net loss (gain) on sale of assets.......................................................     4,770       (336)
   Gain on derivative financial instruments................................................    (1,334)    (9,602)
   Impairment loss on assets...............................................................       162         --
   Write-off intangible assets.............................................................     1,005         --
   Write-off of deferred acquisition costs.................................................       876         --
   Provision for bad debt expense..........................................................       794         --
   Equity in earnings of unconsolidated subsidiaries.......................................      (844)      (381)
   Minority interest in consolidated subsidiaries..........................................       700      4,846
   Deferred income taxes...................................................................   (16,919)    13,380
   Cumulative effect of change in accounting principle.....................................   324,102     10,364
   Changes in assets and liabilities:
    Accounts receivable and other assets...................................................   (14,121)   (17,771)
    Inventory..............................................................................         5       (153)
    Deferred income........................................................................       678       (425)
    Accounts payable and other accrued expenses............................................   (14,409)     2,085
                                                                                            ---------  ---------
      Net cash provided by operating activities............................................    21,964     74,764
                                                                                            ---------  ---------
Cash flows from investing activities:
  Improvements and additions to hotel properties...........................................    (8,467)   (45,505)
  Proceeds from sale of assets.............................................................     8,878     29,851
  Changes in restricted cash accounts......................................................    17,675     (6,009)
  Collection on notes receivable...........................................................        35        211
  Advances on other notes receivable.......................................................      (261)    (1,365)
  Deferred acquisition costs...............................................................      (536)      (709)
  Investment in unconsolidated subsidiaries................................................      (167)    (1,297)
  Distributions from unconsolidated subsidiaries...........................................       769      1,514
  Other....................................................................................        (7)       (84)
                                                                                            ---------  ---------
      Net cash provided by (used in) investing activities..................................    17,919    (23,393)
                                                                                            ---------  ---------
Cash flows from financing activities:
  Borrowings under line of credit facility and mortgage notes..............................    10,000    120,000
  Repayments of borrowings under credit facility and other debt............................  (103,930)  (152,724)
  Payment of deferred loan costs...........................................................    (9,804)        --
  Contribution received from minority interest in consolidated subsidiaries................     1,075         --
  Distribution made to minority interest in other partnerships.............................    (2,050)    (2,536)
  Dividends and distributions paid.........................................................        --     (7,312)
  Other....................................................................................       (24)       755
                                                                                            ---------  ---------
      Net cash used in financing activities................................................  (104,733)   (41,817)
                                                                                            ---------  ---------
Foreign currency translation adjustment....................................................     1,250        630
Net (decrease) increase in cash and cash equivalents.......................................   (63,600)    10,184
Cash and cash equivalents at beginning of period...........................................   165,702     52,460
                                                                                            ---------  ---------
Cash and cash equivalents at end of period................................................. $ 102,102  $  62,644
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

                          WYNDHAM INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share amounts)
                                  (unaudited)


1.  Organization:

   Wyndham International, Inc. (together with its consolidated subsidiaries, "Wyndham" or the "Company") is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owner/operators. As of March 31, 2002, Wyndham owned interests in 129 hotels with over 37,300 guestrooms and leased 37 hotels from third parties with over 5,700 guestrooms. In addition, Wyndham managed 30 hotels for third party owners with over 9,300 guestrooms and franchised 24 hotels with over 4,300 guestrooms.

   Principles of Consolidation--The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

   Partnerships--The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

   Corporations and Limited Liability Companies--The condition for control is the ownership of a majority voting interest.

   Critical Accounting Policies and Estimates--The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to impairment of assets; assets held for sale; bad debts; income taxes; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

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

   The Company is a defendant in lawsuits that arise out of, and are incidental to, the conduct of its business. Management uses judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against the Company.

   These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

   Recent Pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes APB No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

   The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment that was accounted for using the equity method (equity-method negative goodwill) and that was acquired before July 1, 2001, must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain, instead of being deferred and amortized. SFAS 142 prohibits amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

   On January 1, 2002, the Company completed the two step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

reporting unit. Accordingly, in January 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company did not record $3,034 of amortization in the first quarter of 2002 and will not record $12,136 of amortization annually.

   The impact of the adoption of SFAS 142 on the net (loss) income, and basic and diluted earnings per share is presented in the following tables:

                                                     March 31,  March 31,
                                                       2002       2001
                                                     ---------  ---------
       Reported net (loss) income................... $(343,177)  $12,516
          Add back: Goodwill amortization...........        --     2,592
                                                     ---------   -------
       Adjusted net (loss) income................... $(343,177)  $15,108
                                                     =========   =======
       Reported basic and diluted earnings per share $   (2.25)  $ (0.09)
          Goodwill amortization.....................        --      0.02
                                                     ---------   -------
       Adjusted basic earnings per share............ $   (2.25)  $ (0.07)
                                                     =========   =======

   The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 were as follows:

                                                               Other
                                                            Segment (1)
                                                            -----------
        Balance (net of amortization) as of January 1, 2002  $ 326,843
           Reclassification to franchise costs.............     (2,350)
           Impairment losses...............................   (324,102)
                                                             ---------
        Balance as of March 31, 2002.......................  $     391
                                                             =========

--------
(1) The fair value of the reporting unit was estimated using the expected present value of future cash flows. The hotel management subsidiaries, which is where goodwill is recorded, are included in the "Other Segment" as described on page 24 under "Results of Reporting Segments". The "Other Segment" includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges.

   In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, the Company adopted SFAS
144. The adoption of SFAS 144 did not have a financial statement impact. The assets held for sale as of December 31, 2001 continue to be accounted for in accordance with SFAS 121.

   In April 2002, the FASB issued SFAS 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB 30 will now be

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. Also, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company is currently evaluating the impact this statement will have on its financial position or results of operations.

   Reclassification--Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or accumulated deficits.

2.  Disposition of Assets

   During the first quarter of 2002, the Company sold one hotel property and an investment in a restaurant venture. The Company received net cash proceeds of approximately $2,178, after the repayment of mortgage debt of $6,911. The Company recorded a net loss of $2,433 as a result of asset sales.

3. Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

   Outstanding borrowings as of March 31, 2002 and December 31, 2001 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

                               March 31,   December 31,
         Description             2002          2001     Amortization     Interest Rate        Maturity
         -----------           ---------   ------------ ------------     -------------        --------
Revolving Credit Facility..... $  223,500   $  303,500       None        Libor + 3.75% (1)   June 30, 2004
Term Loans....................  1,284,150    1,284,150        (2)        Libor + 4.75% (3)   June 30, 2006
Increasing Rate Loans.........    482,139      482,139       None         Libor + 4.75%(3)   June 30, 2004
Bear, Stearns Funding, Inc.(4)    307,825      307,825       None    Libor + 0.82% to 4.5%    July 1, 2004
Lehman Brothers Holdings
  Inc.(5).....................    202,129      202,186       None             Libor + 3.5%    July 1, 2003
Lehman Brothers Holdings
  Inc.(6).....................    178,891      179,374        (6)             Libor + 1.9% August 10, 2003
Metropolitan Life Insurance(7)     95,924       96,271        (8)                    8.08% October 1, 2007
Other Mortgage Notes
  Payable(9)..................    534,668      545,842    Various                     (10)            (10)
Unsecured financing...........      1,510        1,509       None                    10.5%    May 15, 2006
Capital lease obligations.....     41,324       43,199
                               ----------   ----------
                               $3,352,060   $3,445,995
   Less current portion:
Mortgage debt-assets held for
  sale........................    (30,441)     (30,441)
Current portion of borrowings.    (59,880)    (117,484)
                               ----------   ----------
   Long term debt............. $3,261,739   $3,298,070
                               ==========   ==========

--------
(1) The one-month LIBOR rate at March 31, 2002 was 1.879%. The rate was increased to LIBOR plus 3.75% on January 24, 2002.
(2) On June 30, 2002, $5,000 is to be repaid and $5,000 each six months thereafter, with the final payment of principal due on June 30, 2006.
(3) The rate increased to LIBOR plus 4.75% on January 24, 2002.
(4) During 2001, three properties were included in an exchange of assets, resulting in a repayment of $33,135. As of March 31, 2002, the net book value of the remaining 21 properties is $551,067, net of impairment.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

(5) During 2001, two properties collateralizing the debt were sold and debt was repaid in the amount of $30,347. The net book value of the remaining 8 properties is $258,558, net of impairment, as of March 31, 2002. In December 2001, the Company elected to extend the term of the loan for an additional twelve month period. The Company paid an extension fee of $2,021. The loan agreement specifies an interest rate floor of 8%.
(6) The loan is collaterized by four hotel properties with a net book value of $241,746 at March 31, 2002. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods.
(7) The loan is collateralized by six Doubletree hotels with a net book value of $176,775 at March 31, 2002.
(8) The loan requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.
(9) The loans are collateralized by 18 hotel properties, and a parcel of land with a net book value of $873,950 at March 31, 2002.
(10) Interest rates range from fixed rates of 6.50% to 11.99% and variable rates of LIBOR plus 1.5% to prime plus 2.5%. The mortgages have a weighted average interest rate at March 31, 2002 of 6.26%. Maturity dates range from 2002 through 2023.

   On January 24, 2002, the Company reached an agreement with its lenders to permanently amend the senior credit facility and increasing rate loans facility. As of March 31, 2002, these facilities included $1.3 billion in term loans maturing in June 2006 and $482.1 million in increasing rate loans and a revolver with capacity of $500 million both maturing in June 2004. Among other things, these amendments provide for mortgage collateral for 59 properties that were previously unencumbered; an increase in interest rates; a restriction on capital and development spending; a prohibition on paying the cash dividends on the series A and B preferred stock; restrictions on the use of asset sale proceeds and mortgage debt refinancing; and an interest coverage ratio of 1.05 to 1.00 until December 31, 2003 at which time it will increase to 1.25 to 1.00. The applicable interest rate margins are as follows: LIBOR plus 3.75% for the revolving term loans and LIBOR plus 4.75% for the term loans and increasing rate loans. The fees paid in connection with the amendment were approximately $9,586 and will be amortized over the lives of these facilities.

   Effective March 1, 2002, the Company amended a mortgage note with a balance of $25,657 with GMAC Commercial Mortgage. The amendment extended the maturity from August 1, 2002 to May 1, 2004. The note bears interest at LIBOR plus 3.75%. On March 13, 2002, the Company amended a mortgage note with a balance of $14,615 with Credit Lyonnais. The amendment extended the maturity from March 30, 2002 to March 30, 2005. The note bears interest at LIBOR plus 2.5%. On March 14, 2002, the Company refinanced a mortgage note with a balance of $15,000 with Lincoln National Bank. The refinancing extended the maturity from May 1, 2002 to March 1, 2007. The note bears interest at prime not to exceed 7.50% with an initial rate of 4.75%.

4.  Derivatives:

   The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. At March 31, 2002, the estimated fair value of the interest rate hedges represented a liability of $54,894.

   The Company has no embedded derivatives under SFAS 133, as amended, at March 31, 2002.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)


   The following tables represent the derivatives in place as of March 31, 2002:

                                                                                       Trigger   Fair Market Value
                    Notional Amount Maturity Date  Swap Rate  Cap Rate   Floor Rate     Level       at 03/31/02
                    --------------- -------------  ---------  --------   ----------    -------   -----------------
Type of Hedge:
Interest Rate Cap..   $  178,891     08/10/2003       n/a       7.25%        n/a             n/a     $     31
Interest Rate
 Corridor..........      550,000     12/07/2002       n/a       5.25%        n/a           7.25%            8
Interest Rate Cap--
 3 year Knockout...      100,000     03/06/2003       n/a       4.75%        n/a           7.50%           35
Interest Rate Cap--
 3 year Knockout...       75,000     03/06/2003       n/a       4.75%        n/a           7.50%           23
Interest Rate Cap--
 3 year Knockout...       75,000     03/06/2003       n/a       4.75%        n/a           7.50%           23
Interest Rate Cap..       18,990     07/03/2004       n/a       6.50%        n/a             n/a           59
Interest Rate Cap..       27,680     07/03/2004       n/a       7.10%        n/a             n/a           53
Interest Rate Cap..       42,760     07/03/2004       n/a       8.10%        n/a             n/a           38
Interest Rate Cap..       42,760     07/03/2004       n/a       9.70%        n/a             n/a           10
Interest Rate Cap..       26,850     08/02/2004       n/a       8.50%        n/a             n/a           23
Structured Collar..      180,000     11/04/2004       n/a        6.6%(1)    5.65%(2)         n/a       (7,799)
Interest Rate Cap..        6,322     07/01/2005       n/a       9.75%        n/a             n/a            1
Interest Rate Cap..      106,000     07/01/2005       n/a       9.75%        n/a             n/a          110
                      ----------                                                                     --------
                      $1,430,253                                                                     $ (7,385)
                      ==========                                                                     ========
Interest Rate Swap.   $   14,616     04/01/2005   3.92%-4.73%    6.5%        n/a           5.50%     $   (135)
Interest Rate Swap.       44,813     08/01/2005   4.36%-5.25%   7.85%        n/a           5.75%       (1,036)
Interest Rate
 Swap--5 year
 Knockout..........      150,000     03/06/2005   6.10%-6.75%    n/a         n/a     7.00%-8.50%       (9,931)
Interest Rate
 Swap--5 year
 Knockout..........      550,000     03/07/2005   6.10%-6.75%    n/a         n/a     7.00%-8.50%      (36,407)
                      ----------                                                                     --------
                      $  759,429                                                                     $(47,509)
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

   In the first quarter of 2002, the Company recorded a gain of $16,084 for the change in the fair market value of the interest rate hedge contracts through earnings, and a charge of $ 1,508 (net of taxes of $1,005) through other comprehensive income. Also, in the first quarter of 2002, the Company recorded amortization of $3,084 (net of taxes of $2,056) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $9,610 in settlement payments for the ineffective hedges during the first quarter of 2002.

   Accounting for Derivatives and Hedging Activities

   On the date the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow hedge"). Currently, the Company has only entered into derivative contracts designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value non-hedging instruments are reported in current-period earnings.

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

5.  Comprehensive Income:

   SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

                                                        Three Months Ended
                                                            March 31,
                                                       --------------------
                                                          2002      2001
                                                       ---------- ---------
    Net (loss) income................................. $(343,177) $  12,516
    Unrealized (loss) gain on securities held for sale        233        18
    Unrealized foreign exchange (loss) gain...........       (90)       486
    Unrealized loss on derivative instruments.........      4,591  (39,881)
                                                       ---------- ---------
       Total comprehensive income..................... $(338,443) $(26,861)
                                                       ========== =========

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

6.  Computation of Earnings Per Share:

   Basic and diluted earnings per share have been computed as follows:

                                                     Three Months Ended                     Three Months Ended
                                                       March 31, 2002                         March 31, 2001
                                                ---------------------------             -------------------------
                                                   Basic    Diluted (1), (2)             Basic    Diluted (1), (2)
                                                ----------- ----------------            --------  ----------------
                                                       (in thousands, except per share amounts)
(Loss) income before accounting change......... $  (19,075)    $ (19,075)               $ 22,880      $ 22,880
Preferred stock dividends......................    (35,080)      (35,080)                (27,025)      (27,025)
                                                -----------    ---------                --------      --------
Loss attributable to common shareholders before
  cumulative effect of accounting change.......    (54,155)      (54,155)                 (4,145)       (4,145)
Cumulative effect of accounting change.........   (324,102)     (324,102)                (10,364)      (10,364)
                                                -----------    ---------                --------      --------
Net loss attributable to common shareholders... $ (378,257)    $(378,257)               $(14,509)     $(14,509)
                                                ===========    =========                ========      ========
Weighted average number of shares outstanding..     167,853      167,853                 167,419       167,419
                                                ===========    =========                ========      ========
Loss per share:
   Loss before accounting change............... $    (0.32)    $   (0.32)               $  (0.03)     $  (0.03)
   Accounting change...........................      (1.93)        (1.93)                  (0.06)        (0.06)
                                                -----------    ---------                --------      --------
   Net loss.................................... $    (2.25)    $   (2.25)               $  (0.09)     $  (0.09)
                                                ===========    =========                ========      ========

--------
(1) For the three months ended March 31, 2002, the dilutive effect of unvested stock grants of 13,506 and 141,119 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. No option to purchase shares of common stock was issued for the three months ended March 31, 2002. For the three months ended March 31, 2001, the dilutive effect of unvested stock grants of 463, the option to purchase 368 shares of common stock and 131,368 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2) For the three months ended March 31, 2002, options to purchase 13,268 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the three months ended March 31, 2001, options to purchase 12,515 shares of common stock at prices ranging from $2.0625 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

7.  Commitments and Contingencies:

   Contingencies

   On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against the Company, Patriot American Hospitality, Inc., which is a wholly-owned subsidiary of the Company, the Company's operating partnerships (Wyndham International Operating Partnership, L.P. and Patriot American Hospitality Partnership, L.P.) and Paine Webber Group, Inc. This action, captioned Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former stockholders of Bay Meadows Operating Company during a class period from June 2, 1997 to the date the lawsuit was filed. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the merger of Patriot and California Jockey Club based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and incur massive debt during the class period. Three other actions against the same defendants

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999),
(ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11,
1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified in the following paragraph have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about August 15, 2001, the court granted the defendants' motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants' motion has not yet been fully submitted to the Court. The Company intends to defend the suits vigorously.

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

   The Company has received a draft complaint which threatens to assert claims on behalf of Golden Door, LLC, Golden Springs, LLC, Golden Door, Inc., Deer Springs Ranch, LLC, Deborah Szekely and Sarah Livia Brightwood. The potential plaintiffs appear to be the same as the plaintiffs who filed the action discussed above, captioned Deborah Szekely v. Patriot American Hospitality, Inc., etal., No. 3-99-CV1866-D. However, the draft complaint sets forth different allegations. The draft complaint purports to assert claims against the Company, Patriot and the Company's operating partnerships for securities fraud under California securities code, common law fraud, breach of fiduciary duty and deceit in connection with the purchase by Patriot of the Golden Door Spa in February 1998. The draft complaint seeks compensatory damages for the alleged lost value of the potential plaintiff's stock and other unspecified damages. Although the Company has received a draft complaint, to date no complaint has been served.

   On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming one of the Company's operating partnerships as a respondent. A similar arbitration was originally filed on or about October 26, 2000

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

against the Company. The Supreme Court of the State of New York, however, ruled that the Company did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to the Company. The claimants then recommended an identical arbitration, dropped the Company and named the operating partnership as a respondent. The demand for arbitration claims that the claimants and the operating partnership are parties to a contribution agreement dated February 28, 1997 and that the operating partnership is in breach of that agreement. The claimants assert that the operating partnership breached its agreement to pay respondents additional consideration under the contribution agreement by, among other things, allegedly denying the claimants compensation due to them in connection with various transactions initiated by the claimants and provided to the operating partnership, which allegedly provided the operating partnership with growth and added revenue. In addition, the claimants assert that the operating partnership failed to provide the claimants with various other amounts due under the contribution agreement, failed to indemnify the claimants for certain expenses and intentionally and negligently mismanaged the operating partnership's business. The claimants do not specify the amount of damages sought. The Company intends to defend the claims vigorously.

   The Company was named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the attorneys general of Florida, Texas, New Jersey and California are investigating the issue of energy surcharges. The Company has received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for a response. The Company has agreed to settle the two California cases (Bryant and Judd) and plaintiffs' counsel have agreed to dismiss the Illinois and Florida cases. The settlements and dismissals will resolve all of the pending lawsuits. The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 (not in thousands) off a future night's stay. If the redemption rate of these coupons is less than 6%, the Company will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities. However, in no event will this amount exceed $1.5 million. Additionally, the Company has agreed to pay plaintiff's attorneys' fees of up to $410. If the court preliminarily approves the settlement and certifies the settlement class, notice will be mailed to the class members, who will have an opportunity to object or opt out of the settlement. If more than 10% of the class members opt out of the settlement, the Company can void the settlement. Then there will be a hearing for the court to finally approve the settlement. The Company has not resolved any of the attorney general actions.

   The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

8.  Dividends

   The Company does not anticipate paying a dividend to the common shareholders and it is prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on the class A common stock. Also, the Company is prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the preferred stock.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

However, the holders of the preferred stock are entitled to receive on a quarterly basis a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. On March 31, 2002, the Company issued approximately 1,176 shares of series A preferred stock and 215,889 shares of series B preferred stock. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As a result, as of March 31, 2002, in aggregate the Company had deferred payments of the cash portion of the preferred stock dividend totaling approximately $21,936. In addition, according to the terms of the series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. For the three months ended March 31, 2002, the Company accrued $6,061 for these additional dividends. As a result, in the aggregate, a total of approximately $17,700 in additional dividends, payable in preferred shares, has been included in accounts payable and accrued expenses as of March 31, 2002.

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

   Description of reportable segments

   The Company has seven reportable segments: Wyndham Hotels & Resorts(R), Wyndham Luxury Resorts, Summerfield Suites by Wyndham/TM, Wyndham Gardens(R), other proprietary branded hotel properties, non-proprietary branded hotel properties and other. /

 . Wyndham Hotels & Resorts(R) are upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service.

 . Wyndham Luxury Resorts are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world's preeminent spas.

 . Wyndham Gardens(R) are full-service properties that serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Gardens(R) libraries and laundry and room service.

 . Summerfield Suites by Wyndham(TM) offer guests the highest quality lodging in the upscale all suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

     suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

 . Other proprietary branded hotel properties include Malmaison, Sierra Suites, Clubhouse and hotels acquired in the Arcadian acquisition. As of March 31, 2002, the Company has sold its interests in Sierra Suites, Clubhouse, and the hotels acquired in the Arcadian acquisition and the Malmaison properties. Manoir de Gressy, the only hotel remaining in the segment, was sold in January 2002.

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

   Measurement of segment profit or loss

   The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income
(loss) for each segment for the three months ended March 31, 2002 and 2001 are as follows:

                    Wyndham   Wyndham            Summerfield    Other        Non
Three Months Ended  Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
  March 31, 2002   Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other     Total
  --------------   ---------- ------- ---------- ----------- ----------- ----------- ---------  --------
 Total revenue....  $270,509  $27,392  $15,875     $25,896     $  288     $153,023   $   6,575  $499,558
 Operating income
   (loss).........    73,842    9,500    1,807       5,901         --       31,319    (152,860)  (30,491)

                    Wyndham   Wyndham            Summerfield    Other        Non
Three Months Ended  Hotels &  Luxury   Wyndham    Suites by  Proprietary Proprietary
  March 31, 2001   Resorts(R) Resorts Gardens(R) Wyndham(TM)   Branded     Branded     Other     Total
  --------------   ---------- ------- ---------- ----------- ----------- ----------- ---------  --------
 Total revenue....  $307,958  $28,432  $17,710     $33,954     $1,158     $215,545   $   9,398  $614,155
 Operating income
   (loss).........    94,470    8,484    2,396       5,070        161       54,313    (118,293)   46,601

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

   The following table represents revenue information by geographic area for the three months ended March 31, 2002 and 2001, respectively. Revenues are attributed to the United States and its territories and International revenues based on the location of hotel properties.

                           Three Months ended March 31, 2002
                          ------------------------------------
                          United States International  Total
                          ------------- ------------- --------
                 Revenues    497,520       $2,038     $499,558

                           Three Months ended March 31, 2001
                          ------------------------------------
                          United States International  Total
                          ------------- ------------- --------
                 Revenues    611,956       $2,199     $614,155

10.  Supplemental Cash Flow Disclosure:

   During the three months ended March 31, 2002, the Company issued a stock dividend of 217,065 shares of series A and series B preferred stock with a value of $21,706. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. In addition, the Company accrued $6,061 at a rate of 2.0% per annum as an additional dividend as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2002.

   During the three months ended March 31, 2002, the Company recorded an accrual of $18,596 as a result of the change in the fair market value of the derivatives with the offset recognized as a gain of $16,084 and a charge through other comprehensive income of $1,508 (net of taxes of $1,005). Also, in the first quarter of 2002, the Company recorded amortization of $3,084 (net of taxes of $2,056) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $9,610 in settlement payments for the ineffective hedges.

   The Company adopted the provisions of SFAS 142 in the first quarter of 2002 and recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle.

11.   Subsequent Event:

   On May 3, 2002, the Company entered into the third amendment and restatement of its bank credit facilities. The third amendment and restatement permits the issuance of certain debt securities and, in the event that the Company issues such debt securities, the maturity of the outstanding revolving loans held by the bank lenders who have consented to the third amendment and restatement will be extended from June 30, 2004 to June 30, 2006.

   This amendment and restatement directs the net cash proceeds received from any such offering of debt securities to be applied as follows:

  . first, to repay all of the outstanding increasing rate loans and cancel the increasing rate term loan facility; and

  . second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans equally, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

                          WYNDHAM INTERNATIONAL, INC.

                     (in thousands, except share amounts)
                                  (unaudited)

   The proceeds from any such offering of debt securities will not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

   The third amendment and restatement also specifically permits the Company to refinance two or more of its existing mortgages in a single transaction. In such a transaction, the refinancing of the mortgaged properties may be secured by the properties that secured the mortgage being refinanced and/or certain specified unencumbered properties.

   In the event that the Company issues certain debt securities, the third amendment and restatement will also change the application of proceeds from asset dispositions, exchanges and certain incurrences of indebtedness among the various loan facilities. In addition, the third amendment and restatement allows the Company to sell certain non-core assets for consideration consisting of marketable securities, assumed indebtedness and cash.

   In connection with the credit agreement, the Company also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of March 31, 2002, the Company had a $482 million increasing rate term loan facility.

   Upon receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment will be converted to term loans and will constitute a new class of loans under the credit agreement having the same interest rate and term as the existing term loan facility. The new term loans will be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 will have the same interest rate, but will be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

   Certain statements in this Form 10-Q constitute ''forward-looking statements'' as that term is defined under (S)21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption "Risk Factors" in our 2001 Annual Report on Form 10-K as well as the following:

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

    .  legislative or regulatory requirements; and

    .  access to capital markets.

   Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this Form 10-Q. We assume no obligation to update or revise them or provide reasons why actual results may differ.

Results of operations:

   General

   As of March 31, 2002, we had 166 owned and leased hotels with approximately 43,118 guest rooms as compared to 176 owned and leased hotels with approximately 45,500 guest rooms at March 31, 2001. This decrease was a result of hotels sold during that twelve month period. As of March 31, 2002, we managed 30 hotels and franchised 24 hotels as compared to 35 managed hotels and 30 franchised hotels at March 31, 2001.

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

   On May 3, 2002, we entered into the third amendment and restatement of our bank credit facilities. The third amendment and restatement permits the issuance of certain debt securities and, in the event that we issue such debt securities, the maturity of the outstanding revolving loans held by the bank lenders who have consented to the third amendment and restatement will be extended from June 30, 2004 to June 30, 2006.

   This amendment and restatement directs the net cash proceeds we receive from any such offering of debt securities to be applied as follows:

    . first, to repay all of the outstanding increasing rate loans and cancel the increasing rate term loan facility; and

    . second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans equally, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

   The proceeds from any such offering of debt securities will not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

   The third amendment and restatement also specifically permits us to refinance two or more of our existing mortgages in a single transaction. In such a transaction, the refinancing of the mortgaged properties may be secured by the properties that secured the mortgage being refinanced and/or certain specified unencumbered properties.

   In the event that we issue certain debt securities, the third amendment and restatement will also change the application of proceeds from asset dispositions, exchanges and certain incurrences of indebtedness among the various loan facilities. In addition, the third amendment and restatement allows us to sell certain non-core assets for consideration consisting of marketable securities, assumed indebtedness and cash.

   In connection with the credit agreement, we also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of March 31, 2002, we had a $482 million increasing rate term loan facility.

   Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment will be converted to term loans and will constitute a new class of loans under the credit agreement having the same interest rate and term as the existing term loan facility. The new term loans will be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 will have the same interest rate, but will be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

   Results of Operations: Three months ended March 31, 2002 compared with the three months ended March 31, 2001

   Our hotel revenues were $492,983,000 and $604,757,000 for the three months ended March 31, 2002 and 2001, respectively. Approximately $31,692,000 of the decrease in our hotel revenues is attributable to those hotels that have been sold in 2001. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. RevPAR decreased 17.5% for the quarter ended March 31, 2002 as compared to the same period in 2001.

   Our hotel expenses were $370,612,000 and $425,606,000 for the three months ended March 31, 2002 and 2001, respectively. Approximately $26,160,000 of the decrease in our hotel expenses is attributable to those hotels that have been sold in 2001. The remaining decrease is attributable to staffing reductions at hotels and other cost saving initiatives we implemented as our hotel revenues declined.

   Our management fee and service fee income was $4,470,000 and $5,719,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts since March 31, 2001.

   Our general and administrative expenses were $18,989,000 and $11,100,000 for the three months ended March 31, 2002 and 2001, respectively. Our general and administrative expenses for the quarter ended March 31, 2002 were impacted by an increase in preopening costs of $752,000, legal costs of $1,758,826, amortization of stay bonuses paid in 2001 of $1,565,982, an incentive bonus accrual of $2,603,865, the write-off of $1,118,000 in abandoned projects and the write-off of $1,005,000 in management contract costs. This increase was offset in part by a reduction in the size of our corporate staff during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

   Our interest expense was $64,417,000 and $86,256,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in interest expense is primarily a result of a reduction of interest rates. The average one-month LIBOR rate for the three months ended March 31, 2002 was 1.88% as compared to 5.51% for the three months ended March 31, 2001. The weighted average interest rate as of March 31, 2002 was 7.45% as compared to 9.3% as of March 31, 2001.

   For the three months ended March 31, 2002, we recorded a gain of $16,084,000 as compared to $9,602,000 in March 2001 for the change in the fair market value of interest rate hedge contracts. In addition, $1,508,000 (net of taxes of $1,005,000) and $18,190,000 (net of taxes of $12,127,000) were charged through other comprehensive income in March 31, 2002 and March 31, 2001, respectively, for such change. Also, during the first quarter of 2002, we paid $9,610,000 in settlement payments for the ineffective hedges, and recorded amortization of $3,084,000 (net of taxes of $2,056,000) to earnings in the first quarter of 2002 as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

   Our depreciation and amortization expense was $72,433,000 and $54,842,000 for the three months ended March 31, 2002 and 2001, respectively. During the fourth quarter of 2001, we transferred back to held for use certain assets that were previously held for sale thus increasing depreciation expense in the first quarter of 2002 by $11,997,000. The remainder of the increase is due to asset additions subsequent to the first quarter of 2001. This increase was offset by our adopting SFAS 142 during the first quarter of 2002 which impaired our goodwill by $324,102,000 thus reducing amortization expense by $3,034,000 for the three months ended March 31, 2002.

   The benefit for income taxes was $11,272,000 for the three months ended March 31, 2002. The provision for income taxes was $19,256,000 for the three months ended March 31, 2001. The tax benefit is in part due to operating losses and in part due to depreciation of certain assets that were previously held for sale in the first quarter of 2001, resulting in differences in GAAP and tax depreciation.

   Minority interests' share of income in consolidated subsidiaries was $700,000 and $4,846,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in the allocation of income used in the computation of minority interest is due to depreciation expense now being recorded for assets previously held for sale in 2001. Also, approximately $3,002,082 of the decrease in minority interest is attributable to those hotels that were sold in 2001.

   Our adoption of SFAS No. 142 during the three months ended March 31, 2002 resulted in the cumulative effect of an accounting change of $324,102,000 being recognized in our condensed consolidated statement of operations for the three months ended March 31, 2002 as compared to $10,364,000 (net of taxes of $6,911,000) for the adoption of SFAS No. 133 for the three months ended March 31, 2001.

   Our resulting net loss for the three months ended March 31, 2002 was $343,177,000 as compared to net income of $12,516,000 for the three months ended March 31, 2001.

Results of reporting segments:

   Our results of operations are classified into seven reportable segments. Those segments include (1) Wyndham Hotel & Resorts(R), (2) Wyndham Luxury Resorts, (3) Wyndham Gardens(R), (4) Summerfield Suites by Wyndham(TM), (5) other proprietary branded hotel properties, (6) non-proprietary branded properties and (7) other.

   Three months ended March 31, 2002 compared with the three months ended March 31, 2001

   Wyndham Hotels & Resorts(R) represented approximately 54.1% and 50.0% of our total revenue for the three months ended March 31, 2002 and 2001, respectively. Total revenue for this segment was $270,509,000 compared to $307,958,000 for the three months ended March 31, 2002 and 2001, respectively. Operating income for this segment was $73,842,000 compared to $94,470,000 for the three months ended March 31, 2002 and 2001, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to declines in occupancy of 6.6% due to the weak economy and the events of September 11, 2001.

   Wyndham Luxury Resorts represented approximately 5.5% and 4.6% of our total revenue for the three months ended March 31, 2002 and 2001, respectively. Total revenue for this segment was $27,392,000 compared to $28,432,000 for the three months ended March 31, 2002 and 2001, respectively. Operating income for this segment was $9,500,000 compared to $8,484,000 for the same periods, respectively. The decreases in revenues for this segment can be primarily attributed to decreases in average daily rate, or ADR, of 17.2% due to the weak economy and the events of September 11, 2001. The decrease in ADR was partially offset by an increase in occupancy of 4.5%. The increase in operating income is due to a reduction of staff and other cost saving measures implemented after the first quarter of 2001.

   Wyndham Gardens(R) represented approximately 3.2% and 2.9% of total our revenue for the three months ended March 31, 2002 and 2001, respectively. Total revenue for this segment was $15,875,000 compared to $17,710,000 for the three months ended March 31, 2002 and 2001, respectively. Operating income for this segment was $1,807,000 compared to $2,396,000 for the same periods, respectively. The decreases in both revenue and operating income for this segment resulted primarily from a decline in ADR and occupancy of 15.3% and 8.6%, respectively, in 2002 due to the weak economy and the events of September 11, 2001.

   Summerfield Suites by Wyndham(TM) represented approximately 5.2% and 5.5% of our total revenue for the three months ended March 31, 2002 and 2001, respectively. Total revenue for this segment was $25,896,000 compared to $33,954,000 for the three months ended March 31, 2002 and 2001, respectively. Operating income for this segment was $5,901,000 compared to $5,070,000 for the same periods, respectively. Decrease in revenues was primarily due to declines in ADR and occupancy of 17.9% and 5.0%, respectively, due to the weak economy and the events of September 11, 2001. The increase in operating income is due to a reduction of staff and other cost saving measures implemented after the first quarter of 2001.

   Other proprietary branded properties, which includes hotels acquired in the Arcadian acquisition, represented approximately 0.1% and 0.2% of our total revenue for the three months ended March 31, 2002 and 2001, respectively. Total revenue for this segment was $288,000 compared to $1,158,000 for the three months ended March 31, 2002 and 2001, respectively. Operating income for this segment was $1 and $161,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in both revenues and operating income was primarily a result of the sale of Manoir de Gressy in January 2002. As of March 31, 2002, no hotel remains in this segment.

   Non-proprietary branded properties, including Hilton(R), Holiday Inn(R), Marriott(R), Ramada(R), Radisson(R), and other major hotel franchises, represented approximately 30.6% and 35.0% of our total revenue for the three months ended March 31, 2002 and 2001, respectively. Total revenue for this segment was $153,023,000 compared to $215,545,000 for the three months ended March 31, 2002 and 2001, respectively. Operating income for this segment was $31,319,000 and $54,313,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in both revenue and operating income is due primarily to the sale of non-proprietary branded assets in 2001. Also, operating results have been impacted by declines in occupancy of 10.2% in 2002 due to the weak economy and the events of September 11, 2001.

   We have identified 55 of these non-proprietary branded hotels as non-strategic assets which we intend to sell. However, these non-strategic assets will be held until such time as the sales price meets or exceeds management's assessment of fair value. These 55 assets represented 30.7% of our revenue and 28.7% of our adjusted EBITDA for the three months ended March 31, 2002 and 3.26% of our revenue and 34.7% of our adjusted EBITDA in 2001. EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it provides useful information regarding our ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations, as determined by generally accepted accounting principles. EBITDA as presented by us may not be comparable to other similarly titled measures used by other companies. Adjusted EBITDA is EBITDA adjusted for certain non-recurring items.

   Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for this segment was $6,575,000 and $9,398,000 for the three months ended March 31, 2002 and 2001, respectively. The $2,823,000 decrease was primarily the result of lost management fees from contracts lost and the decline in hotel revenue. Operating losses for the segment were $152,860,000 and $118,293,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in operating loss is primarily attributable to increases in certain expenses such as general and administrative expenses and depreciation expense. The increase in depreciation expense of $17,591,000 was primarily a result of the depreciation of assets previously held for sale. The increase in general and administrative expenses were impacted by an increase in preopening costs of $752,000, legal costs of $1,758,826, amortization of stay bonuses paid in 2001 of $1,565,982, an incentive bonus accrual of $2,603,865, the write-off of $1,118,000 in abandoned projects and the write-off of $1,005,000 in management contract costs. This increase was offset in part by a reduction in the size of our corporate staff during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Statistical Information

   During 2002, our portfolio of 166 owned and leased hotels experienced a decline in both average daily rate, or ADR, and revenue per available room, or REVPAR, of approximately 10.6% and 17.5%, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, with a decrease in occupancy of 7.7%. The following table sets forth certain statistical information for the 166 owned and leased hotels for 2002 and 2001 as if the hotels were owned or leased for the entire periods presented.

                                  Occupancy        ADR           REVPAR
                                 ----------  --------------- ---------------
                                 2002  2001   2002    2001    2002    2001
                                 ----  ----  ------- ------- ------- -------
   Wyndham Hotels & Resorts..... 66.2% 70.9% $132.63 $149.48 $ 87.79 $105.94
   Wyndham Luxury Resorts....... 74.9  71.7   295.70  357.24  221.38  255.85
   Wyndham Garden Hotels........ 56.3  61.6    81.16   95.86   45.68   59.06
   Summerfield Suites by Wyndham 74.3  78.2   105.53  128.49   78.36  100.39
   Non-proprietary brands....... 59.6  66.3   107.10  115.95   63.81   76.91
                                 ----  ----  ------- ------- ------- -------
   Weighted average............. 63.8% 69.1% $119.90 $134.09 $ 76.51 $ 92.73
                                 ====  ====  ======= ======= ======= =======

Liquidity and Capital Resources

   Our cash and cash equivalents as of March 31, 2002 were $102.1 million and our restricted cash was $68.3 million. Our cash and cash equivalents as of March 31, 2001 were $62.6 million and our restricted cash was $104.1 million.

   Cash Flow Provided by Operating Activities

   Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $21.9 million and $74.8 million for the three months ended March 31, 2002 and 2001, respectively. Operational cash flows were negatively impacted by the terrorist attacks of September 11, 2001 which caused occupancy to drop, which negatively impacted the operations of our hotels.

   Cash Flows from Investing and Financing Activities

   Cash flows provided by investing activities were $17.9 million for the three months ended March 31, 2002, resulting primarily from the changes in our restricted cash reserves and proceeds received from the sale of assets during the period. Cash flows used by financing activities of $104.7 million for the three months ended March 31, 2002 were primarily related to principal repayments made on our debt.

   Cash flows used in investing activities were $23.4 million for the three months ended March 31, 2001, resulting primarily from renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period. Cash flows used in financing activities of $41.8 million for the three months ended March 31, 2001 were primarily related to principal payments made on our debt, distributions made to limited partners and dividend payments made on our preferred stock.

   Credit Facilities

   As of March 31, 2002, we had approximately $223.5 million outstanding under our revolving credit facility, $1.28 billion outstanding on term loans, and $482.1 million outstanding under increasing rate loans. Additionally, we had outstanding letters of credit totaling $53.9 million. Also as of March 31, 2002, we had over $1.3 billion of mortgage debt outstanding that encumbered 116 hotels and capital leases and other debt of $41.3 million, resulting in total indebtedness of approximately $3.35 billion. Included in the total indebtedness is approximately $30 million of debt associated with assets held for sale. As of March 31, 2002, we had $222.6 million of additional availability under the revolving credit facility.

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

   On May 3, 2002, we entered into the third amendment and restatement of our bank credit facilities. The third amendment and restatement permits the issuance of certain debt securities and, in the event that we issue such debt securities, the maturity of the outstanding revolving loans held by the bank lenders who have consented to the third amendment and restatement will be extended from June 30, 2004 to June 30, 2006, as of the date of the issuance of the notes.

   This amendment and restatement directs the net cash proceeds we receive from any such offering of debt securities to be applied as follows:

    . first, to repay all of the outstanding increasing rate loans and cancel the increasing rate term loan facility; and

    . second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans equally, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

   The proceeds from any such offering of debt securities will not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

   The third amendment and restatement also specifically permits us to refinance two or more of our existing mortgages in a single transaction. In such a transaction, the refinancing of the mortgaged properties may be secured by the properties that secured the mortgage being refinanced and/or certain specified unencumbered properties.

   In the event that we issue certain debt securities, the third amendment and restatement will also change the application of proceeds from asset dispositions, exchanges and certain incurrences of indebtedness among the various loan facilities. In addition, the third amendment and restatement allows us to sell certain non-core assets for consideration consisting of marketable securities, assumed indebtedness and cash.

   In connection with the credit agreement, we also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of March 31, 2002, we had a $482 million increasing rate term loan facility.

   Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment will be converted to term loans and will constitute a new class of loans under the credit agreement having the same interest rate and term as the existing term loan facility. The new term loans will be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 will have the same interest rate, but will be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

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

   Under the terms of the applicable credit facility, loan agreement, and lease agreement, as of March 31, 2002, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

                                                  Payments due by year
                              -------------------------------------------------------------
                              Remainder                                           2007 and
                     Total     of 2002    2003       2004      2005      2006    thereafter
                   ---------- --------- --------- ---------- -------- ---------- ----------
                                                (in thousands)
Long term debt and
  capital lease
  obligations..... $3,352,060 $ 55,258   $409,837 $1,156,641 $225,582 $1,253,230  $251,512
Office leases(A)..     10,794    1,608      2,097      2,062    1,838      1,838     1,351
Hotel and ground
  leases(A).......    908,723   46,742     62,420     61,841   61,633     61,633   614,454
                   ---------- --------  --------- ---------- -------- ----------  --------
Total............. $4,271,577 $103,608   $474,354 $1,220,544 $289,053 $1,316,701  $867,317
                   ========== ========  ========= ========== ======== ==========  ========

--------
(A) Office, hotel and ground leases are operating leases and are included in operating expenses.

   For the remainder of 2002, we have scheduled principal payments and debt maturities of approximately $55 million. We are seeking to refinance the remaining mortgages prior to their maturities in 2002; however, there can be no assurance that we will be able to do so. During 2003, we have scheduled principal payments and debt maturities of approximately $409 million. Of that amount, we can elect to extend $179.4 million for two additional twelve month periods. We believe that both we and the lodging industry will continue to be adversely affected by the September 11, 2001 terrorist attacks and their aftermath. Immediately following the attacks, our hotels experienced significant short-term declines in occupancy compared to the prior year. Although occupancies have improved from these very depressed levels, at present, it is not possible to predict the duration of such declines in the medium or long term. We are currently unable to estimate the medium or long-term negative impact that the September 11, 2001 terrorist attacks and their aftermath could have on operations, liquidity, and capital resources (see our December 31, 2001 Form 10-K "Risks Related to Our Indebtedness" on page 15).

   Dividends

   We do not anticipate paying a dividend to our common shareholders and we are prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

   We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the preferred stock. In the quarter ended March 31, 2002, we deferred payments of the cash portion of the preferred stock dividend totaling approximately $7.3 million. This amount has been included in accounts payable and accrued expenses as of March 31, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As a result, an additional dividend of $6.1 million, payable in preferred shares, has been included in accounts payable and accrued expenses for the quarter ended March 31, 2002.

Renovations and Capital Improvements

   During first quarter of 2002, we invested approximately $8.5 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and
(ii) costs related to recurring maintenance. During 2002, we anticipate spending approximately $120 million in capital expenditures primarily for costs related to recurring maintenance capital expenditures and technological initiatives.

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

Inflation

   Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit our ability to raise room rates in the face of inflation.

Seasonality

   The hotel industry is seasonal in nature; however, the periods during which our hotel properties experience higher revenues vary from property to property and depend predominantly on the property's location. Our revenues typically have been higher in the first and second quarters than in the third or fourth quarters.

Critical Accounting Policies and Estimates

   The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of assets; assets held for sale; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Newly Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 141, "Business Combinations," and Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets," collectively referred to as the "Standards". Statement 141 supersedes APB No. 16, "Business Combination." The provisions of Statement 141, (1) require that we use the purchase method of accounting for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Statement 141 also requires that upon adoption of Statement 142, we reclassify carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. Statement 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. Statement 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of Statement 142, (1) prohibit the amortization of goodwill and indefinite-lived intangible assets,
(2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

   We adopted the provisions of SFAS 142 in the first quarter of 2002 and recorded an impairment charge of $324,102,000 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, we did not record $3,034,000 of amortization in the first quarter of 2002 and will not record $12,136,000 annually.

   The impact of the adoption of SFAS 142 on our net (loss) income, and basic and diluted earnings per share is presented in the following tables:

                                                March 31, 2002 March 31, 2001
                                                -------------- --------------
  Reported net (loss) income................... $(343,177,000)  $12,516,000
     Add back: Goodwill amortization...........            --     2,592,000
                                                -------------   -----------
  Adjusted net (loss) income................... $(343,177,000)  $15,108,000
                                                =============   ===========
  Reported basic and diluted earnings per share $       (2.25)  $     (0.09)
     Goodwill amortization.....................            --          0.02
                                                -------------   -----------
  Adjusted basic earnings per share............ $       (2.25)  $     (0.07)
                                                =============   ===========

   The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

                                                         Other Segment (1)
                                                         -----------------
     Balance (net of amortization) as of January 1, 2002   $ 326,843,000
     Reclassification to franchise costs................      (2,350,000)
     Impairment losses..................................    (324,102,000)
                                                           -------------
     Balance as of March 31, 2002.......................   $     391,000
                                                           =============

--------
(1) The fair value of the reporting unit was estimated using the expected present value of future cash flows. The hotel management subsidiaries, which is where goodwill is recorded, are included in the "Other Segment" as described on page 24 under "Results of Reporting Segments". The "Other Segment" includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges.

   In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, the Company adopted SFAS 144. The adoption of SFAS 144 did not have a financial statement impact. The assets held for sale as of December 31, 2001 continue to be accounted for in accordance with SFAS 121.

   In April 2002, the FASB issued SFAS 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. Also, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We are currently evaluating the impact this statement will have on our financial position or results of operations.

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

    . For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at March 31, 2002. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at March 31, 2002.

    . For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2002.

                              Remainder                                                           Face       Fair
                               of 2002  2003(1)      2004       2005        2006     Thereafter   Value      Value
                              --------- --------  ----------  --------   ----------  ---------- ---------- ----------
                                                              (dollars in thousands)
Debt
Long-term debt obligations
 including current portion
  Fixed Rate................. $ 31,666  $  8,291  $   63,703  $ 53,242   $    8,688   $227,710  $  393,300 $  433,352
  Average Interest Rate......    10.05%     8.11%       6.97%     7.71%        9.03%      8.44%
  Variable Rate.............. $ 23,592  $401,547  $1,092,938  $172,341   $1,244,542   $ 23,800  $2,958,760 $2,958,760
  Average Interest Rate......     6.01%     7.03%       9.04%     8.43%       11.35%      1.26%
Interest Rate Derivative
 Financial Instruments
 Related to Debt
Interest Rate Swaps
  Pay Fixed/Receive Variable. $     --  $     --  $       --  $759,429   $       --         --  $  759,429 $  (47,509)
  Average Pay Rate...........     6.14%     6.51%       6.67%     6.68%         -- %        --
  Average Receive Rate.......     2.40%     4.31%       5.44%     5.90%         -- %        --

Interest Rate Caps
  Notional Amount............ $550,000  $428,891  $  339,040  $112,322   $       --         --  $1,430,253 $   (7,385)
  Strike Rate................     6.26%     6.89%       7.93%     9.75%         -- %        --
  Forward Rate...............     2.40%     4.31%       5.44%     5.90%         -- %        --

--------
(1) We can elect to extend $179.4 million for three additional twelve month periods

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

   We were named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the attorneys general of Florida, Texas, New Jersey and California are investigating the issue of energy surcharges. We have received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for our response. We have agreed to settle the two California cases (Bryant and Judd) and plaintiffs' counsel have agreed to dismiss the Illinois and Florida cases. The settlements and dismissals will resolve all of the pending lawsuits. The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 off a future night's stay. If the redemption rate of these coupons is less than 6%, we will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities. However, in no event will this amount exceed $1.5 million. Additionally, we have agreed to pay plaintiff's attorneys' fees of up to $410,000. If the court preliminarily approves the settlement and certifies the settlement class, notice will be mailed to the class members, who will have an opportunity to object or opt out of the settlement. If more than 10% of the class members opt out of the settlement, we can void the settlement. Then there will be a hearing for the court to finally approve the settlement. We have not resolved any of the attorney general actions.

Item 2.  Changes in Securities and Use of Proceeds

   None.

Item 3.  Defaults Upon Senior Securities

   We did not pay the cash portion of the quarterly dividend on our series A and series B preferred stock payable on March 31, 2002. We are prohibited under the terms of our January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on our preferred stock. As of March 31, 2002, we had aggregate deferred payments of the cash portion of the preferred stock dividend totaling approximately $21.9 million. This amount has been included in accounts payable and accrued expenses as of March 31, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As a result, aggregate additional dividends of $17.7 million, payable in preferred shares, has been included in accounts payable and accrued expenses as of March 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

Item No. Description
-------- -----------
 10.1*   Form of Third Amendment and Restatement to the Credit Agreement, dated as of April 22, 2002, by
         Wyndham and the lenders named therein.
 10.2*   Amendment No. 1 to the Second Amendment and Restatement of Wyndham's 1997 Incentive Plan.
 10.3*   Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Fred J. Kleisner.
 10.4*   Addendum No. 4 to Employment Agreement, effective as of January 28, 2002, between Wyndham and Fred J. Kleisner.
 10.5*   Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Theodore Teng.
 10.6*   Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Joseph H. Champ.

--------
*Filed herewith

   (b) Reports on Form 8-K for the quarter ended March 31, 2002:

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

                                          WYNDHAM INTERNATIONAL, INC.

                                                 /S/  RICHARD A. SMITH
                                          By ________________________________
                                                      Richard A. Smith
                                             Executive Vice President and Chief
                                                     Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)

DATED: May 14, 2002