Form 10-Q
period 2002-06-30
WYNDHAM INTERNATIONAL INC
filed 2002-08-13
CIK 715273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to

Commission File Number 1-9320

WYNDHAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2878485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1950 Stemmons Freeway, Suite 6001
Dallas, Texas 75207
(Address of principal executive offices) (Zip Code)

(214) 863-1000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

The number of shares outstanding of the registrant’s class of common stock, par value $.01 per share, as of the close of business on August 6, 2002, was 167,950,617.

WYNDHAM INTERNATIONAL, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$77,994	$165,702
Restricted cash	104,778	85,932
Accounts receivable	124,291	120,283
Inventories	16,743	17,742
Prepaid expenses and other assets	4,529	5,716
Assets held for sale, net of accumulated depreciation of $23,978 in 2002 and $25,685 in 2001	93,809	96,783

Total current assets	422,144	492,158

Investment in real estate and related improvements, net of accumulated depreciation of $978,489 in 2002 and $856,732 in 2001	4,244,480	4,399,256
Investment in unconsolidated subsidiaries	73,001	77,619
Notes and other receivables	47,598	50,385
Management contract costs, net of accumulated amortization $22,160 in 2002 and $18,714 in 2001	92,537	95,227
Leasehold costs, net of accumulated amortization of $34,501 in 2002 and $29,889 in 2001	106,512	111,125
Trade names and franchise costs, net of accumulated amortization of $27,144 in 2002 and $24,041 in 2001	96,594	97,779
Deferred acquisition costs	4,360	4,662
Goodwill, net of accumulated amortization of $54 in 2002 and $49,015 in 2001	391	326,843
Deferred expenses, net of accumulated amortization of $68,058 in 2002 and $54,416 in 2001	67,364	71,214
Other assets	42,291	41,803

Total assets	$5,197,272	$5,768,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$219,002	$213,596
Deposits	29,214	36,079
Borrowings associated with assets held for sale	30,441	30,441
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	79,029	117,484

Total current liabilities	357,686	397,600

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	3,208,786	3,298,070
Derivative financial instruments	73,600	73,490
Deferred income taxes	249,251	290,259
Deferred income	9,078	7,358
Minority interest in the Operating Partnerships	21,368	21,416
Minority interest in other consolidated subsidiaries	70,399	91,657
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
12,580,514 in 2002 and 11,905,060 in 2001	126	119
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
167,950,382 in 2002 and 167,847,940 in 2001	1,678	1,678
Additional paid in capital	3,980,183	3,912,656
Receivables from shareholders and affiliates	(18,608)	(18,121)
Accumulated other comprehensive income	(22,537)	(29,007)
Accumulated deficit	(2,733,738)	(2,279,104)

Total shareholders’ equity	1,207,104	1,588,221

Total liabilities and shareholders’ equity	$5,197,272	$5,768,071

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Hotel revenue	$502,259	581,080	$995,241	$1,185,837
Management fee and service fee income	4,574	4,663	9,043	10,382
Interest and other income	1,870	1,782	3,975	5,461

Total revenue	508,703	587,525	1,008,259	1,201,680

Expenses:
Hotel expenses	382,075	419,680	752,687	845,286
General and administrative	17,593	29,417	36,582	40,517
Bond offering cancellation costs	4,504	—	4,504	—
Interest expense	61,045	79,942	125,462	166,199
Depreciation and amortization	73,338	62,230	145,772	117,072
Loss on sale of assets	1,097	13,259	5,867	12,923
Impairment loss on assets held for sale	—	—	162	—
(Gain) loss on derivative instruments	34,378	(3,273)	33,044	(13,188)

Total expenses	574,030	601,255	1,104,080	1,168,809

Operating (loss) income	(65,327)	(13,730)	(95,821)	32,871
Equity in earnings of unconsolidated subsidiaries	54	1,216	898	1,597

(Loss) income before income taxes, minority interest, accounting change and extraordinary item	(65,273)	(12,514)	(94,923)	34,468
Income tax benefit (provision)	24,147	3,035	35,419	(16,221)

(Loss) income before minority interest, accounting change and extraordinary item	(41,126)	(9,479)	(59,504)	18,247
Minority interest in consolidated subsidiaries	(239)	(2,106)	(939)	(6,952)

(Loss) income before accounting change and extraordinary item	(41,365)	(11,585)	(60,443)	11,295
Cumulative effect of change in accounting principle, net of taxes	—	—	(324,102)	(10,364)
Extraordinary item from early extinguishment of debt, net of taxes	—	(719)	—	(719)

Net (loss) income	$(41,365)	$(12,304)	$(384,545)	$212
Preferred stock dividends	(35,500)	(27,506)	(70,580)	(54,531)

Net loss attributable to common shareholders	$(76,865)	$(39,810)	$(455,125)	$(54,319)

Basic and diluted loss per common share:
Net loss before accounting change and extraordinary item	$(0.46)	$(0.24)	$(0.78)	$(0.26)
Cumulative effect of change in accounting principle, net of taxes	—	—	(1.93)	(0.06)
Extraordinary item	$—	$—	$—	$—

Net loss per common share	$(0.46)	$(0.24)	$(2.71)	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(384,545)	$212
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	145,772	117,072
Amortization of unearned stock compensation	1,801	776
Amortization of deferred loan costs	13,009	10,856
Net loss on sale of assets	5,867	12,923
Loss (gain) on derivative financial instruments	12,729	(15,676)
Impairment loss on assets	162	—
Write-off intangible assets	992	—
Write-off of deferred acquisition costs	1,022	1,445
Provision for bad debt expense	1,449	—
Equity in earnings of unconsolidated subsidiaries	(898)	(1,597)
Minority interest in consolidated subsidiaries	939	6,952
Deferred income taxes	(46,095)	8,415
Cumulative effect of change in accounting principle	324,102	10,364
Extraordinary items	—	719
Changes in assets and liabilities:
Accounts receivable and other assets	(2,230)	5,822
Inventory	999	1,796
Deferred income	912	(517)
Accounts payable and other accrued expenses	(10,690)	(28,376)

Net cash provided by operating activities	65,297	131,186

Cash flows from investing activities:
Improvements and additions to hotel properties	(22,167)	(100,692)
Proceeds from sale of assets	11,561	106,097
Changes in restricted cash accounts	(18,846)	(10,386)
Collection on notes receivable	2,741	6,064
Advances on other notes receivable	(165)	(1,720)
Deferred acquisition costs	(949)	(3,266)
Management contract costs	(257)	(1,038)
Investment in unconsolidated subsidiaries	(327)	(1,600)
Distributions from unconsolidated subsidiaries	968	2,980

Net cash used in investing activities	(27,441)	(3,561)

Cash flows from financing activities:
Borrowings under line of credit facility and mortgage notes	10,000	255,000
Repayments of borrowings under credit facility and other debt	(122,738)	(355,085)
Payment of deferred loan costs	(12,303)	(750)
Contribution received from minority interest in consolidated subsidiaries	1,075	—
Distribution made to minority interest in other partnerships	(2,277)	(5,534)
Dividends and distributions paid	—	(14,624)
Other	(59)	—

Net cash used in financing activities	(126,302)	(120,993)

Foreign currency translation adjustment	738	582
Net (decrease) increase in cash and cash equivalents	(87,708)	7,214
Cash and cash equivalents at beginning of period	165,702	52,460

Cash and cash equivalents at end of period	$77,994	$59,674

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share amounts)
(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owner/operators. As of June 30, 2002, Wyndham owned interests in 127 hotels with over 36,900 guestrooms and leased 37 hotels from third parties with over 5,700 guestrooms. In addition, Wyndham managed 30 hotels for third party owners with over 9,300 guestrooms and franchised 24 hotels with over 4,300 guestrooms.

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships—The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

Corporations and Limited Liability Companies—The condition for control is the ownership of a majority voting interest.

Critical Accounting Policies and Estimates—The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to impairment of assets; assets held for sale; bad debts; income taxes; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s management uses its judgment in projecting which assets will be sold by the Company within the next twelve months. These judgments are based on management’s knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that, upon adoption of SFAS 142, the Company reclassify carrying amounts of certain intangible assets into or out of goodwill based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment that was accounted for using the equity method (“equity-method negative goodwill”) and that was acquired before July 1, 2001, must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain, instead of being deferred and amortized. SFAS 142 prohibits amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

On January 1, 2002, the Company completed the two step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in January 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company did not record $6,068 of amortization in the first six months of 2002, and will not record $12,136 of amortization annually.

The impact of the adoption of SFAS 142 on the net (loss) income, and basic and diluted loss per share is presented in the following tables:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Reported net (loss) income	$(41,365)	$(12,304)	$(384,545)	$212
Add back: Goodwill amortization	—	3,065	—	5,657

Adjusted net (loss) income	$(41,365)	$(9,239)	$(384,545)	$5,869

Reported basic and diluted loss per share	$(0.46)	$(0.24)	$(2.71)	$(0.32)
Goodwill amortization	—	0.02	—	0.03

Adjusted basic and diluted loss per share	$(0.46)	$(0.22)	$(2.71)	$(0.29)

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows:

Other Segment (1)
Balance (net of amortization) as of January 1, 2002	$326,843
Reclassification to franchise costs	(2,350)
Impairment losses	(324,102)

Balance as of June 30, 2002	$391

(1)
The fair value of the reporting unit was estimated using the expected present value of future cash flows. The hotel management subsidiaries, which is where goodwill is recorded, are included in the “Other Segment” as described on page 30 under “Results of Reporting Segments”. The “Other Segment” includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, the Company adopted SFAS 144. The adoption of SFAS 144 did not have a financial statement impact. The assets held for sale as of December 31, 2001 continue to be accounted for in accordance with SFAS 121.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. Also, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company is currently evaluating the impact this statement will have on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact this statement will have on its financial position or results of operations.

Reclassification—Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or accumulated deficits.

2.    Disposition of Assets

During the first six months of 2002, the Company sold two hotel properties and an investment in a restaurant venture. The Company received net cash proceeds of approximately $4,860, after the repayment of mortgage debt of $6,911. The Company recorded a net loss of $2,859 as a result of these asset sales.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

3.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of June 30, 2002 and December 31, 2001 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	June 30, 2002	December 31, 2001	Amortization	Interest Rate	Maturity
Revolving Credit Facility	$213,500	$303,500	None	Libor + 3.75%(1)	June 30, 2004
Term Loans	1,284,150	1,284,150	(2)	Libor + 4.75%(3)	June 30, 2006
Increasing Rate Loans	482,139	482,139	None	Libor + 4.75%(3)	June 30, 2004
Bear, Stearns Funding, Inc.(4)	307,825	307,825	None	Libor + 0.82% to 4.5%	July 1, 2004
Lehman Brothers Holdings Inc.(5)	200,178	202,186	None	Libor + 3.5%	July 1, 2003
Lehman Brothers Holdings Inc.(6)	178,397	179,374	(6)	Libor + 1.9%	August 10, 2003
Metropolitan Life Insurance(7)	95,608	96,271	(8)	8.08%	October 1, 2007
Other Mortgage Notes Payable(9)	515,398	545,842	Various	(10)	(10)
Unsecured financing	1,509	1,509	None	10.5%	May 15, 2006
Capital lease obligations	39,552	43,199

	$3,318,256	$3,445,995
Less current portion:
Mortgage debt-assets held for sale	(30,441)	(30,441)
Current portion of borrowings(11)	(79,029)	(117,484)

Long term debt	$3,208,786	$3,298,070

(1)	The one-month LIBOR rate at June 30, 2002 was 1.839%. The rate was increased to LIBOR plus 3.75% on January 24, 2002.
(2)	On July 1, 2002, $5,000 was repaid and $5,000 each six months thereafter, with the final payment of principal due on June 30, 2006.
(3)	The rate increased to LIBOR plus 4.75% on January 24, 2002.
(4)
During 2001, three properties were included in an exchange of assets, resulting in a repayment of $33,135. As of June 30, 2002, the net book value of the remaining 21 properties is $543,354, net of impairment.

(5)
During 2001, two properties collateralizing the debt were sold and debt was repaid in the amount of $30,347. The net book value of the remaining eight properties is $255,139, net of impairment, as of June 30, 2002. In December 2001, the Company elected to extend the term of the loan for an additional twelve month period. The Company paid an extension fee of $2,021. The loan agreement specifies an interest rate floor of 8%.

(6)
The loan is collaterized by four hotel properties with a net book value of $241,767 at June 30, 2002. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods.

(7)	The loan is collateralized by six Doubletree hotels with a net book value of $174,946 at June 30, 2002.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

(8)	The loan requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.
(9)	The loans are collateralized by 18 hotel properties and a parcel of land with a net book value of $836,318 at June 30, 2002.
(10)
Interest rates range from fixed rates of 6.50% to 11.99% and variable rates of LIBOR plus 1.5% to prime plus 2.5%. The mortgages have a weighted average interest rate at June 30, 2002 of 6.12%. Maturity dates range from 2002 through 2023.

(11)	Subsequent to June 30, 2002, the balances of the term loans, increasing rate loans and revolver were paid down by a total of $20,065 due to the sale of an asset.

On January 24, 2002, the Company reached an agreement with its lenders to permanently amend the senior credit facility and increasing rate loans facility. As of June 30, 2002, these facilities included approximately $1.3 billion in term loans maturing in June 2006 and $482.1 million in increasing rate loans and a revolver with capacity of $500 million both maturing in June 2004. Among other things, these amendments provide for mortgage collateral for 59 properties that were previously unencumbered; an increase in interest rates; a restriction on capital and development spending; a prohibition on paying the cash dividends on the series A and B preferred stock; restrictions on the use of asset sale proceeds and mortgage debt refinancing; and an interest coverage ratio of 1.05 to 1.00 until December 31, 2003 at which time it will increase to 1.25 to 1.00. The applicable interest rate margins are as follows: LIBOR plus 3.75% for the revolving term loans and LIBOR plus 4.75% for the term loans and increasing rate loans. The fees paid in connection with the amendment were approximately $9,586 and will be amortized over the lives of these facilities.

On May 3, 2002, the Company entered into the third amendment and restatement of its senior credit facility and increasing rate loans facility. The third amendment and restatement permits the issuance of certain debt securities and, in the event that the Company issues such debt securities, the maturity of the outstanding revolving loans held by the bank lenders who have consented to the third amendment and restatement will be extended from June 30, 2004 to June 30, 2006.

This amendment and restatement directs the net cash proceeds received from any such offering of debt securities to be applied as follows:

•	first, to repay all of the outstanding increasing rate loans and cancel the increasing rate loans facility; and

•
second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans prorata, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

among the various loan facilities. In addition, the third amendment and restatement allows the Company to sell certain non-core assets for consideration consisting of marketable securities, assumed indebtedness and cash.

In connection with the credit agreement, the Company also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of June 30, 2002, the Company had a $482 million increasing rate term loan facility.

Upon receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement will be converted to term loans and will constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans will be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 will have the same interest rate, but will be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, the Company withdrew the proposed offering of the debt securities due to unfavorable market conditions.

Effective May 1, 2002, the Company amended a mortgage note with a balance of $14,092 with MassMutual. The amendment extended the maturity from May 1, 2002 to September 1, 2002. The note bears interest at 11.99%. On June 26, 2002, the Company amended a mortgage note with a balance of $3,999 with TIB/Bank of the Keys. The amendment extended the maturity from June 26, 2002 to December 26, 2002. The note bears interest at prime plus 2.50%.

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

In connection with the refinancing of the $15,000 mortgage note with Lincoln National Bank, the joint venture partnership agreement between the Company and Maryville Hotel Associates I, L.L.C. was amended on March 1, 2002. Pursuant to the amendment, Maryville Hotel Associates I, L.L.C. became the managing general partner of the partnership effective April 1, 2002. As a result, the Company now accounts for its 50% interest in the partnership using the equity method of accounting.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

4.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. At June 30, 2002, the estimated fair value of the interest rate hedges represented a liability of $73,600.

The Company has no embedded derivatives under SFAS 133, as amended, at June 30, 2002.

The following table represents the derivatives in place as of June 30, 2002:

	Notional Amount	Maturity Date	Swap Rate	Cap Rate		Floor Rate		Trigger Level	Fair Market Value at 06/30/02
Type of Hedge:
Interest Rate Cap	$178,397	08/10/2003	n/a	7.25%		n/a		n/a	$4
Interest Rate Corridor	550,000	12/07/2002	n/a	5.25%		n/a		7.25%	—
Interest Rate Cap—3 year Knockout	100,000	03/06/2003	n/a	4.75%		n/a		7.50%	1
Interest Rate Cap—3 year Knockout	75,000	03/06/2003	n/a	4.75%		n/a		7.50%	1
Interest Rate Cap—3 year Knockout	75,000	03/06/2003	n/a	4.75%		n/a		7.50%	1
Interest Rate Cap	18,990	07/03/2004	n/a	6.50%		n/a		n/a	23
Interest Rate Cap	27,680	07/03/2004	n/a	7.10%		n/a		n/a	21
Interest Rate Cap	42,760	07/03/2004	n/a	8.10%		n/a		n/a	16
Interest Rate Cap	42,760	07/03/2004	n/a	9.70%		n/a		n/a	5
Interest Rate Cap	26,675	08/02/2004	n/a	8.50%		n/a		n/a	9
Structured Collar	180,000	11/04/2004	n/a	6.60	%(1)	5.65	%(2)	n/a	(10,805)
Interest Rate Cap	5,740	07/01/2005	n/a	9.75%		n/a		n/a	1
Interest Rate Cap	106,000	07/01/2005	n/a	9.75%		n/a		n/a	73

	$1,429,002								$(10,650)

Interest Rate Swap	$14,616	04/01/2005	3.92%-4.73%	6.50%		n/a		5.50%	$(431)
Interest Rate Swap	44,625	08/01/2005	4.36%-5.25%	7.85%		n/a		5.75%	(1,934)
Interest Rate Swap—5 year Knockout	150,000	03/06/2005	6.10%-6.75%	n/a		n/a		7.00%-8.50%	(12,881)
Interest Rate Swap—5 year Knockout	550,000	03/07/2005	6.10%-6.75%	n/a		n/a		7.00%-8.50%	(47,702)

	$759,241								$(62,948)

(1)	If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, cap shall be of no force. If on a reset date, LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%
(2)	If on a reset date, LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%

In the second quarter of 2002, the Company recorded a loss of $18,533 for the change in the fair market value of the interest rate hedge contracts through earnings, and an increase of $103 (net of taxes of $69) to other comprehensive income. Also, in the second quarter of 2002, the Company recorded amortization of $3,084 (net of taxes of $2,056) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $10,705 in settlement payments for the ineffective hedges during the second quarter of 2002.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

In the first quarter of 2002, the Company recorded a gain of $16,084 for the change in the fair market value of the interest rate hedge contracts through earnings, and a charge of $1,508 (net of taxes of $1,005) through other comprehensive income. Also, in the first quarter of 2002, the Company recorded amortization of $3,084 (net of taxes of $2,056) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $9,610 in settlement payments for the ineffective hedges during the first quarter of 2002.

Accounting for Derivatives and Hedging Activities

On the date the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow hedge”). Currently, the Company has only entered into derivative contracts designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value non-hedging instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

5.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net (loss) income	$(41,365)	$(12,304)	$(384,545)	$212
Unrealized (loss) gain on securities held for sale	(172)	474	61	492
Unrealized foreign exchange (loss) gain	(1,071)	37	(1,163)	523
Unrealized gain (loss) on derivative instruments	2,981	(1,240)	7,572	(41,121)

Total comprehensive income	$(39,627)	$(13,033)	$(378,075)	$(39,894)

6.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2001
	Basic	Diluted (1), (2)	Basic	Diluted (1), (2)
Loss before extraordinary item	$(41,365)	$(41,365)	$(11,585)	$(11,585)
Preferred stock dividends	(35,500)	(35,500)	(27,506)	(27,506)

Loss attributable to common shareholders before extraordinary item	(76,865)	(76,865)	(39,091)	(39,091)
Extraordinary item	—	—	(719)	(719)

Net loss attributable to common shareholders	$(76,865)	$(76,865)	$(39,810)	$(39,810)

Weighted average number of shares outstanding	167,942	167,942	167,698	167,698

Loss per share:
Loss before extraordinary item	$(0.46)	$(0.46)	$(0.24)	$(0.24)
Extraordinary item	—	—	—	—

Net loss per common share	$(0.46)	$(0.46)	$(0.24)	$(0.24)

(1)
For the three months ended June 30, 2002, the dilutive effect of unvested stock grants of 13,581 and 146,455 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. No option to purchase shares of common stock was issued for the three months ended June 30, 2002. For the three months ended June 30, 2001, the dilutive effect of unvested stock grants of 5,267, the option to purchase 915 shares of common stock and 133,717 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

(2)
For the three months ended June 30, 2002, options to purchase 13,235 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the three months ended June 30, 2001, options to purchase 11,802 shares of common stock at prices ranging from $2.6875 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	Basic	Diluted (1), (2)	Basic	Diluted (1), (2)
(Loss) income before extraordinary item and cumulative effect of accounting change	$(60,443)	$(60,443)	$11,295	$11,295
Preferred stock dividends	(70,580)	(70,580)	(54,531)	(54,531)

Loss attributable to common shareholders before extraordinary item and cumulative effect of accounting change	(131,023)	(131,023)	(43,236)	(43,236)
Extraordinary item	—	—	(719)	(719)

Cumulative effect of accounting change	(324,102)	(324,102)	(10,364)	(10,364)

Net loss attributable to common shareholders	$(455,125)	$(455,125)	$(54,319)	$(54,319)

Weighted average number of shares outstanding	167,898	167,898	167,559	167,559

Loss per share:
Loss before extraordinary item and cumulative effect of accounting change	$(0.78)	$(0.78)	$(0.26)	$(0.26)
Extraordinary item	—	—	—	—
Accounting change	(1.93)	(1.93)	(0.06)	(0.06)

Net loss per common share	$(2.71)	$(2.71)	$(0.32)	$(0.32)

(1)
For the six months ended June 30, 2002, the dilutive effect of unvested stock grants of 13,544 and 146,455 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. No option to purchase shares of common stock was issued for the six months ended June 30, 2002. For the six months ended June 30, 2001, the dilutive effect of unvested stock grants of 2,982, the option to purchase 649 shares of common stock and 133,717 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

(2)
For the six months ended June 30, 2002, options to purchase 13,235 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the six months ended June 30, 2001, options to purchase 12,757 shares of common stock at prices ranging from $2.15 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

7.    Commitments and Contingencies:

Contingencies

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against the Company, Patriot American Hospitality, Inc., which is a wholly-owned subsidiary of the Company,

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

the Company’s operating partnerships (Wyndham International Operating Partnership, L.P. and Patriot American Hospitality Partnership, L.P.) and Paine Webber Group, Inc. This action, captioned Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former stockholders of Bay Meadows Operating Company during a class period from June 2, 1997 to the date the lawsuit was filed. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the merger of Patriot and California Jockey Club based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and incur massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified in the following paragraph have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about August 15, 2001, the court granted the defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants’ motion has been fully submitted and is pending before the Court. The Company intends to defend the suits vigorously.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against the Company, Patriot, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about Wyndham and Patriot. The complaint was filed on behalf of all shareholders who purchased shares of the Company’s capital stock and Patriot’s capital stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV-1429-L, filed on June 23, 1999, David Lee Meisenburg, et al., v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions discussed in the above paragraph and transferred to the Northern District of California for consolidated pre-trial purposes. On or about August 15, 2001, the court granted the defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants’ motion has been fully submitted and is pending before the Court. The Company intends to defend the suits vigorously.

On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming one of the Company’s operating partnerships as a respondent. A similar arbitration was originally filed on or about October 26, 2000 against the Company. The Supreme Court of the State of New York, however, ruled that the Company did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to the Company. The

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

claimants then recommended an identical arbitration, dropped the Company and named the operating partnership as a respondent. The demand for arbitration claims that the claimants and the operating partnership are parties to a contribution agreement dated February 28, 1997 and that the operating partnership is in breach of that agreement. The claimants assert that the operating partnership breached its agreement to pay respondents additional consideration under the contribution agreement by, among other things, allegedly denying the claimants compensation due to them in connection with various transactions initiated by the claimants and provided to the operating partnership, which allegedly provided the operating partnership with growth and added revenue. In addition, the claimants assert that the operating partnership failed to provide the claimants with various other amounts due under the contribution agreement, failed to indemnify the claimants for certain expenses and intentionally and negligently mismanaged the operating partnership’s business. The claimants do not specify the amount of damages sought. The Company intends to defend the claims vigorously.

The Company was named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the attorneys general of Florida, Texas, New Jersey and California investigated the issue of energy surcharges. The Company has received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for a response. The Court has approved a settlement of the two California cases (Bryant and Judd) and plaintiffs’ counsel have agreed to dismiss the Illinois and Florida cases. The settlements and dismissals will resolve all of the pending class action lawsuits. The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 (not in thousands) off a future night’s stay. If the redemption rate of these coupons is less than 6%, the Company will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities. However, in no event will this amount exceed $1.5 million. Additionally, the Company has agreed to pay plaintiff’s attorneys’ fees of up to $410. The Company has entered into an assurance of voluntary compliance with the Texas Attorney General, resolving that States’ investigation. The Florida Attorney General filed a lawsuit claiming that the imposition of energy fees violated the State’s Deceptive and Unlawful Trade Practices Act and False Claim Act. The Company filed a motion to dismiss this suit and intends to present a vigorous defense to it.

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

8.    Dividends

The Company does not anticipate paying a dividend to the common shareholders and is prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on the class A common stock. Also, the Company is prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying the cash portion of any dividends on the preferred stock. However, the holders of the preferred stock are entitled to receive on a quarterly basis a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

On June 30, 2002, the Company issued approximately 1,204 shares of series A preferred stock and 221,152 shares of series B preferred stock. As of June 30, 2002, the Company has deferred payments of the cash portion of the preferred stock dividend totaling $29,248. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. In addition, according to the terms of the series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. During the three months ended June 30, 2002, the Company issued approximately 1,278 shares of series A preferred stock and 234,755 shares of series B preferred stock in payment of all the previously accrued additional dividends through June 30, 2002.

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

Description of reportable segments

The Company has seven reportable segments: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts, Summerfield Suites by Wyndham™, Wyndham Gardens®, other proprietary branded hotel properties, non-proprietary branded hotel properties and other.

•
Wyndham Hotels & Resorts® are upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 250,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service.

•
Wyndham Luxury Resorts are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas.

•
Wyndham Gardens® are full-service properties that serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Gardens® libraries and laundry and room service.

•
Summerfield Suites by Wyndham™ offer guests the highest quality lodging in the upscale all suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

•	In January 2002, the Company sold Manoir de Gressy, the only hotel remaining in the other proprietary branded segment.

•
Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Crowne Plaza®, Embassy Suites®, Marriott®, Courtyard by Marriott®, Sheraton® and independents.

•
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

Factors management used to identify the reportable segments

The Company’s reportable segments are determined by brand affiliation and type of property. The reportable segments are each managed separately due to the specified characteristics of each segment.

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income (loss) for each segment for the three and six months ended June 30, 2002 and 2001 are as follows:

Three Months Ended June 30, 2002	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites by Wyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$269,697	$23,883	$16,780	$28,503	$—	$163,394	$6,446	$508,703
Operating income (loss)	71,870	5,811	2,179	3,123	—	37,202	(185,512)	(65,327)

Three Months Ended June 30, 2001	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites by Wyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$283,489	$23,934	$17,830	$35,081	$1,275	$219,471	$6,445	$587,525
Operating income (loss)	74,002	6,110	3,732	7,410	63	58,995	(164,042)	(13,730)

Six Months Ended June 30, 2002	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites by Wyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$540,206	$51,275	$32,655	$54,399	$288	$316,417	$13,019	$1,008,259
Operating income (loss)	145,712	15,311	3,986	9,024	—	68,521	(338,375)	(95,821)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

Six Months Ended June 30, 2001	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites by Wyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$591,447	$52,366	$35,540	$69,035	$2,433	$435,016	$15,843	$1,201,680
Operating income (loss)	168,472	14,594	6,128	12,480	224	113,308	(282,335)	32,871

The following table represents revenue information by geographic area for the three and six months ended June 30, 2002 and 2001, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended June 30, 2002
	United States	International	Total
Revenues	$502,522	$6,181	$508,703

	Three Months ended June 30, 2001
	United States	International	Total
Revenues	$578,322	$9,203	$587,525

	Six Months ended June 30, 2002
	United States	International	Total
Revenues	$994,462	$13,797	$1,008,259

	Six Months ended June 30, 2001
	United States	International	Total
Revenues	$1,182,676	$19,004	$1,201,680

10.    Supplemental Cash Flow Disclosure:

During the three months ended June 30, 2002, the Company issued a stock dividend of 222,356 shares of series A and series B preferred stock with a value of $22,236. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. In addition, the Company issued an additional stock dividend of 236,033 shares of series A and series B preferred stock with a value of $23,603 in payment of previously accrued additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of June 30, 2002.

During the three months ended March 31, 2002, the Company issued a stock dividend of 217,065 shares of series A and series B preferred stock with a value of $21,706. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

During the three months ended June 30, 2002, the Company recorded an accrual of $18,706 as a result of the change in the fair market value of the derivatives with the offset recognized as a loss of $18,533 and an

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

increase to other comprehensive income of $103 (net of taxes of $69). Also, in the second quarter of 2002, the Company recorded amortization of $3,084 (net of taxes of $2,056) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $10,705 in settlement payments for the ineffective hedges.

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

11.    Subsequent Event:

On July 19, 2002, the Company sold the 385-room Wyndham Myrtle Beach Resort and Arcadian Shores Golf Club, a leasehold interest in a golf course and adjacent land. The Company received net cash proceeds of approximately $30.6 million. The hotel had no mortgage debt. The Company recorded a net loss of $8,220 as a result of the asset sale. Under a short-term transitional agreement, Wyndham Myrtle Beach Resort will retain the Wyndham flag until the Spring of 2003. In connection with the sale of the assets, the Company paid down the balance of its term loans, increasing rate loans and revolver by a total of $20,065. As part of the sale of Wyndham Myrtle Beach, the Company will re-flag the Company-owned and managed Fort Lauderdale Airport property to the Wyndham flag.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors” in our 2001 Annual Report on Form 10-K as well as the following:

•	the impact of general economic conditions in the United States;

•	industry conditions, including competition;

•	our ability to effect sales of our assets on terms and conditions favorable to us;

•	our ability to integrate acquisitions into our operations and management;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity, threats of terrorist activity and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	access to capital markets.

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

Results of operations:

General

As of June 30, 2002, we had 164 owned and leased hotels with approximately 42,600 guestrooms as compared to 167 owned and leased hotels with approximately 42,800 guestrooms at June 30, 2001. This decrease was a result of hotels sold during that twelve month period. As of June 30, 2002, we managed 30 hotels and franchised 24 hotels as compared to 34 managed hotels and 30 franchised hotels at June 30, 2001.

The residual effects of the terrorist attacks of September 11, 2001, a sluggish economy, investor lack of confidence in the stock market and other national and world events have created a significant amount of uncertainty about future prospects and national and world economies. The overall long-term effect on us and the lodging industry is also uncertain. In the face of uncertainty, we have developed and implemented a contingency plan focused particularly on cost management. At the present time, however, it is not possible to predict either the severity or duration of such declines, but weaker hotel performance will, in turn, have an adverse impact on our business, financial condition, and results of operations.

In an agreement dated as of January 24, 2002, we amended and restated our senior credit facility and increasing rate loans facility. Under the terms of the amendment and restatement, all financial covenants, other than the interest coverage ratio test, have been eliminated. The minimum interest coverage ratio has been reduced from 1.75:1.00 to 1.05:1.00 until December 31, 2003, and to 1.25:1.00 thereafter. Pursuant to the amendment and restatement, we provided additional collateral to the lenders, agreed to an increase in the interest rates payable under the senior credit facility, and agreed to limit our capital expenditures to $125 million per year, plus $25 million per year for emergency capital expenditures. We also agreed that we would use 100% of the net cash proceeds from sales of the lenders’ collateral, 75% of the proceeds from other asset sales and proceeds from mortgage refinancings and 100% of the proceeds from new debt issuances to reduce debt outstanding under the credit facilities. We also agreed not to pay the cash portion of the regular quarterly dividend on our series A and series B convertible preferred stock.

On May 3, 2002, we entered into the third amendment and restatement of our credit facilities. The third amendment and restatement permits the issuance of certain debt securities and, in the event that we issue such debt securities, the maturity of the outstanding revolving loans held by the lenders who have consented to the third amendment and restatement will be extended from June 30, 2004 to June 30, 2006.

This amendment and restatement directs the net cash proceeds we receive from any such offering of debt securities to be applied as follows:

•	first, to repay all of the outstanding increasing rate loans and cancel the increasing rate loans facility; and

•
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

In connection with the credit agreement, we also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of June 30, 2002, we had a $482 million increasing rate term loan facility.

Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment and restatement to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement will be converted to term loans and will constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans will be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 will have the same interest rate, but will be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, we withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Results of Operations: Three months ended June 30, 2002 compared with the three months ended June 30, 2001

Our hotel revenues were $502,259,000 and $581,080,000 for the three months ended June 30, 2002 and 2001, respectively. Approximately $29,505,000 of the decrease in our hotel revenues is attributable to those hotels that were sold in 2001. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. Revenue per available room, or RevPAR, decreased 10.7% for the quarter ended June 30, 2002 as compared to the same period in 2001.

Our hotel expenses were $382,075,000 and $419,680,000 for the three months ended June 30, 2002 and 2001, respectively. Approximately $25,440,000 of the decrease in our hotel expenses is attributable to those hotels that were sold in 2001. The remaining decrease is attributable to staffing reductions at hotels and other cost saving initiatives we implemented as our hotel revenues declined.

Our management fee and service fee income was $4,574,000 and $4,663,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts since June 30, 2001.

Our general and administrative expenses were $17,593,000 and $29,417,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in our general and administrative expenses for the quarter ended June 30, 2002 is primarily related to the decrease in conversion costs of $7,171,000 resulting from the implementation of brand standards in our portfolio of hotels during the quarter ended June 30, 2001. The decrease is also due to severance costs paid in 2001 of $5,347,000. This decrease was offset in 2002 in part by an increase in debt restructuring costs of $1,119,000, amortization of retention bonuses of $1,595,000 and an incentive bonus accrual of $1,999,000.

During the three months ended June 30, 2002, our bond offering cancellation costs were $4,504,000. We withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Our interest expense was $61,045,000 and $79,942,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in interest expense is primarily a result of a reduction of interest rates. The average one-month LIBOR rate for the three months ended June 30, 2002 was 1.845% as compared to 4.274% for the three months ended June 30, 2001. The weighted average interest rate as of June 30, 2002 was 6.00% as compared to 7.72% as of June 30, 2001.

For the three months ended June 30, 2002, we recorded a loss of $18,533,000 as compared to a gain of $6,074,000 for the three months ended June 30, 2001 for the change in the fair market value of interest rate hedge contracts. In addition, $103,000 (net of taxes of $69,000) and $1,240,000 (net of taxes of $827,000) were charged through other comprehensive income for the three months ended June 30, 2002 and 2001, respectively, for such change. Also, during the second quarter of 2002, we paid $10,704,846 in settlement payments for the ineffective hedges and recorded amortization of $3,084,000 (net of taxes of $2,056,000) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Our depreciation and amortization expense was $73,338,000 and $62,230,000 for the three months ended June 30, 2002 and 2001, respectively. During the fourth quarter of 2001, we transferred back to held for use certain assets that were previously held for sale thus increasing depreciation expense in the second quarter of

2002 by $12,494,671. The remainder of the increase is due to asset additions subsequent to the second quarter of 2001. This increase was offset by our adopting SFAS 142 during the first quarter of 2002 which impaired our goodwill by $324,102,000 thus reducing amortization expense by $3,034,000 for the three months ended June 30, 2002.

The benefit for income taxes was $24,147,000 and $3,035,000 for the three months ended June 30, 2002 and 2001, respectively. The tax benefit was in part due to operating losses and in part due to depreciation of certain assets that were previously held for sale in the second quarter of 2001, resulting in differences in GAAP and tax depreciation.

Minority interests’ share of income in consolidated subsidiaries was $239,000 and $2,106,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in the allocation of income used in the computation of minority interest was due to depreciation expense now being recorded for assets previously held for sale in 2001. Also, approximately $282,000 of the decrease in minority interest is attributable to those hotels that were sold in 2001.

During the three months ended June 30, 2001, we recorded a charge of $719,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that was repaid.

Our resulting net loss for the three months ended June 30, 2002 was $41,365,000 as compared to net loss of $12,304,000 for the three months ended June 30, 2001.

Results of Operations: Six months ended June 30, 2002 compared with the six months ended June 30, 2001

Our hotel revenues were $995,241,000 and $1,185,837,000 for the six months ended June 30, 2002 and 2001, respectively. Approximately $61,834,000 of the decrease in our hotel revenues is attributable to those hotels that were sold in 2001. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. RevPAR decreased 14.2% for the six months ended June 30, 2002 as compared to the same period in 2001.

Our hotel expenses were $752,687,000 and $845,286,000 for the six months ended June 30, 2002 and 2001, respectively. Approximately $52,232,000 of the decrease in our hotel expenses is attributable to those hotels that were sold in 2001. The remaining decrease is attributable to staffing reductions at hotels and other cost saving initiatives we implemented as our hotel revenues declined.

Our management fee and service fee income was $9,043,000 and $10,382,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts since June 30, 2001.

Our general and administrative expenses were $36,582,000 and $40,517,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in our general and administrative expenses for the six months ended June 30, 2002 is primarily related to the decrease in conversion costs of $7,079,000 resulting from the implementation of brand standards in our portfolio of hotels during the six months ended June 30, 2001. The decrease is also due to severance costs paid of $6,335,000 in 2001. This decrease was offset in 2002 in part by an increase in debt restructuring costs of $1,506,000, amortization of retention bonuses of $3,162,000 and an incentive bonus accrual of $3,999,000.

During the six months ended June 30, 2002, our bond offering cancellation costs were $4,504,000. We withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Our interest expense was $125,462,000 and $166,199,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in interest expense is primarily a result of a reduction of interest rates. The average one-month LIBOR rate for the six months ended June 30, 2002 was 1.846% as compared to 4.906% for the six months ended June 30, 2001. The weighted average interest rate as of June 30, 2002 was 6.00% as compared to 7.72% as of June 30, 2001.

For the six months ended June 30, 2002, we recorded a loss of $2,451,000 as compared to a gain of $15,676,000 for the six months ended June 30, 2001 for the change in the fair market value of interest rate hedge contracts. In addition, $1,405,000 (net of taxes of $936,000) and $19,430,000 (net of taxes of $12,954,000) were charged through other comprehensive income as of June 30, 2002 and 2001, respectively, for such change. Also, during the six months ended June 30, 2002, we paid $20,315,000 in settlement payments for the ineffective hedges and recorded amortization of $6,167,000 (net of taxes of $4,111,000) to earnings during the six months ended June 30, 2002 as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Our depreciation and amortization expense was $145,772,000 and $117,072,000 for the six months ended June 30, 2002 and 2001, respectively. During the fourth quarter of 2001, we transferred back to held for use certain assets that were previously held for sale thus increasing depreciation expense for the six months ended June 30, 2002 by $24,493,000. The remainder of the increase is due to asset additions subsequent to the second quarter of 2001. This increase was offset by our adopting SFAS 142 during the first quarter of 2002 which impaired our goodwill by $324,102,000 thus reducing amortization expense by $6,068,000 for the six months ended June 30, 2002.

The benefit for income taxes was $35,419,000 for the six months ended June 30, 2002. The provision for income taxes was $16,221,000 for the six months ended June 30, 2001. The tax benefit was in part due to operating losses and in part due to depreciation of certain assets that were previously held for sale during the six months ended June 30, 2001, resulting in differences in GAAP and tax depreciation.

Minority interests’ share of income in consolidated subsidiaries was $939,000 and $6,952,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in the allocation of income used in the computation of minority interest was due to depreciation expense now being recorded for assets previously held for sale in 2001. Also, approximately $3,304,000 of the decrease in minority interest is attributable to those hotels that were sold in 2001.

Our adoption of SFAS No. 142 during the six months ended June 30, 2002 resulted in the cumulative effect of an accounting change of $324,102,000 being recognized in our condensed consolidated statement of operations as compared to $10,364,000 (net of taxes of $6,911,000) for the adoption of SFAS No. 133 for the six months ended June 30, 2001.

During the six months ended June 30, 2001, we recorded a charge of $719,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that was repaid.

Our resulting net loss for the six months ended June 30, 2002 was $384,545,000 as compared to net income of $212,000 for the six months ended June 30, 2001.

Results of reporting segments:

Our results of operations are classified into seven reportable segments. Those segments include (1) Wyndham Hotel & Resorts®, (2) Wyndham Luxury Resorts, (3) Wyndham Gardens®, (4) Summerfield Suites by Wyndham™, (5) other proprietary branded hotel properties, (6) non-proprietary branded properties and (7) other.

Three months ended June 30, 2002 compared with the three months ended June 30, 2001

Wyndham Hotels & Resorts® represented approximately 53.0% and 48.1% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $269,697,000 compared to $283,489,000 for the three months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $71,870,000 compared to $74,002,000 for the three months ended June 30, 2002 and 2001, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to decreases in average daily rate, or ADR, of 9.0% due to the sluggish economy and the residual effects of September 11, 2001 while occupancy remained flat.

Wyndham Luxury Resorts represented approximately 4.7% and 4.1% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $23,883,000 compared to $23,934,000 for the three months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $5,811,000 compared to $6,110,000 for the same periods, respectively. The decreases in both revenue and operating income for this segment can be primarily attributed to decreases in ADR of 17.1% in 2002 due to the sluggish economy and the residual effects of September 11, 2001. The decrease in ADR was partially offset by an increase in occupancy of 8.8%.

Wyndham Gardens® represented approximately 3.3% and 3.0% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $16,780,000 compared to $17,830,000 for the three months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $2,179,000 compared to $3,732,000 for the same periods, respectively. The decreases in both revenue and operating income for this segment resulted primarily from a decline in ADR of 15.3% in 2002 due to the sluggish economy and the residual effects of September 11, 2001 while occupancy remained flat.

Summerfield Suites by Wyndham™ represented approximately 5.6% and 6.0% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $28,503,000 compared to $35,081,000 for the three months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $3,123,000 compared to $7,410,000 for the same periods, respectively. The decreases in both revenue and operating income were primarily due to declines in ADR of 14.9% due to the sluggish economy and the residual effects of September 11, 2001.

The decrease in other proprietary branded properties was a result of our sale of Manoir de Gressy in January 2002. No hotel remains in this segment.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and other major hotel franchises, represented approximately 32.1% and 37.3% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $163,394,000 compared to $219,471,000 for the three months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $37,202,000 and $58,995,000 for the quarters ended June 30, 2002 and 2001, respectively. The decreases in both revenue and operating income were due to the sale of non-proprietary branded assets in 2001. Also, operating results were impacted by declines in ADR and occupancy of 6.90% and 2.8%, respectively, in 2002 due to the sluggish economy and the residual effects of September 11, 2001.

We have identified 51 of these non-proprietary branded hotels as non-strategic assets which we intend to sell. However, these non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value. These 51 assets represented approximately 28% of our revenue and 30% of our adjusted EBITDA for the three months ended June 30, 2002 and 27% of our revenue and 28% of our adjusted EBITDA for the three months ended June 30, 2001. EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it provides useful information regarding our ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations, as determined by generally accepted accounting principles. EBITDA as presented by us may not be comparable to other similarly titled measures used by other companies. Adjusted EBITDA is EBITDA adjusted for certain non-recurring items.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for this segment was $6,446,000 and $6,445,000 for the three months ended June 30, 2002 and 2001, respectively. Operating losses for the segment were $185,512,000 and $164,042,000 for the three months ended June 30, 2002 and 2001, respectively. The increase in operating loss of $21,470,000 is primarily attributable to increases in certain expenses such as loss on derivative financial instruments of $37,651,000, bond offering cancellation costs of $4,504,000 and depreciation expense of $12,495,000. The increase in the loss on derivative instruments of $37,651,000 was primarily a result of changes in the fair market value of the interest rate hedge contracts. The bond offering cancellation costs of $4,504,000 were the costs associated with the proposed issuance of debt securities which was later withdrawn due to unfavorable market conditions. The increase in depreciation expense of $12,495,000 was primarily a result of the depreciation of assets previously held for sale. This increase was offset in part by the decreases in interest expense of $18,898,000 and general and administrative expense such as conversion costs of $7,171,000 and severance costs of $5,347,000 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

Six months ended June 30, 2002 compared with the six months ended June 30, 2001

Wyndham Hotels & Resorts® represented approximately 53.6% and 49.1% of our total revenue for the six months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $540,206,000 compared to $591,447,000 for the six months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $145,712,000 compared to $168,472,000 for the six months ended June 30, 2002 and 2001, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to declines in ADR and occupancy of 10.4% and 2.5%, respectively, in 2002 due to the sluggish economy and the residual effects of September 11, 2001.

Wyndham Luxury Resorts represented approximately 5.1% and 4.3% of our total revenue for the six months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $51,275,000 compared to $52,366,000 for the six months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $15,311,000 compared to $14,594,000 for the same periods, respectively. The decrease in revenue for this segment can be primarily attributed to decreases in ADR of 17.6% in 2002 due to the sluggish economy and the residual effects of September 11, 2001. The decrease in ADR was partially offset by an increase in occupancy of 6.0%. The increase in operating income is due to a reduction of staff and other cost saving measures implemented after the second quarter of 2001.

Wyndham Gardens® represented approximately 3.2% and 2.9% of our total revenue for the six months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $32,655,000 compared to $35,540,000 for the six months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $3,986,000 compared to $6,128,000 for the same periods, respectively. The decreases in both revenue and operating income for this segment resulted primarily from declines in ADR and occupancy of 15.4% and 2.5%, respectively, in 2002 due to the sluggish economy and the residual effects of September 11, 2001.

Summerfield Suites by Wyndham™ represented approximately 5.4% and 5.7% of our total revenue for the six months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $54,399,000 compared to $69,035,000 for the six months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $9,024,000 compared to $12,480,000 for the same periods, respectively. The decrease in both revenue and operating income for this segment resulted primarily from declines in ADR and occupancy of 16.4% and 2.3%, respectively, due to the sluggish economy and the residual effects of September 11, 2001.

The decrease in other proprietary branded properties was a result of our sale of Manoir de Gressy in January 2002. No hotel remains in this segment.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and other major hotel franchises, represented approximately 31.4% and 36.1% of our total revenue for the six months ended June 30, 2002 and 2001, respectively. Total revenue for this segment was $316,417,000 compared to $435,016,000 for the six months ended June 30, 2002 and 2001, respectively. Operating income for this segment was $68,521,000 and $113,308,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in both revenue and operating income was due primarily to the sale of non-proprietary branded assets in 2001. Also, operating results were impacted by declines in ADR and occupancy of 7.4% and 4.9%, respectively, in 2002 due to the sluggish economy and the residual effects of September 11, 2001.

We have identified 51 of these non-proprietary branded hotels as non-strategic assets which we intend to sell. However, these non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value. These 51 assets represented approximately 27% of our revenue and 26% of our adjusted EBITDA for the six months ended June 30, 2002 and 26% of our revenue and 24% of our adjusted EBITDA in 2001.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for this segment was $13,019,000 and $15,843,000 for the six months ended June 30, 2002 and 2001, respectively. The $2,824,000 decrease was primarily the result of lost management fees from contracts lost and the decline in hotel revenue. Operating losses for the segment were $338,375,000 and $282,335,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in operating loss of $56,040,000 was primarily attributable to increases in certain expenses such as loss on derivative instruments of $46,232,000, bond offering cancellation costs of $4,504,000 and depreciation expense of $24,493,000. The increase in the loss on derivative instruments of $46,232,000 was primarily a result of changes in the fair market value of the interest rate hedge contracts. The bond offering cancellation costs of $4,504,000 were the costs associated with the proposed issuance of debt securities which was later withdrawn due to unfavorable market conditions. The increase in depreciation expense of $24,493,000 was primarily a result of the depreciation of assets previously held for sale. This increase was offset in part by the decreases in interest expense of $40,737,000 and general and administrative expense, such as conversion costs of $7,079,000 and severance costs of $6,335,000 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Statistical Information

During 2002, our portfolio of 164 owned and leased hotels experienced a decline in ADR, occupancy and REVPAR for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. The following table sets forth certain statistical information for the 164 owned and leased hotels for 2002 and 2001 as if the hotels were owned or leased for the entire periods presented.

	Three months ended June 30,						Six months ended June 30,
	Occupancy		ADR		REVPAR		Occupancy		ADR		REVPAR
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Wyndham Hotels & Resorts	73.8%	74.4%	$116.78	$128.37	$86.21	$95.48	70.1%	72.6%	$124.37	$138.80	$87.18	$100.83
Wyndham Luxury Resorts	79.1	70.3	229.26	276.59	181.24	194.39	77.0	70.9	261.39	317.07	201.20	224.95
Wyndham Garden Hotels	63.8	63.5	77.65	91.69	49.55	58.23	60.1	62.6	79.29	93.73	47.63	58.65
Summerfield Suites by Wyndham	81.8	82.6	104.59	122.95	85.51	101.50	78.0	80.4	105.03	125.62	81.95	100.95
Non-Proprietary Branded Hotels	66.4	69.2	103.17	110.84	68.53	76.73	63.0	67.9	104.99	113.4	66.15	76.96

Weighted average	71.1%	72.4%	$109.73	$120.67	$78.01	$87.34	67.5%	70.8%	$114.56	$127.31	$77.33	$90.15

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2002 were $77.9 million and our restricted cash was $104.8 million. Our cash and cash equivalents as of June 30, 2001 were $59.7 million and our restricted cash was $108.5 million.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $65.3 million and $131.2 million for the six months ended June 30, 2002 and 2001, respectively. Operational cash flows were negatively impacted by those hotels that were sold in 2001, the sluggish economy and the residual effects of the terrorist attacks of September 11, 2001.

Cash Flows from Investing and Financing Activities

Cash flows used in investing activities were $27.4 million for the six months ended June 30, 2002, resulting primarily from renovation expenditures at certain hotels and changes in our restricted cash reserves. This was offset by proceeds received from the sale of assets during the period. Cash flows used in financing activities of $126.3 million for the six months ended June 30, 2002 were primarily related to principal repayments made on our debt and distributions made to limited partners.

Cash flows used in investing activities were $3.6 million for the six months ended June 30, 2001, resulting primarily from renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period. Cash flows used in financing activities of $121.0 million for the six months ended June 30, 2001 were primarily related to principal payments made on our debt, distributions made to limited partners and dividend payments made on our preferred stock.

Credit Facilities

As of June 30, 2002, we had approximately $213.5 million outstanding under our revolving credit facility, $1.28 billion outstanding on term loans, and $482 million outstanding under increasing rate loans facility. Additionally, we had outstanding letters of credit totaling $53.9 million. Also as of June 30, 2002, we had over $1.3 billion of mortgage debt outstanding that encumbered 116 hotels and capital leases and other debt of $41.1 million, resulting in total indebtedness of approximately $3.32 billion. Included in the total indebtedness is approximately $30 million of debt associated with assets held for sale. As of June 30, 2002, we had $232.6 million of additional availability under the revolving credit facility.

On January 24, 2002, we successfully reached an agreement with the lenders under our senior credit facility and our increasing rate loans facility to permanently amend these facilities. The key terms of the amendments are as follows:

•	The total leverage ratio and the senior secured leverage ratio requirements have been eliminated from the facilities;

•	The interest coverage ratio decreased from 1.75 to 1.00 to 1.05 to 1.00 until December 31, 2003, at which time it will increase to 1.25 to 1.00;

•	We granted mortgages on 59 of our properties that were not previously encumbered;

•	The interest rate on our term loans increased to LIBOR plus 4.75% per annum;

•	The interest rate on our revolving credit facility increased to LIBOR plus 3.75% per annum;

•
100% of the net cash proceeds from sales of the lenders’ collateral, and 75% of the net cash proceeds we receive from other asset sales and any excess proceeds we receive from any mortgage debt refinancing must be used to reduce the amounts outstanding under the senior credit facility and the increasing rate loans facility;

•	100% of the net cash proceeds we receive from any new debt issuance must be used to reduce the amounts outstanding under the senior credit facility and the increasing rate loans facility;

•	Our capital and development spending cannot exceed $125 million per annum, with $25 million available for use in certain emergencies; and

•	We cannot pay the cash portion of the regular quarterly dividends on our series A and series B preferred stock.

On May 3, 2002, we entered into the third amendment and restatement of our senior credit facility and our increasing rate loans facility. The third amendment and restatement permits the issuance of certain debt securities and, in the event that we issue such debt securities, the maturity of the outstanding revolving loans held by the lenders who have consented to the third amendment and restatement will be extended from June 30, 2004 to June 30, 2006, as of the date of the issuance of the debt securities.

This amendment and restatement directs the net cash proceeds we receive from any such offering of debt securities to be applied as follows:

•	first, to repay all of the outstanding increasing rate loans and cancel the increasing rate loans facility; and

•
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

In connection with the credit agreement, we also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of June 30, 2002, we had a $482 million increasing rate term loan facility.

Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment and restatement to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement will be converted to term loans and will constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans will be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 will have the same interest rate, but will be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, we withdrew the proposed offering of the debt securities due to unfavorable market conditions.

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

Under the terms of the applicable credit facility, loan agreement, and lease agreement, as of June 30, 2002, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

		Payments due by year
	Total	Remainder of 2002		2003	2004	2005	2006	2007 and thereafter
	(in thousands)
Long term debt and capital lease obligations	$3,318,256	$61,033	(B)	$407,566	$1,142,737	$225,218	$1,244,317	$237,385
Office leases(A)	10,259	1,073		2,097	2,062	1,838	1,838	1,351
Hotel and ground leases(A)	893,143	31,162		62,420	61,841	61,633	61,633	614,454

Total	$4,221,658	$93,268		$472,083	$1,206,640	$288,689	$1,307,788	$853,190

(A)	Office, hotel and ground leases are operating leases and are included in operating expenses.
(B)	Subsequent to June 30, 2002, we paid down the balances of our term loans, increasing rate loans and revolver by a total of $20,065 due to the sale of an asset.

For the remainder of 2002, we have scheduled principal payments and debt maturities of approximately $61 million of which, subsequent to June 30, 2002, $20,065 was paid down due to the sale of an asset. We are seeking to refinance the remaining mortgages prior to their maturities in 2002; however, there can be no assurance that we will be able to do so. During 2003, we have scheduled principal payments and debt maturities of approximately $408 million. Of that amount, we can elect to extend $178.4 million for three additional twelve month periods. Although occupancies have improved from very depressed levels following the events of September 11, 2001, at present, it is not possible to predict the duration of declines in the medium or long term on operations, liquidity, and capital resources (see our December 31, 2001 Form 10-K “Risks Related to Our Indebtedness” on page 15).

Dividends

We do not anticipate paying a dividend to our common shareholders and we are prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.2 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the preferred stock. As of June 30, 2002, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $29.2 million. This amount has been included in accounts payable and accrued expenses as of June 30, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. In the quarter ended June 30, 2002, we issued an additional stock dividend of 236,033 shares of series A and series B preferred stock with a value of $23,603 in payment of all previously accrued additional dividends through June 30, 2002.

Renovations and Capital Improvements

During the first six months of 2002, we invested approximately $22.2 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2002, we anticipate spending approximately $120 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

We attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotel’s operations. Therefore, we do not believe such renovations and capital improvements will have a material effect on the results of operations of the hotels. Capital expenditures will be financed through capital expenditure reserves or with working capital.

Inflation

Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit our ability to raise room rates in the face of inflation.

Seasonality

The hotel industry is seasonal in nature; however, the periods during which our hotel properties experience higher revenues vary from property to property and depend predominantly on the property’s location. Our revenues typically have been higher in the first and second quarters than in the third or fourth quarters.

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

Our management uses judgment in projecting which assets will be sold by us within this next twelve months. These judgments are based on our management’s knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against us.

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 141, “Business Combinations,” and Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” collectively referred to as the “Standards”. Statement 141 supersedes APB 16, “Business Combination.” The provisions of Statement 141 (1) require that we use the purchase method of accounting for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Statement 141 also requires that, upon adoption of Statement 142, we reclassify carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. Statement 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. Statement 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of Statement 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

We adopted the provisions of SFAS 142 in the first quarter of 2002 and recorded an impairment charge of $324,102,000 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, we did not record $6,068,000 of amortization in the first six months of 2002 and will not record $12,136,000 annually.

The impact of the adoption of SFAS 142 on our net (loss) income, and basic and diluted loss per share is presented in the following tables:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Reported net (loss) income	$(41,365)	$(12,304)	$(384,545)	$212
Add back: Goodwill amortization	—	3,065	—	5,657

Adjusted net (loss) income	$(41,365)	$(9,239)	$(384,545)	$5,869

Reported basic and diluted loss per share	$(0.46)	$(0.24)	$(2.71)	$(0.32)
Goodwill amortization	—	0.02	—	0.03

Adjusted basic and diluted loss per share	$(0.46)	$(0.22)	$(2.71)	$(0.29)

The changes in the carrying amount of goodwill for the quarter ended June 30, 2002 were as follows:

Other Segment (1)
Balance (net of amortization) as of January 1, 2002	$326,843
Reclassification to franchise costs	(2,350)
Impairment losses	(324,102)

Balance as of June 30, 2002	$391

(1)
The fair value of the reporting unit was estimated using the expected present value of future cash flows. The hotel management subsidiaries, which is where goodwill is recorded, are included in the “Other Segment” as described on page 30 under “Results of Reporting Segments”. The “Other Segment” includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, the Company adopted SFAS 144. The adoption of SFAS 144 did not have a financial statement impact. The assets held for sale as of December 31, 2001 continue to be accounted for in accordance with SFAS 121.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. Also, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We are currently evaluating the impact this statement will have on our financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact this statement will have on our financial position or results of operations.

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

•
For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at June 30, 2002. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at June 30, 2002.

•
For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 2002.

	Remainder of 2002	2003(1)	2004	2005	2006	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$27,270	$8,291	$63,703	$53,242	$8,688	$227,710	$388,904	$428,996
Average Interest Rate	10.09%	8.11%	6.97%	7.71%	9.03%	8.44%
Variable Rate	$33,763	$399,275	$1,079,034	$171,976	$1,235,629	$9,675	$2,929,352	$2,929,352
Average Interest Rate	6.47%	6.84%	9.01%	8.42%	11.14%	1.80%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$—	$759,241	$—	—	$759,241	$(62,948)
Average Pay Rate	6.14%	6.51%	6.67%	6.68%	—	—
Average Receive Rate	1.91%	2.84%	4.26%	5.02%	—	—
Interest Rate Caps
Notional Amount	$550,000	$428,397	$338,865	$111,740	$—	—	$1,429,002	$(10,650)
Strike Rate	6.26%	6.89%	7.93%	9.75%	—	—
Forward Rate	1.91%	2.84%	4.26%	5.02%	—	—

(1)	We can elect to extend $179.4 million for three additional twelve month periods

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against us, Patriot, our operating partnerships and Paine Webber Group, Inc. This action, captioned Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former stockholders of Bay Meadows stock during a class period from June 2, 1997 to the date the lawsuit was filed. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Cal Jockey merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and incur massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C-99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999), also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified in the following paragraph have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about August 15, 2001, the court granted the defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants’ motion has been fully submitted and is pending before the Court. We intend to defend the suits vigorously.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-V1416-D, was filed in the Northern District of Texas against us, Patriot, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about us and Patriot. The complaint was filed on behalf of all shareholders who purchased shares of our capital stock and Patriot’s capital stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV-1429-L, filed on June 23, 1999, David Lee Meisenburg, et al., v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions discussed in the above paragraph and transferred to the Northern District of California for consolidated pre-trial purposes. On or about August 15, 2001, the court granted the defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the complaint. On or about October 15, 2001, the plaintiffs filed an amended complaint seeking monetary damages but did not specify the amount of damages being sought. On December 20, 2001, the defendants moved to dismiss the amended complaint. The defendants’ motion has been fully submitted and is pending before the court. We intend to defend the suits vigorously.

On or about May 8, 2001, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. and GH-Resco, L.L.C. naming one of our operating partnerships as a respondent. A similar arbitration was originally filed on or about October 26, 2000 against us. The Supreme Court of the State of New York, however, ruled that we did not agree to arbitrate any claims with the claimants and stayed the arbitration with respect to us. The claimants then recommended an identical arbitration, dropped us and named our operating partnership as a respondent. The demand for arbitration claims that the claimants and our operating partnership are parties to a contribution agreement dated February 28, 1997 and that our operating partnership is in breach of that agreement. The claimants assert that our operating partnership breached its agreement to pay respondents additional consideration under the contribution agreement by, among other things, allegedly denying the claimants compensation due to them in connection with various transactions initiated by the claimants and provided to our operating partnership, which allegedly provided our operating partnership with growth and added revenue. In addition, the claimants assert that our operating partnership failed to provide the claimants with various other amounts due under the contribution agreement, failed to indemnify the claimants for certain expenses and intentionally and negligently mismanaged our operating partnership’s business. The claimants do not specify the amount of damages sought. We intend to defend the claims vigorously.

We were named as a defendant in four lawsuits stemming from hotels charging energy surcharges in addition to room rates. The lawsuits were filed in California (Bryant v. Wyndham International, Inc. and Judd v. Wyndham International, Inc.), Illinois (Nicolloff v. Wyndham International, Inc.) and Florida (Soper v. Wyndham International, Inc.). All of these cases are class actions, with two being on behalf of purported nationwide classes. The basis for each of the cases is that an energy surcharge was not disclosed at the time the room rate was quoted, and the cases allege various causes of action for breach of contract and unfair business practices under state law. Additionally, the attorneys general of Florida, Texas, New Jersey and California investigated the issue of energy surcharges. We have received subpoenas in Florida, Texas and New Jersey. Finally, the Office of Consumer Affairs of Suffolk County, New York received a complaint related to an energy surcharge, and has asked for our response. The Court has approved a settlement of the two California cases (Bryant and Judd) and plaintiffs’ counsel have agreed to dismiss the Illinois and Florida cases. The settlements and dismissals will resolve all of the pending class action lawsuits. The basic terms of the settlement are that each person who paid an energy surcharge will be entitled to a coupon for $15 off a future night’s stay. If the redemption rate of these coupons is less than 6%, we will make up the difference by donating room nights, conference rooms, ballrooms or the equivalent to charitable or governmental entities. However, in no event will this amount exceed $1.5 million. Additionally, we have agreed to pay plaintiff’s attorneys’ fees of up to $410,000. We entered into an assurance of voluntary compliance with the Texas Attorney General, resolving that States’ investigation. The Florida Attorney General filed a lawsuit claiming that the imposition of energy fees violated the State’s Deceptive and Unlawful Trade Practices Act and False Claim Act. We filed a motion to dismiss this suit and intend to present a vigorous defense to it.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to our senior credit facility and increasing rate loans facility from paying cash dividends on our preferred stock. As of June 30, 2002, we had aggregate deferred payments of the cash portion of the preferred stock dividend totaling approximately $29.2 million. This amount has been included in accounts payable and accrued expenses as of June 30, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. In the quarter ended June 30, 2002, we issued an additional stock dividend of 236,033 shares of series A and series B preferred stock with a value of $23,603 in payment of all previously accrued additional dividends.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 11, 2002. During this meeting, our stockholders were asked to consider and vote upon three proposals: to approve the proposed amendments to our restated certificate of incorporation to enable us to effect a reverse stock split of our outstanding class A common stock by a ratio of between one-for-two and one-for-ten, to ratify the appointment of our independent auditors for the 2002 calendar year, and to elect certain individuals to our board of directors. On the date of the annual meeting, a total of 167,847,940 shares of class A common stock (aggregated to 167,847,940 votes) and 12,056,490.720 shares of series B preferred stock (equivalent to 140,354,431 votes) were outstanding and entitled to vote. The holders of class A common stock and series B preferred stock were entitled to vote together on all matters presented at the meeting, except that only holders of class A common stock were entitled to vote for the election of class A directors and only holders of series B preferred stock were entitled to vote for the election of class B directors. In addition, the holders of class A common stock were entitled to vote as a separate class on the proposed amendments to our restated certificate of incorporation. For each proposal, the results of the shareholder voting were as follows:

		Votes FOR	Votes AGAINST	Abstaining	Broker Non-Votes
1.
To consider and approve the proposed amendments to our restated certificate of incorporation to enable us to effect a reverse stock split of our outstanding class A common stock by a ratio of between one-for-two and one-for-ten. Our board of directors would retain discretion to elect to implement one of the proposed amendments, or elect not to implement any of them:

	class A common and series B preferred stock voting together	262,521,742	4,107,008	271,963	—
	class A common stock voting as a separate class	131,233,467	4,107,008	271,963

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2002 calendar year;	266,075,557	508,622	316,533	—

3.
To elect to our board of directors seven directors, consisting of three class A directors, three class B directors and one class C director, to serve until 2003 annual meeting of stockholders or until their respective successors are duly elected and qualified, as follows:

	Class A Directors
	Karim Alibhai	134,143,546	1,468,893	—	—
	Milton Fine	134,233,884	1,378,555	—	—
	Susan T. Groenteman	134,112,299	1,500,140	—	—

	Class B Directors
	Thomas H. Lee	131,288,275	—	—	—
	Alan M. Leventhal	131,288,275	—	—	—
	William L. Mack	131,288,275	—	—	—

	Class C Director
	Stephen T. Clark	265,521,899	1,377,825	—	—

The following directors shall continue in office after the Company’s annual meeting of stockholders held on June 11, 2002:

Class A Directors—Leonard Boxer, Fred J. Kleisner, Rolf E. Ruhfus, Lynn Swann and Sherwood Weiser.

Class B Directors—Leon D. Black, Lee S. Neibart, Marc J. Rowan, Scott A. Schoen and Scott M. Sperling.

Class C Directors—Norman Brownstein and Paul Fribourg.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

Item No.	Description
99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K for the quarter ended June 30, 2002:

We filed a Current Report on Form 8-K on May 17, 2002 to report our plan to offer $750 million in principal amount of senior secured notes due 2008. On June 7, 2002, we withdrew the proposed offering of the debt securities due to unfavorable market conditions.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WYNDHAM INTERNATIONAL, INC

By	/s/ RICHARD A. SMITH
Richard A. Smith Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

DATED: August 13, 2002