Form 10-Q
period 2002-09-30
WYNDHAM INTERNATIONAL INC
filed 2002-11-13
CIK 715273

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on November 8, 2002, was 167,999,126.

WYNDHAM INTERNATIONAL, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I:    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$52,735	$165,702
Restricted cash	112,629	85,932
Accounts receivable	111,600	120,283
Inventories	16,293	17,742
Prepaid expenses and other assets	8,323	7,598
Assets held for sale, net of accumulated depreciation of $105,271 in 2002 and $25,685 in 2001	466,499	96,783

Total current assets	768,079	494,040

Investment in real estate and related improvements, net of accumulated depreciation of $953,907 in 2002 and $856,732 in 2001	3,796,145	4,399,256
Investment in unconsolidated subsidiaries	72,327	77,619
Notes and other receivables	46,174	50,385
Management contract costs, net of accumulated amortization $23,491in 2002 and $18,714 in 2001	89,626	95,227
Leasehold costs, net of accumulated amortization of $36,506 in 2002 and $29,889 in 2001	104,508	111,125
Trade names and franchise costs, net of accumulated amortization of $28,768 in 2002 and $24,041 in 2001	95,036	97,779
Deferred acquisition costs	4,385	4,662
Goodwill, net of accumulated amortization of $54 in 2002 and $49,015 in 2001	391	326,843
Deferred expenses, net of accumulated amortization of $74,635 in 2002 and $54,416 in 2001	62,442	71,214
Other assets	40,776	41,803

Total assets	$5,079,889	$5,769,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$238,179	$215,478
Deposits	29,228	36,079
Borrowings associated with assets held for sale	228,182	30,441
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	388,633	117,484

Total current liabilities	884,222	399,482

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	2,670,183	3,298,070
Derivative financial instruments	96,707	73,490
Deferred income taxes	203,299	290,259
Deferred income	9,530	7,358
Minority interest in the Operating Partnerships	21,368	21,416
Minority interest in other consolidated subsidiaries	70,020	91,657
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
12,872,927 in 2002 and 11,905,060 in 2001	129	119
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
167,999,126 in 2002 and 167,847,940 in 2001	1,680	1,678
Additional paid in capital	4,009,889	3,912,656
Receivables from shareholders and affiliates	(18,856)	(18,121)
Accumulated other comprehensive income	(20,038)	(29,007)
Accumulated deficit	(2,848,244)	(2,279,104)

Total shareholders’ equity	1,124,560	1,588,221

Total liabilities and shareholders’ equity	$5,079,889	$5,769,953

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Hotel revenue	$382,644	$392,796	$1,286,682	$1,474,739
Management fee and service fee income	4,361	5,178	13,404	15,560
Interest and other income	1,466	2,339	5,371	7,585

Total revenue	388,471	400,313	1,305,457	1,497,884

Expenses:
Hotel expenses	326,390	317,155	1,004,855	1,079,766
General and administrative	14,129	41,797	50,599	81,992
Bond offering cancellation costs	—	—	4,504	—
Interest expense	56,789	71,160	176,855	232,071
Depreciation and amortization	65,680	56,911	198,371	168,013
Loss on sale of assets	12,373	1,715	18,240	14,638
Impairment loss on assets held for sale	—	—	162	—
Loss on derivative instruments	36,327	42,783	69,370	29,596

Total expenses	511,688	531,521	1,522,956	1,606,076

Operating loss from continued operations	(123,217)	(131,208)	(217,499)	(108,192)
Equity in earnings of unconsolidated subsidiaries	69	1,534	967	3,131

Loss from continued operations before income taxes and minority interest	(123,148)	(129,674)	(216,532)	(105,061)
Income tax benefit	(44,701)	(48,025)	(79,371)	(35,381)

Loss from continued operations before minority interest	(78,447)	(81,649)	(137,161)	(69,680)
Minority interest in consolidated subsidiaries	102	(1,498)	(776)	(8,342)

Loss from continued operations	(78,345)	(83,147)	(137,937)	(78,022)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes and minority interest	151	2,197	(1,147)	8,367

Loss before accounting change and extraordinary item	(78,194)	(80,950)	(139,084)	(69,655)
Cumulative effect of change in accounting principle, net of taxes	—	—	(323,656)	(10,364)
Extraordinary item from early extinguishment of debt, net of taxes	—	(1,119)	—	(1,838)

Net loss	$(78,194)	$(82,069)	$(462,740)	$(81,857)
Preferred stock dividends	(36,556)	(27,998)	(107,136)	(82,529)

Net loss attributable to common shareholders	$(114,750)	$(110,067)	$(569,876)	$(164,386)

Basic and diluted loss per common share:
Loss from continued operations	$(0.68)	$(0.66)	$(1.45)	$(0.96)
(Loss) income from discontinued operations, net of taxes	—	0.01	(0.01)	0.05
Cumulative effect of change in accounting principle, net of taxes	—	—	(1.93)	(0.06)
Extraordinary item	—	(0.01)	—	(0.01)

Net loss per common share	$(0.68)	$(0.66)	$(3.39)	$(0.98)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(462,740)	$(81,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	217,930	177,173
Amortization of unearned stock compensation	2,648	1,450
Amortization of deferred loan costs	19,329	16,375
Net loss on sale of assets	18,240	14,638
Loss on derivative financial instruments	38,647	22,018
Impairment loss on assets	162	—
Write-off of intangible assets	2,216	11,627
Write-off of deferred acquisition costs	1,063	1,449
Provision for bad debt expense	2,999	5,567
Equity in earnings of unconsolidated subsidiaries	(967)	(3,131)
Minority interest in consolidated subsidiaries	871	8,507
Deferred income taxes	(92,917)	(41,890)
Cumulative effect of change in accounting principle	324,102	10,364
Extraordinary items	—	1,838
Changes in assets and liabilities:
Accounts receivable and other assets	8,203	41,532
Inventory	1,450	2,435
Deferred income	765	(607)
Accounts payable and other accrued expenses	(1,338)	(48,182)

Net cash provided by operating activities	80,663	139,306

Cash flows from investing activities:
Improvements and additions to hotel properties	(50,658)	(153,520)
Proceeds from sale of assets	42,954	114,347
Changes in restricted cash accounts	(26,697)	(8,710)
Collection on notes receivable	6,536	6,205
Advances on other notes receivable	(2,293)	(1,887)
Deferred acquisition costs	(1,015)	(3,536)
Management contract costs	(335)	(1,289)
Investment in unconsolidated subsidiaries	(349)	(1,700)
Distributions from unconsolidated subsidiaries	1,468	4,191
Other	—	1,551

Net cash used in investing activities	(30,389)	(44,348)

Cash flows from financing activities:
Borrowings under line of credit facility and mortgage notes	67,000	500,500
Repayments of borrowings under credit facility and other debt	(213,636)	(505,181)
Payment of deferred loan costs	(15,628)	(3,857)
Contribution received from minority interest in consolidated subsidiaries	1,075	—
Distribution made to minority interest in other partnerships	(2,483)	(6,198)
Dividends and distributions paid	—	(14,624)
Other	(72)	21

Net cash used in financing activities	(163,744)	(29,339)

Foreign currency translation adjustment	503	(123)
Net (decrease) increase in cash and cash equivalents	(112,967)	65,496
Cash and cash equivalents at beginning of period	165,702	52,460

Cash and cash equivalents at end of period	$52,735	$117,956

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share amounts)
(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owner/operators. As of September 30, 2002, Wyndham owned interests in 126 hotels with over 36,500 guestrooms and leased 37 hotels from third parties with over 5,700 guestrooms. In addition, Wyndham managed 29 hotels for third party owners with over 9,000 guestrooms and franchised 25 hotels with over 4,700 guestrooms.

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

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

On January 1, 2002, the Company completed the two step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in January 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company did not record $9,102 of amortization in the first nine months of 2002, and will not record $12,136 of amortization annually.

The impact of the adoption of SFAS 142 on the net loss, and basic and diluted loss per share is presented in the following table:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Reported net loss	$(78,194)	$(82,069)	$(462,740)	$(81,857)
Add back: Goodwill amortization	—	3,445	—	9,102

Adjusted net loss	$(78,194)	$(78,624)	$(462,740)	$(72,755)

Reported basic and diluted loss per share	$(0.68)	$(0.66)	$(3.39)	$(0.98)
Goodwill amortization	—	0.02	—	0.05

Adjusted basic and diluted loss per share	$(0.68)	$(0.64)	$(3.39)	$(0.93)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows:

Other Segment (1)
Balance (net of amortization) as of January 1, 2002	$326,843
Reclassification to franchise costs	(2,350)
Impairment losses	(324,102)

Balance as of September 30, 2002	$391

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

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, the Company adopted SFAS 144. See subsequent event footnote 12 regarding SFAS 144 implementation. The assets held for sale as of December 31, 2001 continue to be accounted for in accordance with SFAS 121.

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

2.    Disposition of Assets

During the nine months ended September 30, 2002, the Company sold three hotel properties and an investment in a restaurant venture. The Company received net cash proceeds of approximately $36,253, after the repayment of mortgage debt of $6,911. The Company recorded a net loss of $11,674 as a result of these asset sales. Also, $20,065 of the net cash proceeds from the sale of one hotel was used by the Company to pay down the balance of its term loans, increasing rate loans and revolver.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

3.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of September 30, 2002 and December 31, 2001 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	September 30, 2002	December 31, 2001	Amortization	Interest Rate	Maturity
Revolving Credit Facility	$210,157	$303,500	None	Libor + 3.75%(1)	June 30, 2004
Term Loans	1,265,674	1,284,150	(2)	Libor + 4.75%(3)	June 30, 2006
Increasing Rate Loans	478,915	482,139	None	Libor + 4.75%(3)	June 30, 2004
Bear, Stearns Funding, Inc.(4)	307,825	307,825	None	Libor + 0.82% to 4.5%	July 1, 2004
Lehman Brothers Holdings Inc.(5)	179,281	202,186	None	Libor + 3.5%	July 1, 2003
Lehman Brothers Holdings Inc.(6)	177,892	179,374	(6)	Libor + 1.9%	August 10, 2003
Lehman Brothers Holdings Inc.(7)	40,000	—	(7)	Libor + 5.0%	September 10, 2004
Metropolitan Life Insurance(8)	95,286	96,271	(9)	8.08%	October 1, 2007
Other Mortgage Notes Payable(10)	489,447	545,842	Various	(11)	(10)
Unsecured financing	1,509	1,509	None	10.5%	May 15, 2006
Capital lease obligations	41,012	43,199

	$3,286,998	$3,445,995
Less current portion:
Mortgage debt-assets held for sale (12)	(228,182)	(30,441)
Current portion of borrowings	(388,633)	(117,484)

Long term debt	$2,670,183	$3,298,070

(1)	The one-month LIBOR rate at September 30, 2002 was 1.8113%. The rate was increased to LIBOR plus 3.75% on January 24, 2002.
(2)	On July 1, 2002, $5,000 was repaid and $5,000 is to be repaid each six months thereafter, with the final payment of principal due on June 30, 2006.
(3)	The rate increased to LIBOR plus 4.75% on January 24, 2002.
(4)
During 2001, three properties were included in an exchange of assets, resulting in a repayment of $33,135. As of September 30, 2002, the net book value of the remaining 21 properties is $536,480, net of impairment.

(5)
During 2001, two properties collateralizing the debt were sold and debt was repaid in the amount of $30,347. The net book value of the remaining eight properties is $250,611, net of impairment, as of September 30, 2002. In December 2001, the Company elected to extend the term of the loan for an additional twelve month period. The Company paid an extension fee of $2,021. The loan agreement specifies an interest rate floor of 8%.

(6)
The loan is collaterized by four hotel properties with a net book value of $239,385 at September 30, 2002. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

(7)
The loan is collaterized by three hotel properties with a net book value of $110,208 at September 30, 2002. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods.

(8)	The loan is collateralized by six Doubletree hotels with a net book value of $172,305 at September 30, 2002.
(9)	The loan requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.
(10)	The loans are collateralized by 14 hotel properties and a parcel of land with a net book value of $699,910 at September 30, 2002.
(11)
Interest rates range from fixed rates of 6.50% to 11.99% and variable rates of LIBOR plus 1.5% to prime plus 2.5%. The mortgages have a weighted average interest rate at September 30, 2002 of 5.92%. Maturity dates range from 2002 through 2023.

(12)	Subsequent to September 30, 2002, mortgage debt was paid down by a total of $10,319 due to the sale of assets.

On January 24, 2002, the Company reached an agreement with its lenders to permanently amend the senior credit facility and increasing rate loans facility. As of September 30, 2002, these facilities included approximately $1.3 billion in term loans maturing in June 2006 and $479 million in increasing rate loans and a revolver with capacity of $497 million both maturing in June 2004. Among other things, these amendments provide for mortgage collateral for 59 properties that were previously unencumbered; an increase in interest rates; a restriction on capital and development spending; a prohibition on paying the cash dividends on the series A and B preferred stock; restrictions on the use of asset sale proceeds and mortgage debt refinancing; and an interest coverage ratio of 1.05 to 1.00 until December 31, 2003 at which time it will increase to 1.25 to 1.00. The applicable interest rate margins are as follows: LIBOR plus 3.75% for the revolving term loans and LIBOR plus 4.75% for the term loans and increasing rate loans. The fees paid in connection with the amendment were approximately $12 million and will be amortized over the lives of these facilities.

On May 3, 2002, the Company entered into a third amendment and restatement of its senior credit facility and increasing rate loans facility. The third amendment and restatement permits the issuance of certain debt securities and, in the event that the Company issues such debt securities, the maturity of the outstanding revolving loans held by the bank lenders who have consented to the third amendment and restatement would be extended from June 30, 2004 to June 30, 2006.

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

The proceeds from any such offering of debt securities would not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

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

In connection with the credit agreement, the Company also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc., as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of September 30, 2002, the Company had a $479 million increasing rate term loan facility.

Upon receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement would be converted to term loans and would constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans would be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 would have the same interest rate, but would be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, the Company withdrew a proposed offering of debt securities due to unfavorable market conditions.

In August 2002, the Company completed a $40,000 mortgage financing through Lehman Brothers Holdings Inc. (“Lehman Brothers”), which is secured by three hotel properties. The loan bears interest at LIBOR plus 5.0% with a 4.5% floor on the mortgage portion and 5.5% floor on the mezzanine portion. The loan matures September 10, 2004, with an election to extend the term for two additional twelve month periods. The proceeds from the loan were used to repay existing mortgage indebtedness.

On June 26, 2002, the Company amended a mortgage note with a balance of $3,999 with TIB/Bank of the Keys. The amendment extended the maturity from June 26, 2002 to December 26, 2002. The note bears interest at prime plus 2.50%.

Effective May 1, 2002, the Company amended a mortgage note with a balance of $14,092 with MassMutual. The amendment extended the maturity from May 1, 2002 to September 1, 2002. The note bears interest at 11.99%. In August 2002, the Company refinanced the note as part of the $40,000 mortgage financing with Lehman Brothers discussed above.

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

4.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. At September 30, 2002, the estimated fair value of the interest rate hedges represented a liability of $96,707.

The Company has no embedded derivatives under SFAS 133, as amended, at September 30, 2002.

The following table represents the derivatives in place as of September 30, 2002:

	Notional Amount	Maturity Date	Swap Rate		Cap Rate		Floor Rate		Trigger Level		Fair Market Value
Type of Hedge:
Interest Rate Cap	$177,892	08/10/2003	n/a		7.25%		n/a		n/a		$—
Interest Rate Corridor	550,000	12/07/2002	n/a		5.25%		n/a		7.25%		—
Interest Rate Cap—3 year Knockout	100,000	03/06/2003	n/a		4.75%		n/a		7.50%		—
Interest Rate Cap—3 year Knockout	75,000	03/06/2003	n/a		4.75%		n/a		7.50%		—
Interest Rate Cap—3 year Knockout	75,000	03/06/2003	n/a		4.75%		n/a		7.50%		—
Interest Rate Cap	18,990	07/03/2004	n/a		6.50%		n/a		n/a		8
Interest Rate Cap	27,680	07/03/2004	n/a		7.10%		n/a		n/a		8
Interest Rate Cap	42,760	07/03/2004	n/a		8.10%		n/a		n/a		8
Interest Rate Cap	42,760	07/03/2004	n/a		9.70%		n/a		n/a		4
Interest Rate Cap	26,500	08/02/2004	n/a		8.50%		n/a		n/a		5
Structured Collar	180,000	11/04/2004	n/a		6.60	%(1)	5.65	%(2)	n/a		(14,508)
Interest Rate Cap	5,150	07/01/2005	n/a		9.75%		n/a		n/a		—
Interest Rate Cap	106,000	07/01/2005	n/a		9.75%		n/a		n/a		61

	$1,427,732										$(14,414)

Interest Rate Swap	$14,541	04/01/2005	3.92	%-4.73%	6.50%		n/a		5.50%		$(838)
Interest Rate Swap	44,438	08/01/2005	4.36	%-5.25%	7.85%		n/a		5.75%		(3,339)
Interest Rate Swap—5 year Knockout	150,000	03/06/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(16,653)
Interest Rate Swap—5 year Knockout	550,000	03/07/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(61,463)

	$758,979										$(82,293)

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

In the third quarter of 2002, the Company recorded a loss of $23,057 for the change in the fair market value of the interest rate hedge contracts through earnings, and an increase of $30 (net of taxes of $20) to other comprehensive income. Also, in the third quarter of 2002, the Company recorded amortization of $1,717 (net of taxes of $1,144) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $10,408 in settlement payments for the ineffective hedges during the third quarter of 2002.

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

5.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(78,194)	$(82,069)	$(462,740)	$(81,857)
Unrealized loss on securities held for sale	(383)	(758)	(322)	(266)
Unrealized foreign exchange (loss) gain	1,196	(596)	35	(73)
Unrealized gain (loss) on derivative instruments	1,687	(763)	9,259	(41,884)

Total comprehensive income	$(75,694)	$(84,186)	$(453,768)	$(124,080)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

6.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	Basic	Diluted (1), (2)	Basic	Diluted (1), (2)
Loss from continued operations	$(78,345)	$(78,345)	$(83,148)	$(83,148)
Income from discontinued operations	151	151	2,197	2,197
Preferred stock dividends	(36,556)	(36,556)	(27,998)	(27,998)

Loss attributable to common shareholders before extraordinary item	(114,750)	(114,750)	(108,949)	(108,949)
Extraordinary item	—	—	(1,119)	(1,119)

Net loss attributable to common shareholders	$(114,750)	$(114,750)	$(110,068)	$(110,068)

Weighted average number of shares outstanding	167,977	167,977	167,810	167,810

Loss per share:
Loss before extraordinary item	$(0.68)	$(0.68)	$(0.66)	$(0.66)
Income from discontinued operations	—	—	0.01	0.01
Extraordinary item	—	—	(0.01)	(0.01)

Net loss per common share	$(0.68)	$(0.68)	$(0.66)	$(0.66)

(1)
For the three months ended September 30, 2002, the dilutive effect of unvested stock grants of 13,536 and 149,859 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. No option to purchase shares of common stock was issued for the three months ended September 30, 2002. For the three months ended September 30, 2001, the dilutive effect of unvested stock grants of 5,858, the option to purchase 702 shares of common stock and 136,125 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

(2)
For the three months ended September 30, 2002, options to purchase 13,224 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the three months ended September 30, 2001, options to purchase 13,183 shares of common stock at prices ranging from $2.15 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	Basic	Diluted (1), (2)	Basic	Diluted (1), (2)
Loss from continued operations	$(137,937)	$(137,937)	$(78,022)	$(78,022)
(Loss) income from discontinued operations	(1,147)	(1,147)	8,367	8,367
Preferred stock dividends	(107,136)	(107,136)	(82,529)	(82,529)

Loss attributable to common shareholders before extraordinary item and cumulative effect of accounting change	(246,220)	(246,220)	(152,184)	(152,184)
Extraordinary item	—	—	(1,838)	(1,838)
Cumulative effect of accounting change	(323,656)	(323,656)	(10,364)	(10,364)

Net loss attributable to common shareholders	$(569,876)	$(569,876)	$(164,386)	$(164,386)

Weighted average number of shares outstanding	167,925	167,925	167,644	167,644

Loss per share:
Loss from continued operations	$(1.45)	$(1.45)	$(0.96)	$(0.96)
(Loss) income from discontinued operations	(0.01)	(0.01)	0.05	0.05
Extraordinary item	—	—	(0.01)	(0.01)
Accounting change	(1.93)	(1.93)	(0.06)	(0.06)

Net loss per common share	$(3.39)	$(3.39)	$(0.98)	$(0.98)

(1)
For the nine months ended September 30, 2002, the dilutive effect of unvested stock grants of 13,541 and 149,859 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. No option to purchase shares of common stock was issued for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the dilutive effect of unvested stock grants of 3,951, the option to purchase 666 shares of common stock and 136,125 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

(2)
For the nine months ended September 30, 2002, options to purchase 13,224 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the nine months ended September 30, 2001, options to purchase 12,895 shares of common stock at prices ranging from $2.15 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

7.    Commitments and Contingencies:

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al.,

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. The defendants have moved the court for reargument of those portions of the order which did not dismiss the complaint. An answer to the complaint has not yet been filed. The Company intends to defend the suits vigorously.

On or about June 22, 1999 a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. Plaintiffs have not yet filed an amended complaint. The Company intends to defend the suits vigorously.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement,

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham’s business. Claimants do not specify the amount of damages sought. The Company intends to defend the claims vigorously.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges violated the State’s Deceptive and Unfair Trade Practices Act and False Claims Act. The Company filed a motion to dismiss this suit which was granted in part. The Attorney General has filed a notice of appeal, appealing the dismissal of the individual defendants. The Company intends to vigorously defend this appeal.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that resort fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of ten million dollars. The Company has answered this complaint and anticipates vigorously defending it.

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

On September 30, 2002, the Company issued approximately 1,233 shares of series A preferred stock and 226,547 shares of series B preferred stock as part of the quarterly dividend. As of September 30, 2002, the Company has deferred payments of the cash portion of the preferred stock dividend totaling $36,560. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. In addition, according to the terms of the series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. On September 30, 2002, the Company issued approximately 350 shares of series A preferred stock and 64,311 shares of series B preferred stock in payment of the additional 2.0% penalty dividends for the three months ended September 30, 2002.

On June 30, 2002, the Company issued approximately 1,204 shares of series A preferred stock and 221,152 shares of series B preferred stock as part of the quarterly dividend. In addition, the Company issued an additional stock dividend of 236,033 shares of series A and series B preferred stock with a value of $23,603 in

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

payment of previously accrued additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock that was in arrears for at least 60 days as of June 30, 2002.

On March 31, 2002, the Company issued approximately 1,176 shares of series A preferred stock and 215,889 shares of series B preferred stock as part of the quarterly dividend.

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

•
Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties or other proprietary branded properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Ramada®, Crowne Plaza®, Embassy Suites®, Marriott®, Courtyard by Marriott®, Sheraton® and independents.

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

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in Note 1. The total revenue and operating income (loss) for each segment for the three and nine months ended September 30, 2002 and 2001 are as follows:

Three Months Ended September 30, 2002	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites byWyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$217,542	$16,950	$15,865	$28,434	$—	$103,853	$5,827	$388,471
Operating income (loss)	27,139	(520)	846	980	—	18,307	(169,969)	(123,217)

Three Months Ended September 30, 2001	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites by Wyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$216,156	$15,873	$16,712	$32,143	$977	$110,935	$7,517	$400,313
Operating income (loss)	34,952	545	2,308	5,063	207	23,333	(197,616)	(131,208)

Nine Months Ended September 30, 2002	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites by Wyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$747,433	$68,225	$48,520	$82,833	$288	$339,383	$18,775	$1,305,457
Operating income (loss)	155,654	11,980	4,178	3,600	—	75,091	(468,002)	(217,499)

Nine Months Ended September 30, 2001	Wyndham Hotels & Resorts®	Wyndham Luxury Resorts	Wyndham Gardens®	Summerfield Suites by Wyndham™	Other Proprietary Branded	Non Proprietary Branded	Other	Total
Total revenue	$805,489	$68,239	$55,512	$101,178	$3,410	$440,911	$23,145	$1,497,884
Operating income (loss)	202,985	14,475	9,590	17,590	431	115,344	(468,607)	(108,192)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

The following table represents revenue information by geographic area for the three and nine months ended September 30, 2002 and 2001, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended September 30, 2002
	United States	International	Total
Revenues	$382,631	$5,840	$388,471

	Three Months ended September 30, 2001
	United States	International	Total
Revenues	$393,657	$6,656	$400,313

	Nine Months ended September 30, 2002
	United States	International	Total
Revenues	$1,285,819	$19,638	$1,305,457

	Nine Months ended September 30, 2001
	United States	International	Total
Revenues	$1,473,566	$24,318	$1,497,884

10.    Supplemental Cash Flow Disclosure:

During the three months ended September 30, 2002, the Company issued a stock dividend of 227,780 shares of series A and series B preferred stock with a value of $22,778. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. In addition, the Company issued an additional stock dividend of 64,661 shares of series A and series B preferred stock with a value of $6,466 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of September 30, 2002.

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

During the three months ended September 30, 2002, the Company recorded an accrual of $23,107 as a result of the change in the fair market value of the derivatives with the offset recognized as a loss of $23,057 and an

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share amounts)
(unaudited)

increase to other comprehensive income of $30 (net of taxes of $20). Also, in the third quarter of 2002, the Company recorded amortization of $1,717 (net of taxes of $1,144) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $10,408 in settlement payments for the ineffective hedges.

During the three months ended June 30, 2002, the Company recorded an accrual of $18,706 as a result of the change in the fair market value of the derivatives with the offset recognized as a loss of $18,533 and an increase to other comprehensive income of $103 (net of taxes of $69). Also, in the second quarter of 2002, the Company recorded amortization of $3,084 (net of taxes of $2,056) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $10,705 in settlement payments for the ineffective hedges.

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

11.    Exchange Listing

On October 15, 2002, the Company’s class A common stock began trading on the American Stock Exchange (“AMEX”). The Company’s class A common stock was previously listed and traded on the New York Stock Exchange (“NYSE”). The Company received notice from the NYSE that it was not in compliance with their continued listing standards because the average closing stock price of the Company’s class A common stock was below $1.00 for a consecutive 30-day trading period prior to the date of the notice. The Company explored several options to ensure that its class A common stock would continue to be publicly traded and the Company believes that the AMEX provided the Company with the best solution.

12.    Subsequent Event:

On September 24, 2002, the Company announced that it had entered into a definitive agreement with Westbrook Hotel Partners IV, LLC to sell thirteen properties for approximately $447 million. The sale is expected to close by the end of 2002. These properties have been reclassified as assets held for sale in the balance sheet as of September 30, 2002. As a result of the implementation of SFAS 144, the results of operations for twelve of the thirteen assets have been reported separately as discontinued operations. The thirteenth hotel is accounted for under SFAS 121 as it was previously held for sale.

On November 1, 2002, the Company sold the Wyndham Columbus for $11 million. As part of the sale agreement, Wyndham Columbus will retain the Wyndham flag for ten years under a franchise agreement. This property has been classified as an asset held for sale in the balance sheet as of September 30, 2002. The results of operations have been reported separately as discontinued operations.

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

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors” in our 2001 Annual Report on Form 10-K as well as the following:

•	the impact of general economic conditions in the United States;

•	industry conditions, including competition;

•	our ability to effect sales of our assets on terms and conditions favorable to us;

•	our ability to integrate acquisitions into our operations and management;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	access to capital markets.

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

Results of operations:

General

As of September 30, 2002, we had 163 owned and leased hotels with approximately 42,300 guestrooms as compared to 167 owned and leased hotels with approximately 43,000 guestrooms at September 30, 2001. This decrease was a result of hotels sold during that twelve month period. As of September 30, 2002, we managed 29 hotels and franchised 25 hotels as compared to 31 managed hotels and 29 franchised hotels at September 30, 2001.

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

In an agreement dated as of January 24, 2002, we amended and restated our senior credit facility and increasing rate loans facility. Under the terms of the amendment and restatement, all financial covenants, other than the interest coverage ratio test, have been eliminated. The minimum interest coverage ratio has been reduced from 1.75:1.00 to 1.05:1.00 until December 31, 2003, and to 1.25:1.00 thereafter. Pursuant to the amendment and restatement, we provided additional collateral to the lenders, agreed to an increase in the interest rates payable under the senior credit facility, and agreed to limit our capital expenditures to $125 million per year, plus $25 million per year for emergency capital expenditures. We also agreed that we would apply the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) in the following manner: first, the initial $10,000,000 of such proceeds each year may be retained by us; second, the next $10,000,000 of such proceeds each year are applied to scheduled term loan prepayments; third, subject to certain limitations set forth in the credit facilities, 75% of such proceeds are applied to repay indebtedness under the credit facilities and 25% of such proceeds may be retained by us up to a maximum of $50,000,000 so retained during the period between January 24, 2002 and January 24, 2003; fourth, after we have retained $50,000,000 of such proceeds in the year 2002, 100% of such proceeds are applied to repay indebtedness under the credit facilities pro rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness other than the credit facilities) to reduce debt outstanding under the credit facilities pro rata basis.

On May 3, 2002, we entered into a third amendment and restatement of our credit facilities. The third amendment and restatement permits the issuance of certain debt securities and, in the event that we issue such debt securities, the maturity of the outstanding revolving loans held by the lenders who have consented to the third amendment and restatement would be extended from June 30, 2004 to June 30, 2006.

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

The proceeds from any such offering of debt securities would not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

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

In connection with the credit agreement, we also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of September 30, 2002, we had a $479 million increasing rate term loan facility.

Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment and restatement to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement would be converted to term loans and would constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans would be amortized semi-annually by 0.5% with balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 would have the same interest rate, but would be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, we withdrew a proposed offering of debt securities due to unfavorable market conditions.

Results of Operations: Three months ended September 30, 2002 compared with the three months ended September 30, 2001

Our hotel revenues were $382,644,000 and $392,796,000 for the three months ended September 30, 2002 and 2001, respectively. Approximately $8,815,000 of the decrease in our hotel revenues is attributable to those hotels that were sold in 2001. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. Revenue per available room, or RevPAR, decreased 2.4% for the quarter ended September 30, 2002 as compared to the same period in 2001.

Our hotel expenses were $326,390,000 and $317,155,000 for the three months ended September 30, 2002 and 2001, respectively. Approximately $6,054,000 of the increase in our hotel expenses is attributable to increases in our property insurance premium in 2002 due to the changes in the insurance industry as a result of the terrorist attack of September 11, 2001. In addition, utility surcharge credits that were taken against hotel expenses in the three months ended September 30, 2001, are no longer applicable in 2002.

Our management fee and service fee income was $4,361,000 and $5,178,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts since September 30, 2001.

Our general and administrative expenses were $14,129,000 and $41,797,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in our general and administrative expenses for the quarter ended September 30, 2002 is primarily related to the following 2001 expenses: write-off of a receivable deemed not collectible for $4,605,000, $3,014,000 in severance costs paid, $12,414,000 of costs associated with the termination of management and leasehold contracts, and $5,239,000 in reservation and marketing funds not reimbursed by the hotels.

Our interest expense was $56,789,000 and $71,160,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in interest expense is primarily a result of a reduction of interest rates. The average one-month LIBOR rate for the three months ended September 30, 2002 was 1.8163% as compared to 3.5475% for the three months ended September 30, 2001. The weighted average interest rate as of September 30, 2002 was 6.14% as compared to 6.6% as of September 30, 2001.

We recorded a loss of $23,057,000 and $37,694,000 for the three months ended September 30, 2002 and 2001, respectively, for the change in the fair market value of interest rate hedge contracts. In addition, $30,000 (net of taxes of $20,000) and $763,000 (net of taxes of $508,000) were charged through other comprehensive income for the three months ended September 30, 2002 and 2001, respectively, for such change. Also, during the third quarter of 2002, we paid $10,408,000 in settlement payments for ineffective hedges and recorded amortization of $1,717,000 (net of taxes of $1,144,000) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Our depreciation and amortization expense was $65,680,000 and $56,911,000 for the three months ended September 30, 2002 and 2001, respectively. During the fourth quarter of 2001, we transferred back to held for use certain assets that were previously held for sale thus increasing depreciation expense in the third quarter of 2002 by $14,658,000. The remainder of the increase is due to asset additions subsequent to the third quarter of 2001. This increase was offset by our adopting SFAS 142 during the first quarter of 2002 which impaired our goodwill by $324,102,000 thus reducing amortization expense by $3,445,000 for the three months ended September 30, 2002.

The benefit for income taxes was $44,701,000 and $48,025,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in tax benefit was due to smaller operating losses in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Minority interests’ share of income in consolidated subsidiaries was $102,000 and $1,498,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in the allocation of income used in the computation of minority interest was in part due to depreciation expense now being recorded for assets previously held for sale in 2001 and in part due to a decrease in operating income.

Income from discontinued operations was $151,000 and $2,197,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in income was due primarily to depreciation in 2002 on assets that were previously held for sale during the three months ended September 30, 2001 and in part due to a decrease in operating income.

During the three months ended September 30, 2001, we recorded a charge of $1,119,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that was repaid.

Our resulting net loss for the three months ended September 30, 2002 was $78,195,000 as compared to net loss of $82,069,000 for the three months ended September 30, 2001.

Results of Operations: Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

Our hotel revenues were $1,286,682,000 and $1,474,739,000 for the nine months ended September 30, 2002 and 2001, respectively. Approximately $8,815,000 of the decrease in our hotel revenues is attributable to those hotels that were sold in 2001. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. RevPAR decreased 10.9% for the nine months ended September 30, 2002 as compared to the same period in 2001.

Our hotel expenses were $1,004,855,000 and $1,079,766,000 for the nine months ended September 30, 2002 and 2001, respectively. Approximately $7,299,000 of the decrease in our hotel expenses is attributable to those hotels that were sold in 2001. The remaining decrease is attributable to staffing reductions at hotels and other cost saving initiatives we implemented as our hotel revenues declined.

Our management fee and service fee income was $13,404,000 and $15,560,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts since 2001.

Our general and administrative expenses were $50,599,000 and $81,992,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in our general and administrative expenses for the nine months ended September 30, 2002 is partly related to the decrease in conversion costs of $8,927,000 resulting from the implementation of brand standards in our portfolio of hotels during the nine months ended September 30, 2001. The decrease is also due to the following 2001 expenses: write-off of a receivable deemed not collectible for $4,605,000, $13,179,000 of costs associated with the termination of management and leasehold contracts, $5,239,000 in reservation and marketing funds not reimbursed by the hotels and $9,539,000 of severance costs. This decrease was offset in 2002 in part by an increase in debt restructuring costs of $1,507,000 and amortization of retention bonuses of $6,525,000.

During the nine months ended September 30, 2002, our bond offering cancellation costs were $4,504,000. We withdrew a proposed offering of debt securities during the second quarter of 2002 due to unfavorable market conditions.

Our interest expense was $176,855,000 and $232,071,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest expense is primarily a result of a reduction of interest rates. The average one-month LIBOR rate for the nine months ended September 30, 2002 was 1.8362% as compared to 4.446% for the nine months ended September 30, 2001. The weighted average interest rate as of September 30, 2002 was 6.14% as compared to 6.6% as of September 30, 2001.

We recorded a loss of $25,508,000 and $22,018,000 for the nine months ended September 30, 2002 and 2001, respectively, for the change in the fair market value of interest rate hedge contracts. In addition, $1,375,000 (net of taxes of $916,000) and $20,193,000 (net of taxes of $13,462,000) were charged through other comprehensive income as of September 30, 2002 and 2001, respectively, for such change. Also, during the nine months ended September 30, 2002, we paid $30,723,000 in settlement payments for ineffective hedges and recorded amortization of $7,884,000 (net of taxes of $5,256,000) to earnings during the nine months ended September 30, 2002 as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Our depreciation and amortization expense was $198,371,000 and $168,013,000 for the nine months ended September 30, 2002 and 2001, respectively. During the fourth quarter of 2001, we transferred back to held for use certain assets that were previously held for sale thus increasing depreciation expense for the nine months ended September 30, 2002 by $39,151,000. The remainder of the increase is due to asset additions subsequent to the third quarter of 2001. This increase was offset by our adopting SFAS 142 during the first quarter of 2002 which impaired our goodwill by $324,102,000 thus reducing amortization expense by $9,102,000 for the nine months ended September 30, 2002.

The benefit for income taxes was $79,371,000 and $35,381,000 for the nine months ended September 30, 2002 and 2001, respectively. The tax benefit was in part due to operating losses and in part due to depreciation of certain assets that were previously held for sale during the nine months ended September 30, 2001, resulting in differences in GAAP and tax depreciation.

Minority interests’ share of income in consolidated subsidiaries was $776,000 and $8,342,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the allocation of income used in the computation of minority interest was in part due to depreciation expense now being recorded for assets previously held for sale in 2001 and in part due to lower operating income. Also, approximately $3,283,000 of the decrease in minority interest is attributable to those hotels that were sold in 2001.

Loss from discontinued operations was $1,147,000 for the nine months ended September 30, 2002 and income from discontinued operations was $8,367,000 for the nine months ended September 30, 2001. The decrease in income was due primarily to depreciation in 2002 on assets that were previously held for sale during the nine months ended September 30, 2001.

Our adoption of SFAS No. 142 during the nine months ended September 30, 2002 resulted in the cumulative effect of an accounting change of $326,656,000 being recognized in our condensed consolidated statement of operations as compared to $10,364,000 (net of taxes of $6,911,000) for the adoption of SFAS No. 133 for the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, we recorded a charge of $1,838,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that was repaid.

Our resulting net loss for the nine months ended September 30, 2002 was $462,740,000 as compared to net loss of $81,857,000 for the nine months ended September 30, 2001.

Results of reporting segments:

Our results of operations are classified into seven reportable segments. Those segments include (1) Wyndham Hotels & Resorts®, (2) Wyndham Luxury Resorts, (3) Wyndham Gardens®, (4) Summerfield Suites by Wyndham™, (5) other proprietary branded hotel properties, (6) non-proprietary branded properties and (7) other.

Three months ended September 30, 2002 compared with the three months ended September 30, 2001

Wyndham Hotels & Resorts® represented approximately 56% and 54% of our total revenue for the three months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $217,542,000 compared to $216,156,000 for the three months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $27,139,000 compared to $34,952,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in operating income for this segment can be primarily attributed to increases in our fixed expenses, such as property insurance, without an offsetting proportional increase in our revenues in 2002 due to the sluggish economy and the residual effects of September 11, 2001.

Wyndham Luxury Resorts represented approximately 4.4% and 4% of our total revenue for the three months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $16,950,000 compared to $15,873,000 for the three months ended September 30, 2002 and 2001, respectively. Operating loss for this segment was $520,000 compared to operating income of $545,000 for the same periods, respectively. The increase in revenue can be primarily attributed to an increase in occupancy of 10% while ADR remained flat. The increase in operating loss for this segment can be primarily attributed to increases in our fixed expenses, such as property insurance.

Wyndham Gardens® represented approximately 4.1% and 4.2% of our total revenue for the three months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $15,865,000 compared to $16,712,000 for the three months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $846,000 compared to $2,308,000 for the same periods, respectively. The decreases in both revenue and operating income for this segment resulted primarily from a decline in ADR of 6.6% in 2002. The decline in ADR was partially offset by an increase in occupancy of 6.2%. Also, operating results were impacted by increases in our fixed expenses, such as property insurance.

Summerfield Suites by Wyndham™ represented approximately 7.3% and 8% of our total revenue for the three months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $28,434,000 compared to $32,143,000 for the three months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $980,000 compared to $5,063,000 for the same periods, respectively. The decreases in both revenue and operating income were primarily due to a decline in ADR of 15.3% in 2002. Also, operating results were impacted by increases in our fixed expenses, such as property insurance.

The decrease in other proprietary branded properties was a result of our sale of Manoir de Gressy in January 2002. No hotel remains in this segment.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and other major hotel franchises, represented approximately 26.7% and 27.7% of our total revenue for the three months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was

$103,853,000 compared to $110,935,000 for the three months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $18,307,000 and $23,333,000 for the quarters ended September 30, 2002 and 2001, respectively. The decreases in both revenue and operating income was due to the sale of non-proprietary branded assets in 2001. Also, operating results were impacted by declines in ADR and occupancy of 5.1% and 1.6%, respectively, and by increases in our fixed expenses, such as property insurance.

We have identified 51 of these non-proprietary branded hotels as non-strategic assets which we intend to sell. However, these non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value. These 51 assets represented approximately 29% of our revenue and 36% of our adjusted EBITDA for the three months ended September 30, 2002 and 31% of our revenue and 40% of our adjusted EBITDA for the three months ended September 30, 2001. EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it provides useful information regarding our ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations, as determined by generally accepted accounting principles. EBITDA as presented by us may not be comparable to other similarly titled measures used by other companies. Adjusted EBITDA is EBITDA adjusted for certain non-recurring items.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for this segment was $5,827,000 and $7,517,000 for the three months ended September 30, 2002 and 2001, respectively. Operating losses for the segment were $169,969,000 and $197,616,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in operating loss of $27,647,000 is primarily attributable to decreases in the following 2001 expenses: write-off of a receivable deemed not collectible for $4,605,000, $3,014,000 in severance costs paid, $12,414,000 of costs associated with the termination of management and leasehold contracts, and $5,239,000 in reservation and marketing funds not reimbursed by the hotels.

Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

Wyndham Hotels & Resorts® represented approximately 57.3% and 53.8% of our total revenue for the nine months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $747,433,000 compared to $805,489,000 for the nine months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $155,654,000 compared to $202,985,000 for the nine months ended September 30, 2002 and 2001, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to decline in ADR of 9.4% in 2002 while occupancy remained flat. Also, operating results were impacted by increases in our fixed expenses, such as property insurance.

Wyndham Luxury Resorts represented approximately 5.2% and 4.6% of our total revenue for the nine months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $68,225,000 compared to $68,239,000 for the nine months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $11,980,000 compared to $14,475,000 for the same periods, respectively. Revenue was flat but the decrease in operating income for this segment can be primarily attributed to decrease in ADR of 13.9% in 2002. The decrease in ADR was partially offset by an increase in occupancy of 9%. Also, operating results were impacted by increases in our fixed expenses, such as property insurance.

Wyndham Gardens® represented approximately 3.7% and 3.7% of our total revenue for the nine months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $48,520,000 compared to $55,512,000 for the nine months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $4,178,000 compared to $9,590,000 for the same periods, respectively. The decreases in both revenue and operating income for this segment resulted primarily from decline in ADR of 14.4% in 2002 while occupancy remained flat. Also, operating results were impacted by increases in our fixed expenses, such as property insurance.

Summerfield Suites by Wyndham™ represented approximately 6.3% and 6.8% of our total revenue for the nine months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $82,833,000 compared to $101,178,000 for the nine months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $3,600,000 compared to $17,590,000 for the same periods, respectively. The decrease in both revenue and operating income for this segment resulted primarily from decline in ADR of 16.1% in 2002 while occupancy remained flat. Also, operating results were impacted by increases in our fixed expenses, such as property insurance.

The decrease in other proprietary branded properties was a result of our sale of Manoir de Gressy in January 2002. No hotel remains in this segment.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and other major hotel franchises, represented approximately 26% and 29.4% of our total revenue for the nine months ended September 30, 2002 and 2001, respectively. Total revenue for this segment was $339,383,000 compared to $440,911,000 for the nine months ended September 30, 2002 and 2001, respectively. Operating income for this segment was $75,091,000 and $115,344,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in both revenue and operating income was due primarily to the sale of non-proprietary branded assets in 2001. Also, operating results were impacted by declines in ADR and occupancy of 6.8% and 5.6%, respectively, in 2002, and by increases in our fixed expenses, such as property insurance.

We have identified 51 of these non-proprietary branded hotels as non-strategic assets which we intend to sell. However, these non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value. These 51 assets represented approximately 28% of our revenue and 28% of our adjusted EBITDA for the nine months ended September 30, 2002 and 27% of our revenue and 27% of our adjusted EBITDA in 2001.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for this segment was $18,775,000 and $23,145,000 for the nine months ended September 30, 2002 and 2001, respectively. The $4,370,000 decrease was primarily the result of lost management fees from contracts lost and the decline in hotel revenue. Operating losses for the segment were $468,002,000 and $468,607,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in operating loss of $605,000 was primarily attributable to a decrease in conversion costs of $8,927,000 resulting from the implementation of brand standards in our portfolio of hotels during the nine months ended September 30, 2001. The decrease is also due to the following 2001 expenses: write-off of a receivable deemed not collectible for $4,605,000, $13,179,000 of costs associated with the termination of management and leasehold contracts, $5,239,000 in reservation and marketing funds not reimbursed by the hotels, $9,539,000 of severance costs and $55,216,000 of interest expense. This decrease was offset in 2002 in part by an increase in debt restructuring costs of $1,507,000, amortization of retention bonuses of $6,525,000, loss on derivative instruments of $39,774,000, bond offering cancellation costs of $4,504,000 and depreciation expense of $30,358,000.

Recent Events

On September 17, 2002, we entered into an employment agreement with Mark A. Solls. Pursuant to the terms of the employment agreement, Mr. Solls has agreed to serve as an Executive Vice President, General Counsel and Chief Legal Officer for us for an initial three-year term beginning on September 30, 2002.

On September 17, 2002, Susan T. Groenteman resigned her position as a Class A-III director due to time constraints.

In 1999, we loaned Fred J. Kleisner, now our Chairman of the Board and Chief Executive Officer, $850,000 pursuant to a non-recourse, no personal liability note due on September 12, 2002. Despite the fact that the note is non-recourse and has no personal liability to Mr. Kleisner, he has informed us that he intends to repay the note in full (principal plus interest) by the end of December 2002, solely from his personal funds.

Statistical Information

During 2002, our portfolio of 163 owned and leased hotels experienced a decline in ADR and REVPAR for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 although occupancy increased or stayed constant over such period. The following table sets forth certain statistical information for the 163 owned and leased hotels for 2002 and 2001 as if the hotels were owned or leased for the entire periods presented.

	Three months ended September 30,						Nine months ended September 30,
	Occupancy		ADR		REVPAR		Occupancy		ADR		REVPAR
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Wyndham Hotels & Resorts	71.5%	66.5%	$104.52	$110.33	$74.69	$73.29	70.7%	70.8%	$118.74	$131.11	$83.97	$92.78
Wyndham Luxury Resorts	70.5	64.1	184.69	184.74	130.3	118.5	74.8	68.6	237.02	275.41	177.31	189.08
Wyndham Garden Hotels	61.3	57.7	77.99	88.62	47.79	51.14	60.5	61.0	78.84	92.1	47.68	56.12
Summerfield Suites by Wyndham	85.3	78.9	99.55	117.53	84.93	92.77	80.5	79.9	103.08	122.93	82.96	98.2
Non-Proprietary Branded Hotels	63.7	64.9	97.71	103.0	62.21	66.77	62.8	66.6	100.77	108.09	63.31	71.97

Weighted average	69.1%	66.3%	$100.96	$107.82	$69.76	$71.5	68.0%	69.3%	$100.02	$111.18	$74.83	$84.03

Liquidity And Capital Resources

Our cash and cash equivalents as of September 30, 2002 were $52.7 million and our restricted cash was $112.6 million. Our cash and cash equivalents as of September 30, 2001 were $118.0 million and our restricted cash was $106.8 million.

Cash Flow Provided by Operating Activities
Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $80.7 million and $139.3 million for the nine months ended September 30, 2002 and 2001, respectively. Operational cash flows were negatively impacted by those hotels that were sold in 2001, the sluggish economy and the residual effects of the terrorist attacks of September 11, 2001.

Cash Flows from Investing and Financing Activities

Cash flows used in investing activities were $30.4 million for the nine months ended September 30, 2002, resulting primarily from renovation expenditures at certain hotels and changes in our restricted cash reserves. This was offset by proceeds received from the sale of assets during the period. Cash flows used in financing activities of $163.7 million for the nine months ended September 30, 2002 were primarily related to principal repayments made on our debt and distributions made to limited partners.

Cash flows used in investing activities were $44.3 million for the nine months ended September 30, 2001, resulting primarily from renovation expenditures at certain hotels. This was offset by proceeds received from asset sales during the period.

Cash flows used in financing activities of $29.3 million for the nine months ended September 30, 2001 were primarily related to principal payments made on our debt, distributions made to limited partners and dividend payments made on our preferred stock.

Exchange Listing

On October 15, 2002, our class A common stock began trading on the American Stock Exchange (“AMEX”). Our class A common stock was previously listed and traded on the New York Stock Exchange (“NYSE”). We received notice from the NYSE that we were not in compliance with their continued listing standards because the average closing stock price of our class A common stock was below $1.00 for a consecutive 30-day trading period prior to the date of the notice. We explored several options to ensure that our class A common stock would continue to be publicly traded and we believe that AMEX provided us with the best solution.

Credit Facilities

As of September 30, 2002, we had approximately $210 million outstanding under our revolving credit facility, $1.3 billion outstanding on term loans, and $479 million outstanding under increasing rate loans facility. Additionally, we had outstanding letters of credit totaling $64.4 million. Also as of September 30, 2002, we had over $1.29 billion of mortgage debt outstanding that encumbered 115 hotels and capital leases and other debt of $42.5 million, resulting in total indebtedness of approximately $3.28 billion. Included in the total indebtedness is approximately $228 million of debt associated with assets held for sale. As of September 30, 2002, we had $222.1 million of additional availability under the revolving credit facility.

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

•
The net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) is applied in the following manner: first, the initial $10,000,000 of such proceeds each year may be retained by us; second, the next $10,000,000 of such proceeds, each year are applied to the scheduled term loan prepayment; third, subject to certain limitations set forth in the credit facilities, 75% of such proceeds are applied to repay indebtedness under the credit facilities and 25% of such proceeds may be retained by us up to a maximum of $50,000,000 so retained in the year 2002; fourth, after we have retained $50,000,000 of such proceeds during the period between January 24, 2002 and January 24, 2003, 100% of such proceeds are applied to repay indebtedness under the credit facilities pro rata basis;

•
100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness, other than the credit facilities) is applied to reduce debt outstanding under the credit facilities pro rata basis;

•	Our capital and development spending cannot exceed $125 million per annum, with $25 million available for use in certain emergencies; and

•	We cannot pay the cash portion of the regular quarterly dividends on our series A and series B preferred stock.

On May 3, 2002, we entered into a third amendment and restatement of our senior credit facility and our increasing rate loans facility. The third amendment and restatement permits the issuance of certain debt securities and, in the event that we issue such debt securities, the maturity of the outstanding revolving loans held by the lenders who have consented to the third amendment and restatement would be extended from June 30, 2004 to June 30, 2006, as of the date of the issuance of the debt securities.

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

The proceeds from any such offering of debt securities would not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

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

In connection with the credit agreement, we also entered into an increasing rate note purchase and loan agreement, originally dated June 30, 1999 and modified by the first amendment and restatement dated September 25, 2000 and the second amendment and restatement effective as of January 24, 2002, with Bear Stearns Corporate Lending Inc, as co-arranger and syndication agent, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as syndication agent, and J.P. Morgan Securities Inc. (formerly known as Chase Securities Inc.), as lead arranger and book manager. This facility has no scheduled amortization. As of September 30, 2002, we had a $479 million increasing rate term loan facility.

Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended in the third amendment and restatement to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement would be converted to term loans and would constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans would be amortized semi-annually by 0.5% with the balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 would have the same interest rate, but would be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, we withdrew a proposed offering of debt securities due to unfavorable market conditions.

We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund our normal recurring expenses and our debt service requirements. We anticipate that these needs will be fully funded from our cash flows provided by operating activities and, when necessary, from our revolving credit facility. In the past, we have generally met our long-term liquidity requirements for the funding of activities, such as development, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the proceeds from the sale of our assets.

Under the terms of the applicable credit facility, loan agreement, and lease agreement, as of September 30, 2002, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

		Payments due by year
	Total	Remainder of 2002		2003	2004	2005	2006	2007 and thereafter
	(in thousands)
Long term debt and capital lease obligations	$3,286,998	$19,218	(B)	$388,875	$1,176,463	$220,740	$1,244,317	$237,385
Office leases(A)	9,723	537		2,097	2,062	1,838	1,838	1,351
Hotel and ground leases(A)	877,562	15,581		62,420	61,841	61,633	61,633	614,454
Total	$4,174,283	$35,336		$453,392	$1,240,366	$284,211	$1,307,788	$853,190

(A)	Office, hotel and ground leases are operating leases and are included in operating expenses.

(B)	Subsequent to September 30, 2002, the mortgage debt was paid down by a total of $10,319 due to the sale of assets.

For the remainder of 2002, we have scheduled principal payments and debt maturities of approximately $19.2 million of which, subsequent to September 30, 2002, $10.3 million was paid down due to the sale of assets. During 2003, we have scheduled principal payments and debt maturities of approximately $388.9 million. Of that amount, we can elect to extend $178.4 million for three additional twelve month periods. We are seeking to refinance the scheduled principal payments and debt prior to their maturities in 2003; however, there can be no assurance that we will be able to do so. In addition, of the $1.2 billion scheduled principal payments and debt maturities in 2004, we can elect to extend $40 million for two additional twelve month periods. Although occupancies have improved from very depressed levels following the events of September 11, 2001, at present, it is not possible to predict either the severity or the duration of declines in the medium or long term on operations, liquidity, and capital resources (see our December 31, 2001 Form 10-K “Risks Related to Our Indebtedness” on page 15).

Dividends

We do not anticipate paying a dividend to our common shareholders and we are prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.2 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the four years following such six year period, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the preferred stock. As of September 30, 2002, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $36.5 million. This amount has been included in accounts payable and accrued expenses as of September 30, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of the quarter ended September 30, 2002, we issued an additional stock dividend of 300,694 shares of series A and series B preferred stock with a value of $30.1 million.

Renovations and Capital Improvements

During the first nine months of 2002, we invested approximately $50.7 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2002, we anticipate spending approximately $100 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We adopted the provisions of SFAS 142 in the first quarter of 2002 and recorded an impairment charge of $324,102,000 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, we did not record $9,102,000 of amortization in the first nine months of 2002 and will not record $12,136,000 annually.

The impact of the adoption of SFAS 142 on our net loss, and basic and diluted loss per share is presented in the following tables:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Reported net loss	$(78,194)	$(82,069)	$(462,740)	$(81,857)
Add back: Goodwill amortization	—	3,445	—	9,102

Adjusted net loss	$(78,194)	$(78,624)	$(462,740)	$(72,755)

Reported basic and diluted loss per share	$(0.68)	$(0.66)	$(3.39)	$(0.98)
Goodwill amortization	—	0.02	—	0.05

Adjusted basic and diluted loss per share	$(0.68)	$(0.64)	$(3.39)	$(0.93)

The changes in the carrying amount of goodwill for the quarter ended September 30, 2002 were as follows:

Other Segment(1)
Balance (net of amortization) as of January 1, 2002	$326,843
Reclassification to franchise costs	(2,350)
Impairment losses	(324,102)

Balance as of September 30, 2002	$391

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

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, we adopted SFAS 144. On September 24, 2002, we announced that we had entered into a definitive agreement with Westbrook Hotel Partners IV, LLC to sell thirteen properties for approximately $447 million. The sale is expected to close by the end of 2002. These properties have been reclassified as assets held for sale in the balance sheet as of September 30, 2002. As a result of the implementation of SFAS 144, the results of operations for twelve of the thirteen assets have been reported separately as discontinued operations. The thirteenth hotel is accounted for under SFAS 121 as it was previously held for sale. On November 1, 2002, we sold the Wyndham Columbus for $11 million. As part of the sell agreement, Wyndham Columbus will retain the Wyndham flag for ten years under a franchise agreement. This property has been classified as an asset held for sale in the balance sheet as of September 30, 2002. The results of operations have been reported separately as discontinued operations.

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

•
For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at September 30, 2002. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at September 30, 2002.

•
For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 2002.

	Remainder of 2002	2003(1)	2004(2)	2005	2006	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$7,398	$10,019	$63,470	$48,765	$8,688	$227,710	$366,050	$401,098
Average Interest Rate	9.53%	8.35%	6.95%	7.53%	9.03%	8.44%
Variable Rate	$11,820	$378,855	$1,112,993	$171,976	$1,235,629	$9,675	$2,920,948	$2,920,948
Average Interest Rate	5.21%	6.79%	9.07%	8.42%	11.14%	1.80%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$—	$758,979	$—	—	$758,979	$(82,293)
Average Pay Rate	6.14%	6.51%	6.67%	6.68%	—	—
Average Receive Rate	1.81%	2.11%	3.34%	4.24%	—	—
Interest Rate Caps
Notional Amount	$550,000	$427,892	$338,690	$111,150	$—	—	$1,427,732	$(14,414)
Strike Rate	6.26%	6.89%	7.93%	9.75%	—	—
Forward Rate	1.81%	2.11%	3.34%	4.24%	—	—

(1)	We can elect to extend $179.4 million for three additional twelve month periods
(2)	We can elect to extend $40 million for two additional twelve month periods

Item 4.    Controls and Procedures

Within 90 days before the date of this report on Form 10-Q, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. The defendants have moved the court for reargument of those portions of the order which did not dismiss the complaint. An answer to the complaint has not yet been filed. We intend to defend the suits vigorously.

On or about June 22, 1999 a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. Plaintiffs have not yet filed an amended complaint. We intend to defend the suits vigorously.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham’s business. Claimants do not specify the amount of damages sought. We intend to defend the claims vigorously.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges violated the State’s Deceptive and Unfair Trade Practices Act and False Claims Act. We filed a motion to dismiss this suit which was granted in part. The Attorney General has filed a notice of appeal, appealing the dismissal of the individual defendants. We intend to vigorously defend this appeal.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that resort fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of ten million dollars. We have answered this complaint and anticipate vigorously defending it.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to our senior credit facility and increasing rate loans facility from paying cash dividends on our preferred stock. As of September 30, 2002, we had aggregate deferred payments of the cash portion of the preferred stock dividend totaling approximately $36.5 million. This amount has been included in accounts payable and accrued expenses as of September 30, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of the quarter ended September 30, 2002, we issued an additional stock dividend of 300,694 shares of series A and series B preferred stock with a value of $30.1 million.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Item No.	Description
10.1*	Employment Agreement, dated September 17, 2002, between Wyndham and Mark A. Solls.
99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b)  Reports on Form 8-K for the quarter ended September 30, 2002:

We filed a Current Report on Form 8-K on August 13, 2002, reporting under Item 9, the delivery by our chief executive officer and our chief financial officer of their sworn statements to the Securities and Exchange Commission as required by SEC Order 4-460, dated June 27, 2002.

We filed a Current Report on Form 8-K on September 25, 2002, announcing a definitive agreement to sell thirteen hotel properties for approximately $447 million.

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
Richard A. Smith Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

DATED:    November 12, 2002

CERTIFICATION

I, Fred J. Kleisner, Chief Executive Officer of Wyndham International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wyndham International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Fred J. Kleisner
Name: Fred J. Kleisner Title: Chief Executive Officer

CERTIFICATION

I, Richard A. Smith, Chief Financial Officer of Wyndham International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wyndham International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ Richard A. Smith
Name: Richard A. Smith Title: Chief Financial Officer