Form 10-K
period 2002-12-31
WYNDHAM INTERNATIONAL INC
filed 2003-03-27
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to

Commission File Number 1–9320

Wyndham International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2878485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1950 Stemmons Freeway, Suite 6001 Dallas, Texas	75207
(Address of principal executive offices)	(Zip Code)

(214) 863-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.01 per share	American Stock Exchange

Preferred Stock Purchase Rights	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Series A Convertible

Preferred Stock, par value

$0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of Wyndham International, Inc. as of March 19, 2003 was $35 million, based upon a price of $.23 per share.

As of March 19, 2003, there were 167,999,126 shares of Wyndham class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the 2003 annual meeting of the stockholders of Wyndham, which will be filed with the Securities and Exchange Commission not later than April 30, 2003.

WYNDHAM INTERNATIONAL, INC.

Form 10-K Annual Report

i

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Overview

In this annual report, Wyndham International, Inc. together with its subsidiaries will be referred to as “we,” “us,” or the “Company.” We are a fully-integrated and multi-branded hotel enterprise operating primarily in the upper upscale and luxury segments of the hotel and resorts industry. We are one of the largest United States based hotel owners/operators with a portfolio consisting of 202 hotels with over 51,600 guest rooms as of December 31, 2002. We are a Delaware corporation and our principal executive office is located at 1950 Stemmons Freeway, Suite 6001, Dallas, Texas 75207.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission’s web site at http://www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is http://www.wyndham.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed them with the SEC.

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

On July 1, 1997, Patriot merged into California Jockey Club, or Cal Jockey. As part of this merger, Cal Jockey and Bay Meadows Operating Company, or Bay Meadows, entered into a paired share arrangement under which both of their common stocks were paired and traded together. Also, Cal Jockey changed its name to Patriot, and Bay Meadows changed its name to “Patriot American Hospitality Operating Company.”

In January 1998, Wyndham Hotel Corporation merged into Patriot and, as part of that merger, Patriot American Hospitality Operating Company changed its name to “Wyndham International, Inc.” We will refer to Wyndham International, Inc. as it existed before June 30, 1999 as “old Wyndham.”

During 1998, Patriot and old Wyndham grew primarily by acquiring hotels and other related businesses. They financed these acquisitions with funds drawn on their revolving credit facilities and capital raised by issuing paired shares and by having their two operating partnerships issue limited partnership interests. These acquisitions included:

•	the acquisition of Wyndham Hotel Corporation in January 1998 referred to above, as a result of which Patriot acquired 10 Wyndham hotels, 14 Clubhouse hotels, 52 management and franchise contracts, the Wyndham and Clubhouse proprietary brand names, and the Wyndham hotel management company;

•	three resort hotels in Puerto Rico and a majority interest in a related hotel company;

•	Arcadian International Limited, which owned 10 hotels in England, one hotel in Jersey, five owned and managed Malmaison hotels, two European resorts under development, the Malmaison proprietary brand name, and a 50% interest in a property being developed in London;

•	Interstate Hotels Company, or Interstate, which owned or had controlling interests in 42 hotels, leases for 84 hotels, and management or service agreements for 82 hotels;

•	SF Hotel Company, L.P., which owned four Summerfield Suites® hotels, leasehold and management interests in 24 Summerfield Suites®, Sierra Suites® and Sunrise Suites hotels, and management contracts and franchise interests for 12 additional hotels; and

•	the hospitality related business of CHC International, Inc., or CHCI, which included the acquisition of 17 leases and 16 management contracts related to Patriot hotels, eight third party management contracts, two third party asset management contracts, the Grand Bay proprietary brand name, and certain other assets.

On June 30, 1999, we restructured our organization. As part of this restructuring:

•	Patriot became a wholly-owned subsidiary of ours;

•	we and Patriot terminated the paired share arrangement;

•	each outstanding paired share was converted into one share of our class A common stock; and

•	Patriot terminated its status as a REIT effective January 1, 1999 and became a taxable corporation as of that date.

Also on June 30, 1999, we completed a $1 billion series B preferred stock equity investment, closed a new credit facility (comprised of a senior credit facility and an increasing rate loan facility), which was amended and restated as of January 24, 2002, and closed on additional mortgage debt. Holders of our series B preferred stock are entitled to a quarterly dividend on a cumulative basis at a rate of 9.75% per year of which a portion is payable in additional shares of our series B preferred stock. Our series B preferred stock is convertible, at the holders’ option, into shares of our class B common stock. Also in 1999, we completed a rights offering of our series A preferred stock, which, except for voting rights, has substantially similar terms to our series B preferred stock. We used the proceeds of our series A preferred stock offering to redeem some of our series B preferred stock.

The January 24, 2002 amendment to our credit facility prohibits us from paying the cash portion of the preferred dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2002, we had issued an additional stock dividend of 365,059 shares of series A and B preferred stock with a value of $36.5 million because cash dividends totaling $43.9 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days.

During 2000, we agreed to the redemption of our aggregate 55% non-voting economic interest in Interstate Hotels, LLC, a principal operating subsidiary of Interstate. Interstate Hotels, LLC transferred to us a management agreement for one hotel owned by us and amended management agreements with respect to six other hotels owned by us to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of our interest was redeemed by Interstate Hotels, LLC and substantially all of the remainder was converted into a preferred membership interest in Interstate Hotels, LLC. As additional consideration for the redemption and conversion of our interest, we caused our representative on Interstate’s board of directors to resign and relinquished our right to appoint a member to Interstate’s board of directors in the future. In addition, we granted Interstate an option exercisable within 90 days of October 20, 2000, to acquire all of Interstate’s stock owned by us at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired by Interstate Hotels, LLC for approximately $597,000. On July 12, 2001, Interstate Hotels, LLC, pursuant to a redemption agreement, called for the redemption of our preferred interest in Interstate Hotels, LLC. In consideration for the redemption, we received $8.25 million in cash and two promissory notes in the amounts of $750,000 and $3.68 million, respectively. The notes were repaid in May 2002 and June 2002, respectively. We recorded a gain of $2 million, net of previously recorded impairment of $16.5 million. The portion of our interest that was not converted into a preferred membership interest remains outstanding. Thereafter, at any time on or after July 1, 2004, both we and Interstate Hotels, LLC have the right to require Interstate Hotels, LLC to redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times Interstate Hotels, LLC’s EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in Interstate Hotels, LLC which is represented by the remaining interest, or (b) approximately $433,000.

In 2000, we sold the following assets:

•	the Sierra Suites® hotel brand, one owned and three leased properties, 17 franchise and management contracts for Sierra Suites®, and nine management contracts for Summerfield Suites® for net cash proceeds of approximately $53.0 million, $29.8 million of which was used to relieve future payment obligations related to the SF Hotel Company, L.P. acquisitions;

•	26 hotels (two of which were leased back to us) and the Clubhouse Inn proprietary brand for net cash proceeds of approximately $175.0 million, after we repaid approximately $70.4 million of mortgage debt; and

•	investments in three hotels, two parcels of land, retail space, and a garage for net cash proceeds of approximately $61.4 million, after we repaid approximately $7.8 million of debt and a note receivable of $4.3 million.

In 2001, we sold the following assets:

•	two hotels and a sewer company, in separate transactions for aggregate net cash proceeds of approximately $8.6 million, after we repaid approximately $21.8 million of debt;

•	one hotel in which we retained a preferred equity interest for net cash proceeds of approximately $19.7 million;

•	three hotels and investments in four additional hotels in a single transaction for net cash proceeds of approximately $58.7 million; and

•	six hotels, which were exchanged for one hotel.

In 2002, we sold the following assets:

•	seven hotels and an investment in a restaurant venture, in separate transactions for aggregate net cash proceeds of approximately $60.1 million, after we repaid approximately $65.7 million of debt. Also, $38.7 million of the net cash proceeds from the sale of the assets was used by us to pay down the balance of our senior credit facility and increasing rate loan facility; and

•	thirteen hotels in a single transaction for net cash proceeds of approximately $202.5 million, after we repaid approximately $224.1 million of debt and placed $36.1 million in escrow under the terms of our senior credit facility for application by the Company in the future to make payments on existing mortgage indebtedness. Also, $127.6 million of the net cash proceeds from the sale of the assets was used by us to pay down the balance of our senior credit facility and increasing rate loan facility.

As of March 1, 2003, we had sold or entered into a contract to sell the following assets:

•	investments in a hotel entity, certain undeveloped land and a golf venture for net proceeds of $19.7 million after payment of debt of $7.4 million. $7.7 million of the net cash proceeds was used to pay down a portion of the senior credit facility and the increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

•	a contract to sell eight Wyndham Garden hotels for $46.1 million. The eight hotels had a combined mortgage debt of $39 million as of January 31, 2003. As part of the sale agreement, the eight Garden hotels will retain the Wyndham flag for a term of up to five years under a franchise agreement, which term may be terminated by us on 90 days prior written notice or by the franchisee on 30 days prior written notice. These properties have been classified as assets held for sale in the balance sheet as of December 31, 2002 and the results of operations have been reported separately as discontinued operations. Included in the discontinued operations is an impairment charge of $31 million taken against the net book value of the eight Garden hotels.

General Description of Our Business

We classify our business into two groups: (1) proprietary branded hotels and (2) non-proprietary branded hotels, under which we manage our business. Our proprietary branded hotels are Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites by Wyndham™ consisting of 161 owned, leased, managed, or franchised hotels with over 39,900 guest rooms as of December 31, 2002. Wyndham Hotels & Resorts® is our principal proprietary branded group of assets. Through both our Wyndham Hotels & Resorts® brand and our Wyndham Garden Hotels® brand, we offer upper upscale, full-service accommodations to business and leisure travelers. Through our Wyndham Luxury Resorts brand, we offer five-star luxury accommodations, such as the Boulders and Carmel Valley Ranch. Through our Summerfield Suites by Wyndham™ brand, we offer upper upscale, all-suite accommodations to business and leisure travelers.

Our primary growth strategy for our proprietary brand has been to expand through new management and franchise contracts, rebrand our nonproprietary hotels to the Wyndham flag, operate efficiently through revenue generation and cost containment programs and build the brand through innovative programs.

Our non-proprietary branded hotels consist of 41 owned, leased, managed or franchised hotels with over 11,700 guest rooms as of December 31, 2002. All of these hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza®, Hilton®, Hyatt®, Radisson®, Holiday Inn®, Doubletree®, Ramada®, and Marriott®. We manage all but 19 of these hotels. Our non-proprietary branded hotels are operated primarily by Performance Hospitality Management, or PHM, one of our management divisions. In addition to our owned and leased assets, PHM manages one non-proprietary branded hotel for a third party. We intend to continue to selectively dispose of our non-proprietary branded hotels through asset sales and exchanges to create a source of capital for us to (1) continue expanding the Wyndham proprietary brand and (2) repay debt.

Please see “Results of Reporting Segments” under Item 7 of this Form 10-K and Note 13 to the Notes to our consolidated financial statements for information about our business segments.

Our Business Strengths

•	Strong Brand Name. Our proprietary brands all have at least a 18-year history and our Wyndham brand is highly recognized in our industry. Our Wyndham brand, including Summerfield Suites by Wyndham™, serves to identify high quality assets with a consistent and high level of customer service and reliability.

•	Geographically Diverse Portfolio. To help mitigate the effects of regional downturns in the hotel industry, we have assembled a geographically diverse portfolio of hotels and resorts.

•	Control over Property Execution. We own or operate approximately 86% of our proprietary branded portfolio. As a result, we can more efficiently and effectively implement brand-enhancing programs, such as the Wyndham Brand Standards, the program we implemented in 2000 to standardize the stay experience in all of our hotels, and Wyndham ByRequest®, our innovative guest recognition program which builds brand loyalty by allowing our guests to customize their stay. We were able to implement both of these programs in our proprietary branded properties in less than one year. In addition, through economies of scale, we benefit from greater purchasing and negotiating power when addressing company-wide marketing, insurance, and other hotel services. Furthermore, in markets where we have multiple hotels, we are able to create more consistent operating performance and reduce costs by combining certain operating functions.

•	Personalized Guest Experience. Through our innovative brand-enhancing program, Wyndham ByRequest®, we are able to provide each ByRequest member a personalized stay experience. Based on the member’s personal ByRequest profile, we arrange their guest room amenities before check-in. In addition, Wyndham ByRequest® allows us to customize on-going communications with members and tailor future travel benefits to our members’ ByRequest profile. As a result of this program, the number of active members has tripled since the introduction of the “Free Long Distance Phone Call Program” on June 1, 2002. At December 31, 2002, the program had over 1.3 million members.

•	Captured Market Share. We have continued to capture market share versus our competitors since our June 30, 1999 reorganization with programs such as our Women on Their Way, which is designed to serve the needs of the female traveler. Our Women on Their Way program and our on-going commitment to diversity have enabled us to capture a substantial share of the emerging market segment of the young, female business traveler, the fastest growing segment of all business travelers.

Our Business Strategy

Since our June 30, 1999 reorganization, we have been focused on increasing our proprietary branded assets by obtaining new management and franchise contracts and rebranding our non-strategic assets. We have been building our brand by growing our management and franchise business and implementing innovative programs. Additionally, we have created brand operating efficiencies with revenue generation and cost containment programs.

•	Dispose of non-strategic assets. We currently intend to sell all of our non-strategic, non-convertible assets. These are properties that do not fit our proprietary brand profile because of the quality of the asset or the fact that it is encumbered by a long-term licensing agreement with a non-Wyndham brand. By disposing of these assets, we will be able to focus solely on being a branded operating company, as well as reduce our debt with the net proceeds from these asset sales. Since implementing this plan in June of 1999, we have sold 102 assets with gross proceeds of approximately $1.49 billion. We have 34 non-strategic assets remaining to be sold. These assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value.

•	Rebrand existing hotels. Where opportunities exist, we continue to rebrand eligible non-proprietary assets that fit our Wyndham brand. Rebranded properties benefit from our global distribution system and our brand defining programs. By rebranding these hotels, we benefit by increasing the geographical distribution of our Wyndham properties, which enables us to offer our guests a consistent Wyndham experience in more locations. We also benefit by eliminating the need to pay franchise and related fees to our competitors. We have converted 18 assets from other brands to the Wyndham brand. We also have converted 12 Wyndham Garden hotels to full Wyndham Hotels, which enable us to offer more services to our customers.

•	Grow our management and franchise business. We have and will continue to focus our growth efforts in the area of new management and franchise contracts. This growth will enable us to expand our brand distribution and increase our revenues through the fee income associated with these contracts. During the past five years, we have entered into 16 management contracts and 21 franchise agreements. We are aggressively pursuing new management and franchise opportunities and will continue to geographically target major metropolitan areas and resort destinations. We have extensive experience in the lodging industry and we believe our industry knowledge, relationships and access to market information provide us a competitive edge with respect to identifying, evaluating and signing new hotel assets to the Wyndham brand.

•	Build the Wyndham brand. We continue to support and implement programs to build the Wyndham brand.

•	Our innovative guest recognition program, Wyndham ByRequest®, allows our guests to personalize their stay at any of our branded properties. We customize on-going communication and future travel benefits to our members’ profiles, which we believe builds loyalty to the Wyndham brand.

•	Our Women on Their Way program has been successful in capturing substantial market share in the emerging market segment of young, female business traveler and has helped create an advantage in attracting more guests to our hotels.

•	We have implemented consistent brand standards in our Wyndham branded assets by including “Room That Perform” amentities such as high-end mattresses dressed in luxurious duvets/coverlets, decorative pillow shams and bedskirts; Herman Miller Aeron chairs; and Golden Door Amenities in our rooms. This helps ensure a consistent stay experience in all Wyndham branded properties.

•	Operate efficiently. From a revenue generation standpoint, we have continued to streamline our sales and booking efforts. After our June 30, 1999 reorganization, we brought all of our branded assets under one global distribution code “WY”. This has enabled our central reservations office to efficiently cross sell our properties and, thus, achieve a greater maximization of revenues.

Beginning with our June 30, 1999 reorganization and continuing throughout 2002, we have continued to implement cost containment programs. We have closed eight satellite offices and have relocated all corporate operations to Dallas, Texas. We have also implemented cost reduction programs to counteract the economic recession. The programs include, among other things, a permanent reduction in our workforce at both our corporate office and our properties; a temporary furloughing of employees at our properties; reduced restaurant hours and closed floors and wings of hotels commensurate with occupancy levels; and the renegotiation of service agreements and trade contracts.

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

Wyndham Hotels & Resorts®.    This brand includes our principal proprietary brand of hotels and resorts. Our hotel brand features upper upscale, full-service hotels that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers as well as conferences and conventions. These hotels, which are located primarily in the central business districts and dominant suburbs of major metropolitan markets, target business groups, meetings and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of quality guest service.

Our distinctive, full-service Wyndham Resorts feature owned, leased or managed resorts that contain an average of 410 rooms and a full range of guest services for leisure travelers and business groups. We are the largest owner/operator of resorts in the Carribean and Florida, including our newest appointment as manager of the 156 room Martineau Bay Resort & Spa in March 2003.

Wyndham Luxury Resorts®.    This brand includes five-star, luxury hotel properties featuring between 50 and 200 rooms, numerous fine dining options and other luxury and recreational amenities. These luxury resorts distinguish themselves by focusing on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. Our luxury resort collection includes the Golden Door®, one of the world’s preeminent destination spas based in Escondido, California. Our luxury resorts are also located in Arizona, California, Massachusetts and Mexico.

Wyndham Garden Hotels®.    This brand includes hotels that are located principally near major airports and suburban business districts and serve individual business travelers and small business groups. These full-service hotels feature between 150 and 230 guest rooms, and include up to 6,500 square feet of meeting space. Their amenities and services generally include a three-meal restaurant, signature Wyndham Garden® libraries, laundry and room service.

Summerfield Suites by Wyndham™.    This brand offers guests one of the highest quality lodging experiences in the upper upscale, all-suites segment. Each suite contains a fully equipped kitchen, a spacious living room and a private bedroom. Many of the suites feature two bedroom, two bath units. Each hotel also has a swimming pool, exercise room and other amenities to serve business and leisure travelers. Each hotel features 90 to 280 suites in either interior or exterior corridor design.

Our Non-Proprietary Brands

Among our non-proprietary branded hotels, we own and operate 21 hotels aggregating over 5,900 rooms under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza®, Hilton®, Hyatt®, Radisson®, Holiday Inn®, Doubletree®, Ramada®, Marriott® and Courtyard by Marriott®. The majority of our non-proprietary branded hotels are full-service hotels that operate in the upscale and upper upscale segments of the hotel industry. Our full-service hotels generally offer a range of conference facilities and banquet space, food and beverage accommodations, gift shops and recreational areas, including swimming pools. These hotels target both business and leisure travelers, including meetings, groups and individuals.

Lodging Information

The following table sets forth, for each of our owned and leased hotels as of December 31, 2002, the hotels and number of rooms and, for the year ended December 31, 2002, total revenue, average daily rate, average occupancy rate, and revenue per available room.

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Wyndham Hotels & Resorts
Wyndham Andover	Andover	MA	293	$10,838	$95.01	59.8%	$56.84
Wyndham Arlington	Arlington	TX	310	$11,596	$97.32	60.6%	$59.01
Wyndham Atlanta	Atlanta	GA	312	$12,002	$128.69	55.0%	$70.73
Wyndham Baltimore—Inner Harbor	Baltimore	MD	707	$29,394	$120.71	61.9%	$74.77
Wyndham Bel Age	Hollywood	CA	200	$14,091	$140.83	83.2%	$117.18
Wyndham Billerica	Billerica	MA	210	$6,557	$100.02	58.3%	$58.30
Wyndham Bloomington	Bloomington	MN	209	$7,299	$82.10	75.8%	$62.23
Wyndham Boston	Boston	MA	362	$22,367	$157.39	80.3%	$126.43
Wyndham Bristol Place—Toronto Airport	Toronto	Ontario	287	$12,566	$82.74	79.2%	$65.54

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Wyndham Buttes Resort	Tempe	AZ	353	$23,440	$116.55	77.2%	$90.02
Wyndham Casa Marina Resort & Beach House	Key West	FL	311	$26,661	$180.05	85.4%	$153.69
Wyndham Chicago	Chicago	IL	417	$24,215	$131.29	78.9%	$103.63
Wyndham City Center	Washington	DC	352	$16,715	$103.86	78.6%	$81.64
Wyndham Colorado Springs	Colorado Springs	CO	311	$9,099	$78.54	61.3%	$48.17
Wyndham Commerce	Commerce	CA	201	$6,075	$83.72	59.7%	$49.96
Wyndham Condado Plaza	San Juan	PR	570	$69,903	$150.98	77.4%	$116.86
Wyndham Dallas Market Center	Dallas	TX	227	$5,688	$90.67	54.5%	$49.42
Wyndham Denver Tech Center	Denver	CO	180	$4,182	$81.28	53.0%	$43.06
Wyndham El Conquistador Resort & Country Club	Fajardo	PR	750	$89,292	$201.24	67.8%	$136.44
Wyndham El San Juan Hotel & Casino	San Juan	PR	382	$61,616	$204.17	85.0%	$173.59
Wyndham Emerald Plaza	San Diego	CA	436	$23,649	$126.51	83.9%	$106.13
Wyndham Grand Bay—Coconut Grove	Miami	FL	177	$9,624	$147.38	58.5%	$86.25
Wyndham Harbour Island	Tampa	FL	299	$15,136	$123.87	69.1%	$85.57
Wyndham Indianapolis	Indianapolis	IN	171	$3,785	$73.61	55.3%	$40.74
Wyndham Lisle	Lisle	IL	242	$10,022	$88.65	59.9%	$53.06
Wyndham Miami Airport	Miami	FL	408	$11,353	$68.83	73.1%	$50.35
Wyndham Miami Beach Resort	Miami	FL	424	$21,412	$109.44	76.0%	$83.18
Wyndham Midtown Atlanta	Atlanta	GA	191	$7,251	$103.36	77.3%	$79.87
Wyndham Nashville	Nashville	TN	180	$4,537	$63.07	78.4%	$49.43
Wyndham New Orleans	New Orleans	LA	438	$28,476	$168.40	72.2%	$121.52
Wyndham Newark	Newark	NJ	396	$11,581	$74.87	64.3%	$48.10
Wyndham Northwest Chicago	Itasca	IL	408	$22,731	$106.91	57.3%	$61.26
Wyndham Palace Resort &Spa	Lake Buena Vista	FL	1,013	$67,643	$143.03	73.2%	$104,71
Wyndham Peachtree Conference Center	Peachtree City	GA	250	$12,153	$99.87	56.8%	$56.69
Wyndham Peaks Resort & Golden Door Spa	Telluride	CO	174	$18,548	$282.89	57.5%	$162.77
Wyndham Philadelphia at Franklin Plaza	Philadelphia	PA	758	$39,247	$112.10	71.4%	$80.04
Wyndham Phoenix Airport	Phoenix	AZ	210	$5,530	$71.30	71.8%	$51.21
Wyndham Pittsburgh Airport	Corapolis	PA	314	$9,960	$81.13	54.3%	$44.07
Wyndham Reach Resort	Key West	FL	150	$12,499	$169.82	85.1%	$144.57
Wyndham Resort & Spa	Fort Lauderdale	FL	496	$15,822	$97.61	43.7%	$42.66
Wyndham Richmond Airport	Richmond	VA	155	$4,074	$64.98	68.6%	$44.58
Wyndham Riverfront	New Orleans	LA	202	$8,284	$136.33	68.3%	$93.14
Wyndham Roanoke Airport	Roanoke	VA	320	$8,350	$68.52	67.7%	$46.40
Wyndham Rose Hall & Resort Country Club	Montego Bay	Jamaica	488	$25,300	$99.51	77.3%	$76.93
Wyndham Salt Lake City	Salt Lake City	UT	381	$15,227	$95.55	76.0%	$72.65
Wyndham San Diego	San Diego	CA	180	$6,617	$97.15	78.9%	$76.68
Wyndham Santa Maria	Key West	FL	51	$485	$75.08	34.2%	$25.71
Wyndham Seattle—Tacoma Airport	Seattle	WA	204	$6,869	$78.43	84.2%	$66.07
Wyndham Sunnyvale	Sunnyvale	CA	180	$6,086	$97.04	79.0%	$76.67
Wyndham Syracuse	Syracuse	NY	250	$11,015	$83.23	70.9%	$59.03
Wyndham Toledo	Toledo	OH	241	$7,934	$81.08	66.9%	$54.24
Wyndham Valley Forge	Wayne	PA	229	$9,653	$118.04	68.4%	$80.73
Wyndham Vinings	Atlanta	GA	159	$4,846	$85.72	70.9%	$60.76
Wyndham Washington, D.C.	Washington	DC	400	$20,817	$123.37	75.5%	$93.12
Wyndham Westborough	Westborough	MA	223	$9,375	$105.47	58.7%	$61.92
Wyndham Westshore—Tampa	Tampa	FL	324	$15,104	$93.84	74.0%	$69.41
Wyndham Windwatch	Haupauge	NY	360	$19,850	$122.90	71.8%	$88.26
Bourbon Orleans—A Wyndham Historic Hotel	New Orleans	LA	216	$8,521	$134.36	67.4%	$90.57
The Fairmount Hotel—A Wyndham Historic Hotel	San Antonio	TX	37	$2,000	$126.16	73.9%	$93.21
The Mayfair—A Wyndham Historic Hotel	St. Louis	MO	182	$4,147	$81.74	56.6%	$46.26

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
The Tremont Boston—A Wyndham Historic Hotel	Boston	MA	322	$13,613	$113.63	78.1%	$88.75
The Tutwiler—A Wyndham Historic Hotel	Birmingham	AL	147	$5,319	$100.92	62.6%	$63.17
Wyndham Grand Heritage U.S. Grant	San Diego	CA	284	$16,869	$122.22	82.1%	$100.33
The Union Station—A Wyndham Historic Hotel	Nashville	TN	124	$5,295	$97.75	71.8%	$70.17

Wyndham Luxury Resorts
Carmel Valley Ranch—A Wyndham Luxury Resort	Carmel Valley	CA	144	$17,828	$210.54	75.1%	$158.10
The Boulders—A Wyndham Luxury Resort	Carefree	AZ	160	$41,170	$272.63	75.9%	$206.88
The Lodge at Ventana Canyon—A Wyndham Luxury Resort	Tucson	AZ	50	$13,122	$188.04	69.1%	$129.89

Wyndham Garden Hotels
Wyndham Garden Hotel—Bothell	Bothell	WA	166	$4,565	$91.35	59.7%	$54.52
Wyndham Garden Hotel—Brookfield	Brookfield	WI	178	$4,006	$67.83	63.0%	$42.76
Wyndham Garden Hotel—Chandler	Chandler	AZ	159	$3,274	$64.53	67.1%	$43.33
Wyndham Garden Hotel—Charlotte	Charlotte	NC	173	$3,201	$59.19	58.1%	$34.37
Wyndham Garden Hotel—Dallas Park Central	Dallas	TX	197	$2,292	$60.67	36.2%	$21.95
Wyndham Garden Hotel—LaGuardia	East Elmhurst	NY	229	$8,919	$108.91	83.9%	$91.32
Wyndham Garden Hotel—Las Colinas	Irving	TX	168	$3,941	$86.57	57.4%	$49.67
Wyndham Garden Hotel—Naperville	Naperville	IL	143	$3,583	$79.70	63.9%	$50.91
Wyndham Garden Hotel—Novi	Novi	MI	148	$3,994	$77.19	70.2%	$54.20
Wyndham Garden Hotel—Overland Park	Overland Park	KS	180	$3,482	$63.75	59.0%	$37.59
Wyndham Garden Hotel—Perimeter	Atlanta	GA	143	$2,489	$71.12	49.8%	$35.44
Wyndham Garden Hotel—Pleasanton	Pleasanton	CA	171	$4,106	$80.83	64.6%	$52.18
Wyndham Garden Hotel—Schaumburg	Schaumburg	IL	188	$2,926	$69.15	47.5%	$32.83
Wyndham Garden Hotel—Wood Dale	Wood Dale	IL	162	$4,135	$85.56	58.4%	$49.94
Wyndham Garden Hotel—North Phoenix	Phoenix	AZ	166	$2,531	$60.41	51.5%	$31.14

Summerfield Suites by Wyndham
Summerfield by Wyndham—Addison	Addison	TX	132	$2,629	$74.56	68.9%	$51.40
Summerfield by Wyndham—Belmont	Belmont	CA	132	$4,926	$117.69	82.6%	$97.19
Summerfield by Wyndham—Buckhead	Atlanta	GA	88	$2,927	$89.77	76.8%	$68.94
Summerfield by Wyndham—Chatsworth	Chatsworth	CA	114	$3,889	$101.07	91.1%	$92.09
Summerfield by Wyndham—Denver	Englewood	CO	136	$2,921	$71.47	78.9%	$56.40
Summerfield by Wyndham—Dulles	Herndon	VA	112	$2,970	$94.83	74.2%	$70.38
Summerfield by Wyndham—El Segundo	El Segundo	CA	122	$4,055	$97.88	88.9%	$87.04
Summerfield by Wyndham—Lake Buena Vista	Orlando	FL	150	$5,169	$106.14	80.9%	$85.90
Summerfield by Wyndham—Las Colinas	Irving	TX	148	$4,638	$95.05	84.5%	$80.28
Summerfield by Wyndham—Malvern	Malvern	PA	120	$3,967	$113.25	73.3%	$82.96
Summerfield by Wyndham—Miami	Miami	FL	156	$4,197	$79.69	86.8%	$69.17
Summerfield by Wyndham—Morristown	Morristown	NJ	133	$6,002	$145.83	79.7%	$116.20
Summerfield by Wyndham—Mt. Laurel	Mt Laurel	NJ	116	$3,630	$87.90	91.6%	$80.56
Summerfield by Wyndham—Orlando	Orlando	FL	146	$4,883	$105.62	80.0%	$84.47
Summerfield by Wyndham—Parsippany/Whippany	Whippany	NJ	136	$4,405	$119.99	70.5%	$84.54
Summerfield by Wyndham—Perimeter	Atlanta	GA	122	$2,599	$79.18	71.2%	$56.42
Summerfield by Wyndham—Princeton	Princeton	NJ	124	$4,745	$128.88	76.2%	$98.25
Summerfield by Wyndham—San Francisco Airport	San Bruno	CA	92	$3,086	$96.07	90.7%	$87.12
Summerfield by Wyndham—San Jose	San Jose	CA	114	$3,741	$105.89	82.4%	$87.25
Summerfield by Wyndham—Schaumburg	Schaumburg	IL	112	$2,728	$88.98	69.8%	$62.07
Summerfield by Wyndham—Seattle	Seattle	WA	193	$6,391	$112.96	74.0%	$83.59
Summerfield by Wyndham—Somerset	Somerset	NJ	140	$4,627	$118.90	72.8%	$86.57
Summerfield by Wyndham—Sunnyvale	Sunnyvale	CA	138	$4,733	$116.24	78.8%	$91.56
Summerfield by Wyndham—Sunrise Suites	Tinton Falls	NJ	96	$2,915	$100.05	79.0%	$79.02
Summerfield by Wyndham—Torrance	Torrance	CA	144	$4,195	$84.34	89.9%	$75.81
Summerfield by Wyndham—Waltham	Waltham	MA	136	$4,082	$99.50	79.7%	$79.32

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Summerfield by Wyndham—Westport	St. Louis	MO	106	$2,669	$82.70	80.8%	$66.79

Non-Proprietary Brand Properties
Crowne Plaza Ravinia	Atlanta	GA	495	$21,850	$104.62	61.7%	$64.54
Doubletree Allen Center	Houston	TX	350	$17,140	$137.87	68.7%	$94.69
Doubletree Anaheim	Orange	CA	454	$14,457	$85.20	66.3%	$56.51
Doubletree Des Plaines	Des Plaines	IL	246	$5,219	$77.48	60.1%	$46.54
Doubletree Glenview	Glenview	IL	252	$7,609	$87.87	63.1%	$55.48
Doubletree Miami	Miami	FL	266	$3,919	$60.22	53.7%	$32.32
Pickwick Hotel	San Francisco	CA	188	$4,368	$86.08	63.0%	$54.21
Doubletree Overland Park	Overland Park	KS	356	$13,183	$91.04	65.0%	$59.13
Doubletree Park Place	Minneapolis	MN	297	$10,210	$90.89	56.7%	$51.52
Doubletree Post Oak	Houston	TX	449	$22,202	$114.47	69.4%	$79.46
Doubletree St. Louis	Chesterfield	MO	223	$9,772	$87.58	61.4%	$53.75
Doubletree, Tallahassee	Tallahassee	FL	244	$8,037	$91.76	68.6%	$62.95
Doubletree Tulsa	Tulsa	OK	417	$8,973	$75.78	49.7%	$37.65
Hilton Cleveland	Independence	OH	191	$9,303	$87.99	59.1%	$51.99
Hilton Denver	Greenwood Village	CO	305	$8,878	$86.69	56.1%	$48.60
Hilton Ft. Lauderdale	Dania	FL	383	$13,685	$79.98	77.6%	$62.08
Hilton Parsippany	Parsippany	NJ	510	$23,183	$139.93	54.8%	$76.68
Hilton Newark	Newark	NJ	253	$11,537	$134.27	63.9%	$85.76
Holiday Inn Aristocrat	Dallas	TX	172	$3,500	$92.92	49.1%	$45.62
Holiday Inn Dallas	Dallas	TX	377	$7,064	$65.76	48.6%	$31.99
Holiday Inn Houston	Houston	TX	193	$2,890	$63.23	47.8%	$30.21
Holiday Inn San Angelo	San Angelo	TX	148	$2,737	$66.48	61.3%	$40.78
Holiday Inn San Francisco	San Francisco	CA	224	$6,123	$76.59	69.9%	$53.55
Holiday Inn Westlake	Westlake	OH	266	$4,998	$70.88	46.1%	$32.66
Hyatt Lexington	Lexington	KY	365	$12,433	$89.44	57.5%	$51.44
Marriott Atlanta North Central	Atlanta	GA	287	$9,059	$92.96	55.2%	$51.33
Marriott Harrisburg	Harrisburg	PA	348	$15,597	$102.30	73.9%	$75.56
Marriott Indian River Plantation Resort	Stuart	FL	290	$16,553	$126.41	62.4%	$78.84
Park Shore	Honolulu	HI	226	$4,492	$70.73	59.6%	$42.16
Radisson Akron	Akron	OH	128	$1,826	$64.44	51.4%	$33.14
Radisson Burlington	Burlington	VT	256	$12,290	$115.04	79.0%	$90.85
Radisson Dallas	Dallas	TX	199	$3,794	$61.61	60.8%	$37.44
Radisson New Orleans	New Orleans	LA	759	$17,195	$92.08	47.9%	$44.07
Radisson Town & Country	Houston	TX	173	$3,550	$84.48	58.3%	$49.29
Ramada San Francisco	San Francisco	CA	323	$3,090	$52.31	38.0%	$19.87
Regency	San Juan	PR	127	$2,727	$104.07	49.2%	$51.16
Sheraton Saginaw	Saginaw	MI	156	$2,582	$59.55	67.2%	$40.04

Total Portfolio

	Owned	Leased	Managed	Franchised	Total
Wyndham Hotel & Resorts	53	11	17	9	90
Wyndham Luxury Resorts	3	0	3	0	6
Wyndham Garden Hotels	10	5	2	9	26
Summerfield Suites by Wyndham	6	21	0	12	39

Proprietary Brand Hotels—Subtotal	72	37	22	30	161
Non-Proprietary Brand Hotels	38	0	3	0	41

Total	110	37	25	30	202

Franchise and Brand Affiliations

As of December 31, 2002, all but four of our owned hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for our hotels, including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. We generally are the licensee under the franchise agreements related to such hotels. Under these franchise agreements, franchise royalties and fees generally range up to approximately 10% of room revenue. The duration of these franchise agreements vary, but generally may be terminated upon prior notice or upon payment of certain specified fees.

Management of Hotels

As of December 31, 2002, we managed 25 hotels for third party owners pursuant to management agreements under which we are responsible for the day-to-day operations of these hotels. Of these managed hotels, we managed 22 hotels under our proprietary brands and three hotels under non-proprietary brands. The day-to-day operations of these hotels include managing hotel accommodations, meeting rooms and food and beverage services as well as hiring and training staff, planning and providing sales and marketing services, purchasing operating supplies, inventories and furniture, fixtures and equipment, providing routine repairs and maintenance, and performing hotel accounting functions, including the preparation of monthly financial statements. Management fees generally range up to approximately 5% of total revenue per managed hotel. The terms of the management agreements vary from hotel to hotel, but range from 1 to 20 years. As of December 31, 2002, the average remaining term for the management agreements was approximately 6.5 years.

Employees

As of December 31, 2002, we employed approximately 25,000 employees. In our opinion, we have good relationships with our employees and we retain appropriate support personnel to manage our operations.

Certain Risk Factors

Set forth below are important risks and uncertainties that could affect our business results or cause our actual results to differ materially from those expressed in forward-looking statements made by us.

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

A sluggish economy may continue to adversely impact our financial results and growth.    A sluggish economy, lack of consumer confidence in the stock market and other national and world events, including acts of terrorism and/or war, have created a significant amount of uncertainty about future prospects of national and world economies. The overall long-term effect on us and the lodging industry is also uncertain. In the face of such uncertainty, we have developed and implemented a contingency plan focused particularly on cost management. At the present time, however, it is not possible to predict either the severity or duration of such declines, but weaker hotel performance will, in turn, have an adverse impact on our business, financial condition, and results of operations.

Risk Related to Exchange Listing

On October 15, 2002, our class A common stock began trading on the American Stock Exchange, or the AMEX. Our class A common stock was previously listed and traded on the New York Stock Exchange, or the NYSE. We received notice from the NYSE that we were not in compliance with their continued listing standards because the average closing price of our class A common stock was below $1.00 for a consecutive 30-day trading period prior to the date of the notice. We explored several options to ensure that our class A common stock would continue to be publicly traded and we believe that the AMEX provided us with the best solution. No assurance can be given that we will meet the AMEX’s listing standards in the future.

Industry Risks

Our business is subject to operating risks common to the hotel industry.    Our primary business is owning, leasing and managing hotels. This business is subject to operating risks common to the hotel industry, including:

•	competition for guests from other hotels, a number of which may have greater marketing and financial resources and experience than us and our hotel management companies;

•	increases in operating costs due to inflation and other factors, which may not be offset by increased room rates;

•	dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

•	increases in energy costs and other travel expenses, which may deter travelers; and

•	adverse effects of general and local economic conditions.

These factors could adversely affect our ability to generate revenues, our financial condition and results of operations.

We may be unable to obtain or transfer necessary operating licenses in hotel acquisitions.    When we acquire hotels or hotel operating companies, we may be unable to transfer certain operating licenses or obtain new licenses in a timely manner, such as food and beverage licenses. Although hotels can sell alcoholic beverages under interim licenses or licenses obtained before we acquire them, there can be no assurance that these licenses will remain in effect until we (or the hotel management companies) obtain new licenses. If a hotel fails to have a food and beverage license or other operating licenses, this failure would adversely affect the hotel’s ability to generate revenues and could adversely affect our business, financial condition and results of operations.

Consumers could develop brand loyalties to Internet based hotel reservation systems rather than to our lodging brands.    A percentage of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com, Hotel.com, Travelocity.com, Hotwire.com, Priceline.com and Click-It weekends. As this percentage increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation systems rather than to lodging brands. If this occurs, it could adversely affect our business, financial condition and results of operations.

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

We face significant competition for hotel acquisition opportunities.    We may be competing for hotel acquisition opportunities with entities that have substantially greater financial resources. These entities may generally be able to accept more risk than we can prudently manage, including risks of a hotel operator’s creditworthiness or a target hotel’s geographic location. Competition may generally reduce the number of hotel acquisition opportunities that we believe are suitable.

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

Real Estate Risks

Changes in the real estate sector could adversely affect our operations.    Our ability to generate revenues from our hotels may be adversely affected by risks common to the ownership, leasing or operation of real property, including:

•	changes in national and international economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates;

•	changes in the availability, cost and terms of mortgage funds;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws;

•	civil unrest or war;

•	the impact of terrorist activity, threats of terrorist activity and responses thereto;

•	acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and

•	other factors that are beyond our control.

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

We would be adversely affected if our property taxes increase.    Our properties are subject to real property taxes. The real property taxes on our properties may increase or decrease as property tax rates change and as the value of the properties are assessed or reassessed by taxing authorities. Increases in property taxes may adversely affect our business, financial condition and results of operations.

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

Some potential losses are not covered by insurance.    We maintain insurance coverage on all of our hotels. Each of our leases with third parties and mortgages on owned hotels specifies comprehensive insurance to be maintained on each of the applicable hotels, including liability, fire and extended coverage. We believe this specified coverage is of the type and amount customarily obtained for hotels. Leases or mortgages for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature caused by events such as earthquakes, floods, terrorism or war that may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace the property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the damaged property.

Hotels that we acquire or develop may fail to perform according to our expectations.    Under appropriate circumstances, we may pursue acquisitions of additional hotels and hotel operating companies and may pursue development opportunities. Acquisitions entail risks that the acquired hotels or hotel operating companies will fail to perform according to our expectations or that our cost estimates to acquire, operate and market properties will prove inaccurate. In addition, hotel development is subject to other risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receiving zoning, occupancy and other required governmental approvals and permits, and incurring development costs for projects that are not pursued to completion.

Third party owners may terminate our management contracts.    We manage hotels for third party owners pursuant to management contracts. These contracts may be acquired, terminated, renegotiated or converted to franchise agreements in the ordinary course of our business. However, the hotel property owner may terminate these management contracts if we fail to meet certain performance standards; if the property is sold to a third party, if the owner defaults on indebtedness encumbering the property, upon a foreclosure of the property, upon the closing of the property or upon certain business combinations involving us in which our name or current management team does not survive.

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

Risks of Operating Hotels under Franchise or Brand Affiliations

We operate some of our hotels under franchise or brand affiliations. In addition, we may acquire hotels in the future that are operated under franchise or brand affiliations. Each franchised hotel must meet specified operating standards and other terms and conditions to continue its franchise license. The continued use of a brand generally depends upon the continuation of the management agreement related to that hotel with the hotel’s management entity. Franchisors typically inspect licensed properties periodically to confirm adherence to operating standards. Actions by us, our affiliates or the hotel management entities could cause a breach of these standards or other terms and conditions of a franchise license or the loss or cancellation of a franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that we determine are too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, we may elect to allow the franchise license to lapse, which could result in our incurring significant termination costs. If a franchise or brand affiliation is terminated for any reason, we may try to obtain a suitable replacement franchise or brand affiliation, or to operate the hotel independent of a franchise or brand affiliation. If we lose a franchise or brand affiliation, we will lose the associated name recognition, marketing support and centralized reservation systems provided by the franchisor or brand owner. This loss could adversely affect the value of the hotel and our results of operations.

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

Volatility in the high-end gaming business could adversely impact our financial condition.    The high-end gaming business is more volatile than other forms of gaming. Fluctuations in customers’ high-end gaming activities could have an adverse impact on our business, financial condition and results of operations. In addition, a significant portion of our table gaming is attributable to a relatively small number of international customers. If the most significant of these customers reduces or quits his or her gaming, it could have an adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

On January 24, 2002, we amended and restated our senior credit facility and increasing rate loans facility. Under the terms of the amendment and restatement, all financial covenants, other than the interest coverage ratio test, have been eliminated. The minimum interest coverage ratio has been reduced from 1.75:1.00 to 1.05:1.00 until December 31, 2003 at which time it will increase to 1.25:1.00 thereafter. Pursuant to the amendment and restatement, we provided additional collateral to the lenders, agreed to an increase in the interest rates payable under the senior credit facility, and agreed to limit our capital expenditures to $125 million per year, plus $25 million per year for emergency capital expenditures. We also agreed that we would apply the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) in the following manner: first, the initial $10 million of such proceeds each year may be retained by us; second, the next $10 million of such proceeds each year must be applied to scheduled term loan prepayments; third, subject to certain limitations set forth in the credit facilities, 75% of such proceeds are applied to repay indebtedness under the credit facilities and 25% of such proceeds may be retained by us up to a maximum of $50 million so retained during the period between January 24, 2002 and January 24, 2003 up to a maximum of $35 million so retained during the period between January 25, 2003 and January 24, 2004; fourth, after we have retained $50 million of such proceeds in the year 2002 or $35 million during the year 2003, as applicable, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness other than the credit facilities the proceeds from which are to be applied in accordance with the previous sentence) to reduce debt outstanding under the credit facilities on a pro rata basis.

On May 3, 2002, we entered into a third amendment and restatement of our credit facilities. The third amendment and restatement permits the issuance of certain debt securities and, in the event that we issue such debt securities, the maturity of the outstanding revolving loans held by the lenders who consented to the third amendment and restatement would be extended from June 30, 2004 to June 30, 2006.

This amendment and restatement directs the net cash proceeds we receive from any such offering of debt securities to be applied as follows:

•	first, to repay all of the amounts outstanding under the increasing rate loans facility and to cancel the increasing rate loans facility; and

•	second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans on a pro rata basis, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

The proceeds from any such offering of debt securities would not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

In the event that we issue certain debt securities, the third amendment and restatement will also change the application of proceeds from asset dispositions, exchanges and certain incurrences of indebtedness among the various loan facilities. The third amendment and restatement also specifically permits us to refinance two or more of our existing mortgages in a single transaction. In such a transaction, the refinancing of the mortgaged properties may be cross collateralized with the properties that secured the mortgage being refinanced and/or certain specified unencumbered properties.

Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement would be converted to term loans and would constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans would be amortized semi-annually by 0.5% with the balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 would have the same interest rate, but would be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, we withdrew a proposed offering of debt securities due to unfavorable market conditions.

On March 4, 2003, we entered into a fourth amendment and restatement of our credit facilities. The fourth amendment and restatement includes the following:

•	an increase in the letter of credit availability under our revolving facility from $75 million to $90 million;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which the Company must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to the Company’s corporate structure.

Despite our successful efforts to amend our credit facilities, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we may lose some or all of our assets, including hotel properties. Continuing adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments. The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

During 2003, we have scheduled principal payments and debt maturities of approximately $385.8 million. Of that amount, we can elect to extend $177.4 million for three additional twelve month periods. We are seeking to refinance the remaining mortgages prior to their maturities in 2003; however, there can be no assurance that we will be able to do so.

Risks Relating to Dilution of Our Common Stock

The series A and B preferred stock is ultimately convertible, at the holder’s option, into a number of shares of Wyndham class A common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

The January 24, 2002 amendment to our credit facility prohibits us from paying the cash portion of the preferred dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2002, we had issued an additional stock dividend of 365,059 shares of series A and B preferred stock with a value of $36.5 million because cash dividends totaling $43.9 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days. As of December 31, 2002, the series A and B preferred stock on an “as converted” basis would equate to 153.3 million shares of class A common stock using an $8.59 conversion price. The non-payment of the cash portion of the series A and B preferred stock dividend is dilutive to the current holders of class A common stock. There can be no assurance that additional shares of series A and B preferred stock will not be issued in the future.

Our Executive Officers

Set forth below are the names, ages and certain other information concerning our executive officers:

Fred J. Kleisner is the Chairman of the Board and Chief Executive Officer. He has served as Chairman of the Board since October 13, 2000 and as Chief Executive Officer since March 27, 2000. From July 1999 to October 2000, Mr. Kleisner served as President. From July 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer. From March 1998 to August 1999, he was President and Chief Operating Officer of The Americas, for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he was President and Chief Operating Officer from 1995 to 1998; Interstate Hotels, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 58 years old.

Ted Teng joined us in May 2000 as Chief Operating Officer. He assumed the additional title of President in October 2000. He oversees our core branded hotel products—Wyndham Hotels & Resorts, Wyndham Luxury Resorts and Summerfield Suites by Wyndham Hotels—as well as the Performance Hospitality Management division and the Asset Management division. His responsibilities also include sales and marketing, human resources, information technology and procurement. He previously served as President, Asia Pacific, for Starwood Hotels & Resorts Worldwide, Inc. from April 1998 to May 2000, where he oversaw the integration of that company’s branded hotel operations in the region, and the operating and financial performance of over 70 hotels and resorts in 17 countries. From July 1996 to April 1998, Mr. Teng served as the President of Asia-Pacific for Westin Hotels. Prior to this time, he served for 14 years in a variety of senior and strategic capacities with ITT Sheraton. Mr. Teng graduated from the Cornell University School of Hotel Administration and holds an M.B.A. from the University of Hawaii. Mr. Teng is 47 years old.

Mark A. Solls became our Executive Vice President, General Counsel and Secretary in September 2002. He previously served as Vice President, General Counsel and Secretary with Dal-Tile International, Inc. from 1998 to 2002. Prior to Dal-Tile, Mr. Solls served as Vice President, General Counsel and Secretary for Pronet Inc. from 1993 to 1997. Mr. Solls obtained his B.A. in Finance from the University of Illinois and his law degree from Southern Illinois University. Mr. Solls is 46 years old.

Rick Smith was named Executive Vice President and Chief Financial Officer in April 2000 and is responsible for finance strategy and operations. Mr. Smith joined us in September 1999 as Senior Vice President and Treasurer, overseeing capital market activity, corporate banking relationships, cash management, risk management and debt compliance. He came from Starwood Hotels & Resorts Worldwide, Inc., where he served as Vice President, Corporate Finance from 1996 to 1999. He previously worked for Atlantic Richfield Company and Coopers & Lybrand LLP. Mr. Smith is a certified public accountant. He graduated from the University of Tennessee where he received a B.S. in accounting and business law. Mr. Smith is 40 years old.

Dave Johnson became our Executive Vice President, Chief Marketing Officer, in March 2000. He previously served as president of the Wyndham hotel division from August 1999 to March 2000, and President of the Wyndham Garden division from January 1998 to August 1999. Prior to these positions, Mr. Johnson was Senior Vice President of Operations for us in the Eastern United States. His career began with Wyndham Hotels & Resorts in 1987 as Director of Sales & Marketing. Dave Johnson holds a B.A. and M.A. from Northeastern Illinois University. Mr. Johnson is 41 years old. Mr. Johnson has resigned his position with the Company effective April 2003.

Joseph Champ became our Executive Vice President, Business Development and Chief Investment Officer in March 2001. He previously served as Senior Vice President, Acquisitions and Development with Starwood Hotels & Resorts from 1998 to 2001. Before these positions, Mr. Champ served as Vice President, Development with Westin Hotels from 1997 to 1998. Mr. Champ obtained his B.A. from Middlebury College and M.B.A. from J. L. Kellogg School of Management at Northwestern University. Mr. Champ is 45 years old.

Michael A. Grossman has served as Executive Vice President and divisional President of the management services division since January 1998. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates, a hotel management company. Mr. Grossman joined Patriot American Hospitality L.P. in August 1993 as a Senior Vice President heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality, which initially served as a third party manager for Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University. Mr. Grossman is 50 years old.

ITEM 3.    LEGAL PROCEEDINGS

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed. We intend to defend the suits vigorously.

On or about June 22, 1999 a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. We intend to defend the suits vigorously.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham’s business. Claimants do not specify the amount of damages sought. The matter is currently pending before an arbitrator. We intend to defend the claims vigorously.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act and False Claims Act. We filed a motion to dismiss this suit which was granted in part. The Attorney General has filed a notice of appeal, appealing the dismissal of the individual defendants. We intend to vigorously defend this lawsuit and appeal.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of ten million dollars. We have answered this complaint and anticipate vigorously defending it.

On February 18, 2003, a lawsuit was filed by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. We intend to vigorously defend the lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the calendar year covered by this Form 10-K to a vote of our shareholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Market Information

The following table sets forth the quarterly high and low sale prices per share of our class A common stock as reported on the AMEX (symbol “WBR”) from October 15, 2002 to December 31, 2002 and on the NYSE (symbol “WYN”) from January 1, 2001 to October 14, 2002.

	High	Low	Per Share Dividend
2001:
First Quarter	$2.50	$1.50	—
Second Quarter	$3.00	$1.73	—
Third Quarter	$2.75	$.60	—
Fourth Quarter	$.77	$.34	—
2002:
First Quarter	$1.00	$.50	—
Second Quarter	$1.35	$.79	—
Third Quarter	$1.12	$.29	—
Fourth Quarter	$.42	$.23	—

Holders

As of March 19, 2003, there were approximately 1,740 record holders of our class A common stock, including shares held in “street name” by nominees who are record holders, and approximately 19,500 shareholders.

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and B preferred stock. As of December 31, 2002, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $43.9 million. This amount has been included in accounts payable and accrued expenses as of December 31, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2002, we have issued an additional stock dividend of 365,059 shares of series A and series B preferred stock with a value of $36.5 million.

Recent Sales of Unregistered Securities

None

ITEM 6.    SELECTED FINANCIAL INFORMATION

The following tables set forth selected condensed consolidated historical financial information. This financial information should be read in conjunction with, and is qualified in its entirety by, our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our selected financial and other data for 2002, 2001, 2000, 1999 and 1998 have been derived from our consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or retained earnings.

WYNDHAM INTERNATIONAL, INC.

Selected Condensed Consolidated Historical Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Operating Data:
Total revenue	$1,684,062	$1,843,727	$2,209,127	$2,226,749	$1,818,985
Loss before income tax provision, minority interests, accounting change and extraordinary item	(275,789)	(248,663)	(557,166)	(529,724)	(166,486)
Loss from continued operations	(166,084)	(148,090)	(346,327)	(1,086,431)	(160,338)
(Loss) income from discontinued operations	(32,240)	21,353	21,656	24,300	33,932
Loss before accounting change and extraordinary item	(198,324)	(126,737)	(324,671)	(1,062,131)	(126,406)
Net loss	$(522,426)	$(138,940)	$(324,671)	$(1,071,969)	$(158,223)
Per Share Data (1):
Basic loss per common share:
Loss from continued operations	$(1.85)	$(1.61)	$(2.69)	$(7.17)	$(1.38)
(Loss) income from discontinued operations	(0.19)	0.12	0.13	0.15	0.25
Accounting change	(1.93)	(.06)	—	—	—
Extraordinary loss	—	(.01)	—	(0.06)	(0.23)

Net loss per common share	$(3.97)	$(1.56)	$(2.56)	$(7.08)	$(1.36)

Diluted loss per common share (2), (3)	$(3.97)	$(1.56)	$(2.56)	$(7.20)	$(2.57)

Dividends per share (4)	$—	$—	$—	$—	$1.0362

Cash Flow Data:
Cash provided by operating activities	$76,508	$158,359	$246,838	$202,302	$244,493
Cash (used in) provided by investing activities	425,692	(63,427)	37,272	(356,564)	(2,107,223)
Cash (used in) provided by financing activities	(630,972)	18,134	(383,397)	181,889	1,940,635

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Investment in real estate and related improvements and land held for development, at cost, net	$3,611,456	$4,399,256	$3,515,223	$5,413,178	$5,585,616
Total assets	4,473,458	5,769,953	6,066,899	7,003,490	7,415,670
Total debt	2,826,543	3,445,995	3,398,950	3,643,556	3,857,521
Minority interest in Operating Partnerships	21,368	21,416	21,416	22,435	253,970
Minority interest in other consolidated subsidiaries	38,518	91,657	164,906	166,483	229,537
Shareholders’ equity	1,062,379	1,588,221	1,794,187	2,137,662	2,603,037

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Other Data:
Weighted average number of common shares outstanding	167,943	167,698	167,308	161,255	137,764
Ratio of (losses) earnings to fixed charges	(0.23)	0.15	(0.58)	(0.54)	0.38
Deficiency of earnings to fixed charges	275,789	248,663	557,166	529,724	166,486

Notes to Selected Financial Information

(1)	When we refer to our basic earnings per share, diluted earnings per share, dividends per share, and weighted average number of shares outstanding, we have adjusted these amounts to reflect the following as though they occurred on January 1, 1998:

•	On December 22, 1998, Patriot declared a stock dividend of $.44 per share of Patriot common stock in the form of, at the option of each stockholder, additional paired shares of Patriot and old Wyndham common stocks or shares of Patriot Series B cumulative perpetual preferred stock, which was paid on January 25, 1999; and

•	Our June 30, 1999 restructuring pursuant to which, among other things, each outstanding paired share was converted into one share of our class A common stock.

(2)	For 2002, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 13,708,395, the option to purchase 98,357 shares of our class A common stock and 153,325,020 shares of our series A and B preferred stock because they are anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 4,613,000, the option to purchase 52,000 shares of our class A common stock and 138,592,000 shares of our series A and B preferred stock because they are anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 645,000, the option to purchase 104,000 shares of our class A common stock and 129,073,000 shares of our series A and B preferred stock because they are anti-dilutive. For 1999, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 825,000, the option to purchase 59,000 shares of our class A common stock and 60,213,000 shares of our series A and B preferred stock because they are anti-dilutive. For 1998, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 880,000, the option to purchase 753,000 shares of our class A common stock and shares issued in connection with forward equity contracts of 2,507,000 because they are anti-dilutive.

(3)	For 2002, we did not include in our computation of diluted earnings per share outstanding options to purchase 13,136,272 shares of our class A common stock at prices ranging from $0.85 to $30.40 because the options’ exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share outstanding options to purchase 14,041,000 shares of our class A common stock at prices ranging from $1.75 to $30.40 because the options’ exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share outstanding options to purchase 12,157,000 shares of our class A common stock at prices ranging from $2.0625 to $30.40 because the options’ exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 1999, we did not include in our computation of diluted earnings per share outstanding options to purchase 9,702,000 shares of our class A common stock at prices ranging from $4.75 to $30.40 because the options’ exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 1998, we did not include in our computation of diluted earnings per share outstanding options to purchase 4,650,000 shares of our class A common stock at prices ranging from $19.45 to $33.58 because the options’ exercise price was greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive.

(4)	Dividends for the year ended December 31, 1998 include a $0.44 stock dividend declared by Patriot.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain statements in this Form 10-K constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of

1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” as well as the following:

•	the impact of general economic conditions in the United States;

•	industry conditions, including competition;

•	business strategies and intended results;

•	our ability to effect sales of our assets on terms and conditions favorable to us;

•	our ability to integrate acquisitions into our operations and management;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	access to capital markets.

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

On July 1, 1997, Patriot merged into California Jockey Club, or Cal Jockey. As part of this merger, Cal Jockey and Bay Meadows Operating Company, or Bay Meadows, entered into a paired share arrangement under which both of their common stocks were paired and traded together. Also, Cal Jockey changed its name to Patriot, and Bay Meadows changed its name to “Patriot American Hospitality Operating Company.”

In January 1998, Wyndham Hotel Corporation merged into Patriot and, as part of that merger, Patriot American Hospitality Operating Company changed its name to “Wyndham International, Inc.” We will refer to Wyndham International, Inc. as it existed before June 30, 1999 as “old Wyndham.”

During 1998, Patriot and old Wyndham grew primarily by acquiring hotels and other related businesses. They financed these acquisitions with funds drawn on their revolving credit facilities and capital raised by issuing paired shares and by having their two operating partnerships issue limited partnership interests. These acquisitions included:

•	the acquisition of Wyndham Hotel Corporation in January 1998 referred to above, as a result of which Patriot acquired 10 Wyndham hotels, 14 Clubhouse hotels, 52 management and franchise contracts, the Wyndham and Clubhouse proprietary brand names, and the Wyndham hotel management company;

•	three resort hotels in Puerto Rico and a majority interest in a related hotel company;

•	Arcadian International Limited, which owned 10 hotels in England, one hotel in Jersey, five owned and managed Malmaison hotels, two European resorts under development, the Malmaison proprietary brand name, and a 50% interest in a property being developed in London;

•	Interstate Hotels Company, or Interstate, which owned or had controlling interests in 42 hotels, leases for 84 hotels, and management or service agreements for 82 hotels;

•	SF Hotel Company, L.P., which owned four Summerfield Suites® hotels, leasehold and management interests in 24 Summerfield Suites®, Sierra Suites® and Sunrise Suites hotels, and management contracts and franchise interests for 12 additional hotels; and

•	the hospitality related business of CHC International, Inc., or CHCI, which included the acquisition of 17 leases and 16 management contracts related to Patriot hotels, eight third party management contracts, two third party asset management contracts, the Grand Bay proprietary brand name, and certain other assets.

On June 30, 1999, we restructured our organization. As part of this restructuring:

•	Patriot became a wholly-owned subsidiary of ours;

•	we and Patriot terminated the paired share arrangement;

•	each outstanding paired share was converted into one share of our class A common stock; and

•	Patriot terminated its status as a REIT effective January 1, 1999 and became a taxable corporation as of that date.

Also on June 30, 1999, we completed a $1 billion series B preferred stock equity investment and closed a new credit facility (comprised of a senior credit facility and an increasing rate loans facility) and closed on additional mortgage debt. Holders of our series B preferred stock are entitled to a quarterly dividend on a cumulative basis at a rate of 9.75% per year, a portion of which is payable in cash and a portion of which is payable in additional shares of series B preferred stock. Our series B preferred stock is convertible, at the holders’ option, into shares of our class B common stock. Also in 1999, we completed a rights offering of our series A preferred stock, which, except for voting rights, has substantially similar terms to our series B preferred stock. We used the proceeds of our series A preferred stock offering to redeem some of our series B preferred stock.

The January 24, 2002 amendment to our credit facility prohibits us from paying the cash portion of the preferred dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2002, we had issued an additional stock dividend of 365,059 shares of series A and B preferred stock with a value of $36.5 million because cash dividends totaling $43.9 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days.

During 2000, we agreed to the redemption of our aggregate 55% non-voting economic interest in Interstate Hotels, LLC, a principal operating subsidiary of Interstate. Interstate Hotels, LLC transferred to us a management agreement for one hotel owned by us and amended management agreements with respect to six other hotels owned by us to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of our interest was redeemed by Interstate Hotels, LLC and substantially all of the remainder was converted into a preferred membership interest in Interstate Hotels, LLC. As additional consideration for the redemption and conversion of our interest, we caused our representative on Interstate’s board of directors to resign and relinquished our right to appoint a member to Interstate’s board of directors in the future. In addition, we granted Interstate an option exercisable within 90 days of October 20, 2000, to acquire all of Interstate’s stock owned by us at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired by Interstate Hotels, LLC for approximately $597,000. On July 12, 2001, Interstate Hotels, LLC, pursuant to a redemption agreement, called for the redemption of our preferred interest in Interstate Hotels, LLC. In consideration for the redemption, we received $8.25 million in cash and two promissory notes in the amounts of $750,000 and $3.68 million, respectively. The notes, were repaid in May 2002 and June 2002, respectively. We recorded a gain of $2 million, net of previously recorded impairment of $16.5 million. The portion of our interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both we and Interstate Hotels, LLC have the right to require Interstate Hotels, LLC to redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times Interstate Hotels, LLC’s EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in Interstate Hotels, LLC which is represented by the remaining interest, or (b) approximately $433,000.

In 2000, we sold the following assets:

•	the Sierra Suites® hotel brand, one owned and three leased properties, 17 franchise and management contracts for Sierra Suites®, and nine management contracts for Summerfield Suites® for net cash proceeds of approximately $53.0 million, $29.8 million of which was used to relieve future payment obligations related to the SF Hotel Company, L.P. acquisitions;

•	26 hotels (two of which were leased back to us) and the Clubhouse Inn proprietary brand for net cash proceeds of approximately $175.0 million, after we repaid approximately $70.4 million of mortgage debt; and

•	investments in three hotels, two parcels of land, retail space, and a garage for net cash proceeds of approximately $61.4 million, after we repaid approximately $7.8 million of debt and a note receivable of $4.3 million.

In 2001, we sold the following assets:

•	two hotels and a sewer company, in separate transactions for aggregate net cash proceeds of approximately $8.6 million, after we repaid approximately $21.8 million of debt;

•	one hotel in which we retained a preferred equity interest for net cash proceeds of approximately $19.7 million;

•	three hotels and investments in four additional hotels in a single transaction for net cash proceeds of approximately $58.7 million; and

•	six hotels, which were exchanged for one hotel.

In 2002, we sold the following assets:

•	seven hotels and an investment in a restaurant venture, in separate transactions for aggregate net cash proceeds of approximately $60.1 million, after we repaid approximately $65.7 million of debt. Also, $38.7 million of the net cash proceeds from the sale of the assets was used by us to pay down the balance of our term loans, increasing rate loans and revolver under our credit facility; and

•	thirteen hotels in a single transaction for net cash proceeds of approximately $202.5 million, after we repaid approximately $224.1 million of debt and placed $36.1 million in escrow under the terms of our senior credit facility for application by the Company in the future to make payments on existing mortgage indebtedness. Also, $127.6 million of the net cash proceeds from the sale of the assets was used by us to pay down the balance of our senior credit facility and increasing rate loan facility.

As of March 1, 2003, we had sold or entered into a contract to sell the following assets:

•

investments in a hotel entity, certain undeveloped land and a golf venture for net proceeds of $19.7 million after payment of debt of $7.4 million. $7.7 million of the net cash proceeds was used to pay down a portion of the senior credit facility and the increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

•	a contract to sell eight Wyndham Garden hotels for $46.1 million. The eight hotels had a combined mortgage debt of $39 million as of January 31, 2003. As part of the sale agreement, the eight Garden hotels will retain the Wyndham flag for a term of up to five years under a franchise agreement, which term may be terminated by us on 90 days prior written notice or by the franchisee on 30 days prior written notice. These properties have been classified as assets held for sale in the balance sheet as of December 31, 2002 and the results of operations have been reported separately as discontinued operations. Included in the discontinued operations is an impairment charge of $31 million taken against the net book value of the eight Garden hotels.

At December 31, 2002, we had approximately $77.3 million of assets classified as held for sale, net of impairment. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

A sluggish economy, a lack of consumer confidence in the stock market and other national and world events have created a significant amount of uncertainty about future prospects of national and world economies. The overall long-term effect on us and the lodging industry is also uncertain. In the face of such uncertainty, we have developed and implemented a contingency plan focused particularly on cost management. At the present time, however, it is not possible to predict either the severity or duration of such declines, but weaker hotel performance will, in turn, have an adverse impact on our business, financial condition, and results of operations.

On January 24, 2002, we amended and restated our senior credit facility and increasing rate loans facility. Under the terms of the amendment and restatement, all financial covenants, other than the interest coverage ratio test, have been eliminated. The minimum interest coverage ratio has been reduced from 1.75:1.00 to 1.05:1.00 until December 31, 2003 at which time it will increase to 1.25:1.00 thereafter. Pursuant to the amendment and restatement, we provided additional collateral to the lenders, agreed to an increase in the interest rates payable under the senior credit facility, and agreed to limit our capital expenditures to $125 million per year, plus $25 million per year for emergency capital expenditures. We also agreed that we would apply the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) in the following manner: first, the initial $10 million of such proceeds each year may be retained by us; second, the next $10 million of such proceeds each year are applied to scheduled term loan prepayments; third, subject to certain limitations set forth in the credit facilities, 75% of such proceeds must be applied to repay indebtedness under the credit facilities and 25% of such proceeds may be retained by us up to a maximum of $50 million so retained during the period between January 24, 2002 and January 24, 2003 and up to a maximum of $35 million so retained during the period between January 25, 2003 and January 24, 2004; fourth, after we have retained $50 million of such proceeds in the year 2002 or $35 million during the year 2003, as applicable, 100% of such proceeds must be applied to repay indebtedness under the credit facilities pro rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness other than the credit facilities the proceeds from which are to be applied in accordance with the previous sentence) to reduce debt outstanding under the credit facilities on a pro rata basis.

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

This amendment and restatement directs the net cash proceeds we receive from any such offering of debt securities to be applied as follows:

•	first, to repay all of the amounts outstanding under the increasing rate loans facility and to cancel the increasing rate loans facility; and

•	second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans on pro rata basis, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

The proceeds from any such offering of debt securities would not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

In the event that we issue certain debt securities, the third amendment and restatement will also change the application of proceeds from asset dispositions, exchanges and certain incurrences of indebtedness among the various loan facilities. The third amendment and restatement also specifically permits us to refinance two or more of our existing mortgages in a single transaction. In such a transaction, the refinancing of the mortgaged properties may be cross collateralized with the properties that secured the mortgage being refinanced and/or certain specified unencumbered properties.

Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement would be converted to term loans and would constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans would be amortized semi-annually by 0.5% with the balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 would have the same interest rate, but would be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, we withdrew a proposed offering of debt securities due to unfavorable market conditions.

On March 4, 2003, we entered into a fourth amendment and restatement of our credit facilities. The fourth amendment and restatement includes the following:

•	an increase in the letter of credit availability under our revolving facility from $75 million to $90 million;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which the Company must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to the Company’s corporate structure.

Despite our successful efforts to amend our credit facilities, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we may lose some or all of our assets, including hotel properties. Continuing adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments. The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

During 2003, we have scheduled principal payments and debt maturities of approximately $385.8 million. Of that amount, we can elect to extend $177.4 million for three additional twelve month periods. We are seeking to refinance the remaining mortgages prior to their maturities in 2003; however, there can be no assurance that we will be able to do so.

Critical Accounting Policies and Estimates - The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: impairment of assets; assets held for sale; bad debts; income taxes; insurance reserves; derivatives; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our management uses its judgment in projecting which assets will be sold by us within the next twelve months. These judgments are based on our management’s knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and 250,000 per occurrence for automobile liability and workers’ compensation loss. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported, or IBNR, claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2002, our balance sheet included an estimated liability with respect to this self-insurance program of $23,575,798.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During 2002, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of December 31, 2002, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against us.

Results of Operations: Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Our hotel revenues were $1,659,542,000 and $1,813,740,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $61,612,000 of the decrease in our hotel revenues is attributable to those hotels that were sold in 2002 and 2001. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. RevPAR decreased 7.6% for the year ended December 31, 2002 as compared to the same period in 2001.

Our hotel expenses were $1,329,635,000 and $1,369,006,000 for the years ended December 31, 2002 and 2001, respectively. As with revenues, our hotel expenses were impacted by the hotel sales discussed above. Approximately $51,636,000 of the decrease in our hotel expenses can be attributed to hotels that were sold in 2002 and 2001. This decrease was offset in part by an increase of approximately $8,900,000 in our property insurance premiums in 2002 due to the changes in the insurance industry. In addition, hotel expenses increased by $9,000,000 due to additional paid losses in our general liability, automobile liability and workers’ compensation insurance plans. The remaining decrease is attributable to staffing reductions at the hotels and other cost saving initiatives we implemented as our hotel revenues declined.

Our management fee and service fee income was $17,639,000 and $20,240,000 for the years ended December 31, 2002 and 2001, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts during 2002 and 2001.

Our interest and other income was $6,881,000 and $9,747,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $543,000 of the decrease in interest income can be attributed to hotels that were sold in 2002 and 2001. The remaining decrease is attributable to the payment of certain note receivables in 2002.

Our general and administrative expenses were $64,038,000 and $94,966,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in our general and administrative expenses for the year ended December 31, 2002 is due to 2001 expenses not incurred in 2002 as follows: conversion costs of $11,694,000 resulting from the implementation of brand standards in our portfolio of hotels, write-off of a receivable deemed not collectible for $5,523,000, $10,021,000 of costs associated with the termination of management and leasehold contracts, $5,239,000 in reservation and marketing funds not reimbursed by the hotels and $9,539,000 of severance costs. This decrease was offset in 2002 in part by an increase in debt restructuring costs of $1,508,000, and amortization of retention bonuses of $6,304,000.

During the year ended December 31, 2002, our bond offering cancellation costs were $3,750,000. We withdrew a proposed offering of debt securities during the second quarter of 2002 due to unfavorable market conditions.

Our interest expense was $224,079,000 and $289,237,000 for the years ended December 31, 2002 and 2001, respectively. This decrease is primarily a result of a reduction in the amount of our total debt. At December 31,

2002 and 2001, we had approximately $2.8 billion and $3.4 billion of debt, respectively. Also, the one-month LIBOR rate was 1.38% and 1.87% as of December 31, 2002 and 2001, respectively, and the weighted average interest rate as of December 31, 2002 was 5.87% as compared to 5.94% as of December 31, 2001.

Our depreciation and amortization expense was $258,638,000 and $243,254,000 for the years ended December 31, 2002 and 2001, respectively. During the fourth quarter of 2001, we transferred back to held for use certain assets that were previously held for sale thus increasing depreciation expense for the year ended December 31, 2002 by $47,506,000. The remainder of the increase is due to asset additions subsequent to the year ended December 31, 2001. This increase was offset by our adopting of SFAS 142 during the first quarter of 2002 which impaired our goodwill by $324,102,000 thus reducing amortization expense by $12,136,000 for the year ended December 31, 2002. In addition, depreciation expense was reduced by $9,793,000 due to asset sales in 2002.

During the years ended December 31, 2002 and 2001, we classified nine and five assets, respectively, as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, we recorded a reserve for impairment for loss on real estate assets held for sale of $37,851,000 in 2002 and $16,251,000 in 2001. The provision reduced the carrying value of the owned hotels to the estimated net sales proceeds less estimated costs to sell. During 2002, of the assets held for sale as of December 31, 2001, we sold four hotels and continue to carry one asset as held for sale. In addition, during 2001, we recorded a reserve for impairment on three assets held for use of $7,908,000.

The benefit for income taxes was $110,470,000 and $108,830,000 for the years ended December 31, 2002 and 2001, respectively. The increase in the tax benefit is in part due to operating losses and in part due to depreciation of certain assets that were previously held for sale during the year ended December 31, 2001, resulting in differences in general accepted accounting principle, or GAAP, and tax depreciation.

Minority interests’ share of income in consolidated subsidiaries was $765,000 and $8,257,000 for the years ended December 31, 2002 and 2001, respectively. Approximately $3,283,000 of the decrease in minority interest is attributable to those hotels that were sold in 2002 and 2001. In addition, the decrease in the allocation of income used in the computation of minority interest was due to depreciation expense now being recorded for assets previously held for sale in 2001 and due to lower operating income.

We recorded a loss of $27,182,000 and $32,227,000 for the years ended December 31, 2002 and 2001, respectively, for the change in the fair market value of interest rate hedge contracts. In addition, a reduction of $4,797,000 (net of taxes of $3,197,000) and a charge of $6,646,000 (net of taxes of $4,430,000) were recorded against other comprehensive income as of December 31, 2002 and 2001, respectively, for such change. Also, during the years ended December 31, 2002 and 2001, we paid $41,672,000 and $15,373,000 respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $9,518,000 (net of taxes of $6,345,000) and $9,661,000 (net of taxes of $6,441,000) for the years ended December 31, 2002 and 2001, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Loss from discontinued operations was $32,240,000 for the year ended December 31, 2002 and income from discontinued operations was $21,353,000 for the year ended December 31, 2001. The decrease in income was due primarily to depreciation in 2002 on assets that were previously held for sale during the year ended December 31, 2001, impairment charge on the nine Garden hotels identified as held for sale and the loss on sale of assets sold in 2002.

Our adoption of SFAS No. 142 during the year ended December 31, 2002 resulted in the cumulative effect of an accounting change of $324,102,000 to reflect an adjustment to goodwill being recognized in our consolidated statement of operations as compared to $10,365,000 (net of taxes of $6,911,000) for the adoption of SFAS No. 133 to reflect an adjustment to the derivative financial instruments for the year ended December 31, 2001.

During the year ended December 31, 2001, we recorded a charge of $1,838,000, net of taxes, as an extraordinary item resulting from the write-off of the unamortized deferred financing costs for debt that has been repaid.

Our resulting net loss for the year ended December 31, 2002 was $522,426,000 compared to a net loss of $138,940,000 for the year ended December 31, 2001.

Results of Operations: Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Our hotel revenues were $1,813,740,000 and $2,132,215,000 for the years ended December 31, 2001 and 2000, respectively. Approximately $110,352,000 of the decrease in our hotel revenues is attributable to those hotels that have been sold since 2000. The remaining decrease is attributable to declining revenues throughout our owned and leased hotel portfolio. RevPAR decreased 10.6% for the year ended December 31, 2001 as compared to the same period in 2000.

Our hotel expenses were $1,369,006,000 and $1,544,056,000 for the years ended December 31, 2001 and 2000, respectively. As with revenues, our hotel expenses were impacted by the hotel sales discussed above. Approximately $76,888,000 of the decrease in our hotel expenses can be attributed to hotels that have been sold since 2000. The remaining decrease is attributable to staffing reductions at the hotels and other cost saving initiatives we implemented as our hotel revenues declined.

Our management fee and service fee income was $20,240,000 and $46,028,000 for the years ended December 31, 2001 and 2000, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the sale and termination of certain contracts since December 31, 2000.

Our interest and other income was $9,747,000 and $30,884,000 for the years ended December 31, 2001 and 2000, respectively. In 2000, we recognized a termination fee of $14,746,000 resulting from the termination of a portfolio of 17 management contracts and $800,000 from the termination of another contract.

Our general and administrative expenses were $94,966,000 and $97,657,000 for the years ended December 31, 2001 and 2000, respectively. Our general and administrative expenses in 2001 were impacted by increases in conversion costs of $12,819,000 resulting from our implementation of brand standards, the write off of $5,523,000 for receivables deemed not collectible and $5,239,000 in reservation and marketing funds not reimbursed by hotels. This increase was offset in part by a reduction in legal costs, training costs and the size of our corporate staff during 2001.

Our interest expense was $289,237,000 and $349,456,000 for the years ended December 31, 2001 and 2000, respectively. This decrease is primarily a result of a reduction in interest rates. At December 31, 2001 and 2000, we had approximately $3.4 billion of debt. The average one-month LIBOR rate was 3.88% and 6.43% for the years ended December 31, 2001 and 2000, respectively. This reduction of interest rates was partially offset by derivatives we put in place that fixed the interest rate on a portion of our debt.

Our depreciation and amortization expense was $243,254,000 and $275,522,000 for the years ended December 31, 2001 and 2000, respectively. During the third and fourth quarters of 2000, we identified certain assets held for sale. In accordance with Statement of Financial Accounting Standards No. 121, once we identify an asset for sale, depreciation is no longer recorded. Thus, depreciation for the year ended December 31, 2001 was reduced. In addition, in December 2000, certain intangible assets were written off, thus reducing amortization expense for the year ended December 31, 2001.

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

The benefit for income taxes was $108,830,000 and $218,467,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in the tax benefit is in part due to increased operating profitability and in part to the classification of certain assets as held for sale in accordance with generally accepted accounting principles, or GAAP, resulting in differences in GAAP and tax depreciation.

Minority interests’ share of income in consolidated subsidiaries was $8,257,000 and $7,628,000 for the years ended December 31, 2001 and 2000, respectively. The increase in the allocation of income is due to the increased profitability of certain partnerships, which resulted from the fact that no depreciation expense was recorded because assets in these partnerships were held for sale. The increase was partially offset by the sale of one of those partnership interests in June 2001.

The adoption of the Statement of Financial Accounting Standards No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,365,000 being recognized in the consolidated statement of operations and a charge of $21,691,000 in other comprehensive income. In addition, for the year ended December 31, 2001, we recorded a loss of $32,227,000 for the change in the fair value through earnings, and a charge of $6,646,000 through other comprehensive income. Also, during 2001, we paid $15,373,000 in settlement payments for the ineffective hedges.

During the year ended December 31, 2001, we recorded a charge of $1,838,000, net of taxes, as an extraordinary item resulting from the write-off of unamortized deferred financing costs for debt that has been repaid.

Our resulting net loss for the year ended December 31, 2001 was $138,940,000 compared to a net loss of $324,671,000 for the year ended December 31, 2000.

Results of reporting segments

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties (2) non-proprietary branded hotel properties and (3) other. We have restated reportable segments for 2001 and 2000 to conform to the 2002 presentation.

For the year ended December 31, 2002 compared with the year ended December 31, 2001

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Gardens hotels® and Summerfield Suites by Wyndham™ . This segment represented approximately 71.6% and 72.3% of our total revenue for the years ended December 31, 2002 and 2001, respectively. Total revenue for this segment was $1,206,329,000 compared to $1,333,501,000 for the years ended December 31, 2002 and 2001, respectively. Operating income for this segment was $197,879,000 compared to $294,249,000 for the years ended December 31, 2002 and 2001, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 9.7% in 2002. The decrease in ADR was partially offset by an increase in occupancy of 2.4%. Also, operating results were impacted by increases in our fixed expenses, such as property insurance, without an offsetting proportional increase in our revenues in 2002 due to the sluggish economy.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 26.9% and 26% of our total revenue for each of the years ended December 31, 2002 and 2001, respectively. Total revenue for this segment was $453,213,000 compared to $480,237,000 for the years ended December 31, 2002 and 2001, respectively. Operating income for this segment was $96,788,000 and $110,159,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since 2001. Also, operating results were impacted by declines in ADR and occupancy of 7.1% and 4.8%, respectively, and by increases in our fixed expenses, such as property insurance.

50 non-proprietary branded hotels were originally identified as non-strategic assets that we intend to sell. We have sold 16 assets and 34 assets remain to be sold. However, these remaining 34 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value. The 34 assets represented approximately 17% of our revenue for the years ended December 31, 2002 and 2001.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $24,520,000 and $29,989,000 for the years ended December 31, 2002 and 2001, respectively. The overall $5,469,000 decrease in this segment’s revenue was primarily the result of lost management fees from contracts lost and the decline in hotel revenue. Operating losses for this segment were $571,495,000 and $656,571,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating loss of $85,076,000 was attributable to a decrease in conversion costs of $11,694,000 resulting from the implementation of brand standards in our portfolio of hotels during the year ended December 31, 2001. The decrease is also due to the following 2001 expenses not incurred in 2002: write-off of a receivable deemed not collectible for $5,523,000, $10,021,000 of costs associated with the termination of management and leasehold contracts, $5,239,000 in reservation and marketing funds not reimbursed by the hotels, $9,539,000 of severance costs, $23,997,000 increase in impairment charges, $11,202,000 loss on sale of assets in 2001 compared to a $10,701 gain on the sale of assets in 2002 and a $64,763,000 decrease in interest expense. This decrease was offset in 2002 in part by an increase in debt restructuring costs of $566,000, amortization of retention bonuses of $6,304,000, loss on derivative instruments of $37,244,000, bond offering cancellation costs of $3,750,000 and depreciation expense of $15,383,000.

For the year ended December 31, 2001 compared with the year ended December 31, 2000

Wyndham branded properties includes Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Gardens Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 72.3% and 64.1% of our total revenue for the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $1,333,501,000 compared to $1,415,861,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $294,249,000 compared to $364,767,000 for the years ended December 31, 2001 and 2000, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to declines in ADR and occupancy of 3.0% and 8.3%, respectively, due to the slowing economy and the events of September 11, 2001.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 26.0% and 32.4% of our total revenue for each of the years ended December 31, 2001 and 2000, respectively. Total revenue for this segment was $480,237,000 compared to $716,394,000 for the years ended December 31, 2001 and 2000, respectively. Operating income for this segment was $110,159,000 and $171,792,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since 2000. Operating results have also been impacted by declines in occupancy of 5.1% in 2001 due to the slowing economy and the events of September 11, 2001.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $29,989,000 and $76,872,000 for the years ended December 31, 2001 and 2000, respectively. The overall $46,883,000 decrease in this segment’s revenue was primarily the result of lost management fees from contracts sold and terminated in 2001 and 2000, including a $14,746,000 termination fee recognized in 2000. Operating loss for this segment was $656,571,000 and $1,096,217,000 for the years ended December 31, 2001 and 2000, respectively. This decrease in operating loss is primarily attributable to decreases in certain expenses such as impairment expense and depreciation expense. The decrease in depreciation expense of $32,268,000 was primarily a result of the increase in the number of assets held for sale with respect to which depreciation is no longer recorded. In addition, for the year ended December 31, 2001, we recorded $24,159,000 of impairment charges compared to $441,484,000 recorded for the year ended December 31, 2000.

Recent Events

On September 17, 2002, we entered into an employment agreement with Mark A. Solls. Pursuant to the terms of the employment agreement, Mr. Solls has agreed to serve as Executive Vice President, General Counsel and Chief Legal Officer with us for an initial three-year term beginning on September 30, 2002.

On September 17, 2002, Susan T. Groenteman resigned her position as a Class A-III director due to time constraints.

In 1999, we loaned Fred J. Kleisner, our Chairman of the Board and Chief Executive Officer, $850,000 pursuant to a non-recourse, no personal liability note due on September 12, 2002. Despite the fact that the note is non-recourse and has no personal liability to Mr. Kleisner, he repaid the note in full (principal plus interest) solely from his personal funds in December 2002.

In January 2003, we sold our investments in a hotel entity, certain undeveloped land and a golf venture for net proceeds of $19.7 million after payment of debt of $7.4 million. $7.7 million of the net cash proceeds was used to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

On February 18, 2003, we signed a contract to sell eight Wyndham Garden hotels for $46.1 million. The eight hotels had a combined mortgage debt of $39 million as of January 31, 2003. As part of the sale agreement, the eight Garden hotels will retain the Wyndham flag for a term of up to five years under a franchise agreement, which term may be terminated by us on 90 days prior written notice or by the franchisee on 30 days prior written notice. These properties have been classified as assets held for sale in the balance sheet as of December 31, 2002 and the results of operations have been reported separately as discontinued operations. Included in the discontinued operations is an impairment charge of $31 million taken against the net book value of the eight Garden hotels.

On March 4, 2003, we entered into a fourth amendment and restatement of our credit facilities. The fourth amendment and restatement includes the following:

•	an increase in the letter of credit availability under our revolving facility from $75 million to $90 million;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which the Company must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to the Company’s corporate structure.

Statistical Information

During 2002, our portfolio of 146 owned and leased hotels experienced a decline in both ADR and RevPAR of approximately 8.7% and 7.6%, respectively, as compared to 2001 while occupancy increased by 1.2%. We attribute the declines in both ADR and RevPAR primarily to a sluggish economy and the residual effects of September 11, 2001. The following table sets forth certain statistical information for our 146 owned and leased hotels for 2002 and 2001 as if the hotels were owned or leased for the entire periods presented.

	Occupancy		ADR		RevPAR
	2002	2001	2002	2001	2002	2001
Wyndham Hotels & Resorts	69.9%	67.5%	$117.99	$128.83	$82.45	$86.88
Wyndham Luxury Resorts	74.6	68.1	236.14	268.73	176.16	182.88
Wyndham Garden Hotels	59.5	58.0	77.46	89.73	46.12	52.12
Summerfield Suites by Wyndham	79.7	77.3	100.82	119.05	80.32	91.93
Non-proprietary brands	59.4	62.4	92.72	99.8	55.1	62.33

Weighted average	67.0%	66.2%	$108.23	$118.58	$72.55	$78.53

Liquidity and Capital Resources

Our cash and cash equivalents as of December 31, 2002 were $37.2 million, and our restricted cash was $143.8 million. Our cash and cash equivalents as of December 31, 2001 were $165.7 million, and our restricted cash was $85.9 million. Included in restricted cash at December 31, 2002 is $36.1 million, a portion of the net proceeds received from the sale of a portfolio of thirteen hotels. The $36.1 million will be used to cure defaults, make payments on such debt, refinance all or any portion of the debt and/or extend maturities and amortization payments in accordance with the credit facilities.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $76.5 million, $158.4 million and $246.8 million for 2002, 2001 and 2000, respectively. Our operating cash flows were negatively impacted by the sluggish economy and the residual effects of the terrorist attacks of September 11, 2001.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $425.7 million for the year ended December 31, 2002, resulting primarily from asset sales during 2002. This was partially offset by renovation expenditures at certain hotels of $79.9 million. Cash flows used by our financing activities of $631 million for the year ended December 31, 2002 were related to the net principal repayments made on our debt of $607 million primarily as a result of asset sales.

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

Exchange Listing

On October 15, 2002, our class A common stock began trading on the American Stock Exchange, or the AMEX. Our class A common stock was previously listed and traded on the New York Stock Exchange, or the NYSE. We received notice from the NYSE that we were not in compliance with their continued listing standards because the average closing stock price of our class A common stock was below $1.00 for a consecutive 30-day trading period prior to the date of the notice. We explored several options to ensure that our class A common stock would continue to be publicly traded and we believe that the AMEX provided us with the best solution. No assurance can be given that we will meet the AMEX’s listing standards in the future.

Credit Facilities

As of December 31, 2002, we had approximately $156.4 million outstanding under our revolving credit facility, $1.2 billion outstanding on term loans, and $447.7 million outstanding under increasing rate loans. Additionally, we had outstanding letters of credit totaling $66.9 million. Also, as of December 31, 2002, we had over $997.8 million of mortgage debt outstanding that encumbered 49 hotels and capital leases and other debt of $41.5 million, resulting in total indebtedness of approximately $2.8 billion. Included in the total indebtedness is approximately $45.8 million of debt associated with assets held for sale. As of December 31, 2002, we had $250.8 million of additional availability under the revolving credit facility.

On January 24, 2002, we successfully reached an agreement with the lenders under our senior credit facility and our increasing rate loans facility to permanently amend these facilities. The key terms of the amendments are as follows:

•	The total leverage ratio and the senior secured leverage ratio requirements have been eliminated from the facilities;

•	The interest coverage ratio decreased from 1.75 to 1.00 to 1.05 to 1.00 until December 31, 2003, at which time it will increase to 1.25 to 1.00;

•	We granted mortgages on 59 of our properties that were not previously encumbered;

•	The interest rate on our term loans increased to LIBOR plus 4.75% per annum;

•	The interest rate on our revolving credit facility increased to LIBOR plus 3.75% per annum;

•	The net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) is applied in the following manner: first, the initial $10 million of such proceeds each year may be retained by us; second, the next $10 million of such proceeds, each year must be applied to the scheduled term loan prepayment; third, subject to certain limitations set forth in the credit facilities, 75% of such proceeds must be applied to repay indebtedness under the credit facilities and 25% of such proceeds may be retained by us up to a maximum of $50 million so retained in the year 2002 or $35 million during the year 2003; fourth, after we have retained $50 million of such proceeds during the period between January 24, 2002 and January 24, 2003 and up to a maximum of $35 million so retained during the period between January 25, 2003 and January 24, 2004, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro rata basis;

•	100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness, other than the credit facilities the proceeds from which are to be applied in accordance with the previous sentence) is applied to reduce debt outstanding under the credit facilities on a pro rata basis;

•	Our capital and development spending cannot exceed $125 million per annum, with $25 million available for use in certain emergencies; and

•	We cannot pay the cash portion of the regular quarterly dividends on our series A and series B preferred stock.

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

This amendment and restatement directs the net cash proceeds we receive from any such offering of debt securities to be applied as follows:

•	first, to repay all of the amounts outstanding under the increasing rate loans facility and to cancel the increasing rate loans facility; and

•	second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans on a pro rata basis, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

The proceeds from any such offering of debt securities would not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

In the event that we issue certain debt securities, the third amendment and restatement will also change the application of proceeds from asset dispositions, exchanges and certain incurrences of indebtedness among the various loan facilities. The third amendment and restatement also specifically permits us to refinance two or more of our existing mortgages in a single transaction. In such a transaction, the refinancing of the mortgaged properties may be cross collateralized with the properties that secured the mortgage being refinanced and/or certain specified unencumbered properties.

Upon our receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement would be converted to term loans and would constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans would be amortized semi-annually by 0.5% with the balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 would have the same interest rate, but would be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, we withdrew a proposed offering of debt securities due to unfavorable market conditions.

On March 4, 2003, we entered into a fourth amendment and restatement of our credit facilities. The fourth amendment and restatement includes the following:

•	an increase in the letter of credit availability under our revolving facility from $75 million to $90 million;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which the Company must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to the Company’s corporate structure.

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

Under the terms of the applicable credit facilities, loan agreements, and lease agreements, as of December 31, 2002, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total	2003		2004	2005	2006	2007	2008 and thereafter
	(in thousands)
Long term debt and capital lease obligations (A)	$2,826,543	$385,786	(B)	$895,370	$219,055	$1,160,189	$92,248	$73,895
Office leases (B)	9,569	2,158		2,122	1,900	1,900	1,412	77
Hotel and ground leases (B)	763,143	60,643		60,110	59,902	59,902	59,886	462,700

Total	$3,599,255	$448,587		$957,602	$280,857	$1,221,991	$153,546	$536,672

(A)	Subsequent to December 31, 2002, the mortgage debt was paid down by a total of $7.7 million due to the sale of assets. In addition, the Company entered into a contract to sell eight Wyndham Garden hotels which when closed will result in a $39 million pay down of mortgage debt.
(B)	Office, hotel and ground leases are operating leases and are included in operating expenses.

During 2003, we have scheduled principal payments and debt maturities of approximately $385.8 million. Of that amount, we can elect to extend $177.4 million for three additional twelve month periods. We are seeking to refinance the remaining mortgages prior to their maturities in 2003; however, there can be no assurance that we will be able to do so. During 2004, we have scheduled principal payments and debt maturities of approximately $895.4 million. We are seeking to extend or refinance these debt maturities, however, there can be no assurance that we will be able to do so. We can elect to extend $39.8 million for two additional twelve month periods. Although occupancies have improved from very depressed levels following the events of September 11, 2001, at present, it is not possible to predict either the severity or the duration of declines in the medium or long term on operations, liquidity, and capital resources (see “Risks Related to Our Indebtedness” on page 16).

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and B preferred stock. As of December 31, 2002, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $43.9 million. This amount has been included in accounts payable and accrued expenses as of December 31, 2002. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of the year ended December 31, 2002, we issued an additional stock dividend of 365,059 shares of series A and series B preferred stock with a value of $36.5 million.

Renovations and Capital Improvements

During 2002, we invested approximately $79.9 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2003, we anticipate spending approximately $100 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: impairment of assets; assets held for sale; bad debts; income taxes; insurance reserves; derivatives; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We periodically review the carrying value of our assets, including intangible assets, to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare probability weighted undiscounted and discounted cash flow projections which require judgments that are both subjective and complex.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and 250,000 per occurrence for automobile liability and workers’ compensation loss. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported, or IBNR, claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2002, our balance sheet included an estimated liability with respect to this self-insurance program of $23,575,798.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During 2002, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of December 31, 2002, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against us.

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” collectively referred to as the “Standards”. SFAS 141 supersedes APB 16, “Business Combination.” The provisions of SFAS 141 (1) require that we use the purchase method of accounting for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that, upon adoption of SFAS 142, we reclassify carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

On January 1, 2002, we completed the two step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in the first quarter of 2002, we recorded an impairment charge of $324,102,000 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, we did not record $12,136,000 of amortization in 2002 and will not record $12,136,000 annually in future years. Upon implementation of SFAS 142, we identified finite lived intangible assts related to our tradenames and determined that there was no indication of impairment on these finite lived intangible assets.

The impact of the adoption of SFAS 142 on our net loss, and basic and diluted loss per share is presented in the following tables:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Reported net loss	$(522,426,000)	$(138,940,000)
Add back: Goodwill amortization	—	12,136,000

Adjusted net loss	$(522,426,000)	$(126,804,000)

Reported basic and diluted loss per share	$(3.97)	$(1.56)
Goodwill amortization	—	.07

Adjusted basic and diluted loss per share	$(3.97)	$(1.49)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

Other Segment(1)
Balance (net of amortization) as of January 1, 2002	$326,843,000
Reclassification to franchise costs	(2,350,000)
Impairment losses	(324,102,000)

Balance as of December 31, 2002	$391,000

(1)	The fair value of the reporting unit was estimated using the expected present value of future cash flows. The hotel management subsidiaries, which is where goodwill is recorded, are included in the “Other Segment” as described on page 34 under “Results of Reporting Segments”. The “Other Segment” includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization, and other charges.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, we adopted SFAS 144. As a result of the implementation of SFAS 144, the results of operations of sixteen assets sold during 2002 have been reported separately as discontinued operations. Four other assets sold during 2002 were accounted for under SFAS 121 as they were held for sale prior to adoption of SFAS 144.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. Also, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We believe that adoption of SFAS 145 will not have a material impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force, or EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We believe that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. Finally, SFAS 148 amends APB 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. We are currently evaluating the provisions of SFAS 148, but believe its adoption will not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the provisions of the Interpretation 46, but believe its adoption will not have a material impact on our financial position or results of operations.

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 2002. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 2002.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2002.

	2003(1)	2004(2)	2005	2006	2007	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Long-term Debt Obligations Including Current Portion Fixed Rate	$7,881	$15,843	$47,180	$7,012	$92,248	64,220	$234,384	$259,993
Average Interest Rate	8.39%	3.09%	7.51%	9.22%	8.13%	9.29%
Variable Rate	$377,905	$879,527	$171,875	$1,153,177	—	9,675	$2,592,159	$2,592,159
Average Interest Rate	4.51%	7.14%	6.67%	9.59%	—	1.80%
Interest Rate Derivative
Financial Instruments
Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	—	$803,709	—	—	—	$803,709	$(78,936)
Average Pay Rate	6.51%	6.67%	6.68%	—%	—%	—%
Average Receive Rate	1.39%	2.49%	3.71%	—%	—%	—%
Interest Rate Caps
Notional Amount	$426,121	$337,577	$104,070	—	—%	—	$867,768	$(13,878)
Strike Rate	6.89%	7.93%	9.75%	—%	—%	—%
Forward Rate	1.39%	2.49%	3.71%	—%	—%	—%

(1)	We can elect to extend $177.4 million for three additional twelve month periods.
(2)	We can elect to extend $39.8 million for two additional twelve month periods.

The debt portfolio as of December 31, 2001 was as follows:

	2002	2003	2004	2005	2006	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Long-term Debt Obligations Including Current Portion
Fixed Rate	$50,577	$7,654	$52,971	$53,242	$8,688	$227,713	$400,845	$454,496
Average Interest Rate	8.96%	8.77%	8.24%	7.71%	9.03%	8.49%
Variable Rate	$66,907	$444,434	$1,157,452	$115,441	$1,244,150	$16,766	$3,045,150	$3,045,150
Average Interest Rate	5.20%	6.70%	8.70%	8.55%	10.67%	7.04%
Interest Rate Derivative Financial Instruments
Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$750,000	$45,000	—	$700,000	—	—	$1,495,000	$(63,983)
Average Pay Rate	6.09%	6.51%	6.80%	6.80%	—	—
Average Receive Rate	2.23%	4.07%	5.37%	6.03%	—	—
Interest Rate Caps
Notional Amount	$550,000	$429,374	$346,111	$106,000	—	—	$1,431,485	$(9,507)
Strike Rate	6.27%	6.91%	7.96%	9.75%	—	—
Forward Rate	2.23%	4.07%	5.37%	6.03%	—	—

From December 31, 2001 to December 31, 2002, the liability for derivative instruments increased by $19.3 million. Our derivative portfolio consists entirely of interest rate protection agreements which are sensitive to interest rate fluctuations. Accordingly, the market value of the portfolio has declined with the decrease in forward interest rates during the period from December 31, 2001 to December 31, 2002. This decrease in market value resulted in the increase to the liability for derivative instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors’ report and our financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10 of this report (other than the information required with respect to executive officers, which appears under the heading “Our Executive Officers” in Part I of this report) is incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of this report is incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan table presented below, the information required by Item 12 of this report is incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	24,766,495	(1)	$6.83	(2)	5,803,279	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	24,766,495	(1)	$6.83	(2)	5,803,279	(3)

(1)	The 24,766,495 consists of 11,331,429 of stock options outstanding and 13,435,066 of restricted unit awards outstanding at December 31, 2002.
(2)	The figure set forth in column (b) reflects the weighted average exercise price for the 11,331,429 stock options outstanding under our equity compensation plans as of December 31, 2002. In addition to such stock options, 13,435,066 restricted unit awards were also outstanding under our equity compensation plans as of December 31, 2002. These restricted unit awards entitle the recipients to receive shares of our class A common stock upon the satisfaction of certain terms and conditions, including the satisfaction of certain vesting requirements. Since no exercise price is payable with respect to the restricted unit awards, such restricted unit awards were excluded from the calculation of the weighted average exercise price set forth in column (b).
(3)	The figure set forth in column (c) reflects the number of securities available for issuance under our equity compensation plans as of December 31, 2002. Under the Second Amendment and Restatement of our 1997 Incentive Plan, the number of shares available for grant is equal to 10% of the outstanding shares of our class A common stock on a fully diluted basis. For purposes of this plan, “fully diluted basis” means the assumed conversion of all outstanding shares of our series A and series B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of this report is incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days before the date of this report on Form 10-K, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON

FORM 8–K

(a)	The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-1 through F-45. The following financial statement schedule is included herein at pages F-46 through F-55:

Schedule III—Real Estate and Accumulated Depreciation for Wyndham International, Inc.

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b)	Reports on Form 8-K for the quarter ended December 31, 2002:

We filed a Current Report on Form 8-K on October 15, 2002 to report our press releases dated October 11, 2002 and October 14, 2002, announcing the listing of our common stock on the American Stock Exchange, and our new trading symbol, WBR, respectively.

(c) Exhibits:

Exhibit Number	Description
2.1

Securities Purchase Agreement, dated as of February 18, 1999, by and among Patriot American Hospitality, Inc. (“Patriot”), Wyndham International, Inc. (“Wyndham”), Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and the Investors named therein, incorporated by reference to Exhibit 2.1 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

2.2

Amendment to Securities Purchase Agreement, dated as of June 28, 1999, by and among Patriot, Wyndham, Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and the parties identified on the signature page as the Original Investors, incorporated by reference to Exhibit 2.2 to Wyndham’s Current Report on Form 8-K filed July 13, 1999.

2.3	Restructuring Plan, incorporated by reference to Exhibit 2.2 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

2.4

Agreement and Plan of Merger, dated as of March 26, 1999, by and among Wyndham, Wyndham International Acquisition Subsidiary, Inc. and Patriot, incorporated by reference to Exhibit 2.3 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

Exhibit Number	Description
4.1	Certificate of Designation of Series A Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 99.5 to Wyndham’s and Patriot’s Current Report on Form 8-K filed March 2, 1999.

4.2

Certificate of Designation of Series B Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

4.3	Certificate of Designation of Series C Junior Participating Cumulative Preferred Stock of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham’s Current Report on Form 8-K filed July 12, 1999.

4.4

Registration Rights Agreement, dated as of February 18, 1999, by and among Wyndham and the holders of Series B Convertible Preferred Stock of Wyndham party thereto, incorporated by reference to Exhibit 4.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.5

Registration Rights Agreement, dated as of June 30, 1999, by and among Wyndham and former Operating Partnership unitholders party thereto, incorporated by reference to Exhibit 10.1 to Wyndham’s Registration Statement on Form S-3 (SEC file no. 333-86189) filed August 30, 1999.

4.6

Shareholder Rights Agreement, dated as of June 29, 1999, between Wyndham and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to Wyndham’s Current Report on Form 8-K, filed July 12, 1999.

4.7

Amendment No. 1 to the Shareholder Rights Agreement, dated May 12, 2000, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form 8-A filed May 30, 2000.

4.8*	Amendment No. 2 to the Shareholder Rights Agreement, dated April 24, 2002, by and between Wyndham and American Stock Transfer and Trust Company.

10.1

Credit Agreement, dated as of June 30, 1999, by and among Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.2

Increasing Rate Note Purchase and Loan Agreement, dated as of June 30, 1999, by and among Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.3

Executive Employment Agreement as Amended and Restated, dated as of April 19, 1999, between Wyndham and Michael A. Grossman, incorporated by reference to Exhibit 10.5 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4

Executive Employment Agreement, dated as of March 27, 2000, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.4 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.5	Letter Agreement, dated July 7, 1999, between Wyndham and Karim Alibhai, incorporated by reference to Exhibit 10.4 to Wyndham’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.6	Second Amendment and Restatement of the Wyndham 1997 Incentive Plan, incorporated by reference to Exhibit 4.1 to Wyndham’s Registration Statement on Form S-8 filed on September 6, 2001.

10.7

Executive Employment Agreement, dated April 12, 2000 between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

Exhibit Number	Description
10.8

Executive Employment Agreement, dated May 31, 2000 between Wyndham and Richard A. Smith, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.9

Executive Employment Agreement, dated August 1, 2000 between Wyndham and David W. Johnson, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.10	Letter Agreement, dated March 1, 2001, between James D. Carreker and Wyndham, incorporated by reference to Exhibit 10.16 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.11

Amendment and Restatement to the Credit Agreement, dated September 25, 2000, by Wyndham and the lenders named therein incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

10.12

Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated September 25, 2000, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.18 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.13

Employment Agreement dated March 19, 2001 between Joseph Champ and Wyndham, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (as amended).

10.14

Loan Agreement, dated as of July 18, 2001, by and among W-Baltimore, LLC, Posadas De San Juan Associates, W-Atlanta, LLC, W-Boston LLC and Travis Real Estate Group Joint Venture (wholly-owned subsidiaries of Wyndham) and Lehman Brothers Bank FSB, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.15	Form of Restricted Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.16

Waiver to the Credit Agreement, dated as of September 25, 2001, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

10.17

Addendum to Employment Agreement, effective as of July 13, 2001, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.17 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.18

Addendum No. 2 to Employment Agreement, effective as of November 14, 2001, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.18 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.19

Second Amendment and Restatement to the Credit Agreement, dated as of January 16, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.19 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.20

Second Amendment and Restatement to the Increasing Note Purchase and Loan Agreement, dated as of January 16, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.20 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.21

Addendum to Employment Agreement, effective as of August 30, 2001, between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.21 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.22

Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.22 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description

10.23

Addendum to Employment Agreement, effective as of August 10, 2001, between Wyndham and Michael Grossman, incorporated by reference to Exhibit 10.23 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.24

Addendum No. 2 to Employment Agreement, effective as of December 21, 2001, between Wyndham and Michael Grossman, incorporated by reference to Exhibit 10.24 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.25

Addendum to Employment Agreement, effective as of August 16, 2001, between Wyndham and Richard Smith, incorporated by reference to Exhibit 10.25 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.26

Addendum No. 2 to Employment Agreement, effective as of December 21, 2001, between Wyndham and Richard Smith, incorporated by reference to Exhibit 10.26 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.27

Addendum to Employment Agreement, effective as of September 14, 2001, between Wyndham and David Johnson, incorporated by reference to Exhibit 10.27 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.28

Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and David Johnson, incorporated by reference to Exhibit 10.28 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.29

Addendum to Employment Agreement, effective as of August 10, 2001, between Wyndham and Joseph Champ, incorporated by reference to Exhibit 10.29 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.30

Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and Joseph Champ, incorporated by reference to Exhibit 10.30 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.31

Form of Third Amendment and Restatement to the Credit Agreement, dated as of April 22, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.32

Amendment No. 1 to the Second Amendment and Restatement of Wyndham’s 1997 Incentive Plan, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.33

Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.34

Addendum No. 4 to Employment Agreement, effective as of January 28, 2002, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.4 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.35

Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.5 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.36

Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Joseph H. Champ, incorporated by reference to Exhibit 10.6 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.37

Employment Agreement, dated September 17, 2002, between Wyndham and Mark A. Solls, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

Exhibit Number	Description

10.38*

Loan Agreement, dated as of June 28, 1999, between Lehman Brothers Holdings Inc. and W-Brookfield, LLC, DT Glenview, LLC, R-Lisle, LLC, Rad-Burl, LLC, Parsippany, LLC, Rad-Jose, LLC, WCHNW, LLC, W-Garden Atlanta, LLC, W-Charlotte, LLC, and H-Melbourne, L.P.

10.39*

First Amendment to Loan Agreement, dated as of June 29, 2001, between W-Brookfield, LLC, DT Glenview, LLC, R-Lisle, LLC, Rad-Burl, LLC, Parsippany, LLC, Rad-Jose, LLC, WCHNW, LLC, W-Garden Atlanta, LLC, W-Charlotte, LLC and H-Melbourne, L.P. and Sasco Floating Rate Commercial Mortgage Trust 1999-C3, Multiclass Pass-Through Certificates, Series 1999-C3.

10.40*	Amended and Restated Loan Agreement, dated as of November 5, 1999, between Bear, Stearns Funding, Inc. and the other parties signatory thereto.

10.41*

First Amendment and Supplement to Amended and Restated Loan Agreement, dated as of September 6, 2002 between LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 1999-WYN1 and the other parties signatory thereto.

10.42*

Second Amendment and Supplement to Amended and Restated Loan Agreement, dated as of October 11, 2002, between LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 1999-WYN1 and the other parties signatory thereto.

10.43*

Third Amendment and Supplement to Amended and Restated Loan Agreement, dated as of November 15, 2002, between LaSalle National Bank, as Trustee for the Registered Holders of Bear Stearns Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WYN1 and the other parties signatory thereto.

10.44*	Promissory Note, dated September 4, 1997, by Patriot American Hospitality Partnership, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,467,000.

10.45*	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $29,748,000.

10.46*	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $11,155,500.

10.47*	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $9,246,000.

10.48*	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $21,909,000.

10.49*	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,366,500.

10.50*	Promissory Note, dated February 13, 2001, by Fred J. Kleisner in favor of Wyndham.

10.51*	Addendum No. 5 to Employment Agreement, effective as of January 6, 2003, by and between Wyndham and Fred J. Kleisner.

12.1*	Statement Regarding Computation of Ratios.

21.1*	Significant Subsidiaries of Wyndham.

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on the signature page of this report on Form 10-K)

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 25, 2003

WYNDHAM INTERNATIONAL, INC.
By:	/s/ FRED J. KLEISNER
Fred J. Kleisner Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

POWER OF ATTORNEY

The undersigned directors and officers of Wyndham International, Inc. hereby constitute and appoint Fred J. Kleisner and Richard A. Smith, and each of them, with the full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Capacities in which signed	Date

/s/ FRED J. KLEISNER Fred J. Kleisner	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 25, 2003

/s/ THEODORE TENG Theodore Teng	President and Chief Operating Officer	March 25, 2003

/s/ RICHARD A. SMITH Richard A. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 25, 2003

/s/ KARIM ALIBHAI Karim Alibhai	Director	March 25, 2003

/s/ LEONARD BOXER Leonard Boxer	Director	March 25, 2003

/s/ MILTON FINE Milton Fine	Director	March 25, 2003

/s/ ROLF E. RUHFUS Rolf E. Ruhfus	Director	March 25, 2003

/s/ LEON D. BLACK Leon D. Black	Director	March 25, 2003

/s/ NORMAN BROWNSTEIN Norman Brownstein	Director	March 25, 2003

/s/ STEPHEN T. CLARK Stephen T. Clark	Director	March 25, 2003

Signature	Capacities in which signed	Date

/s/ PAUL FRIBOURG Paul Fribourg	Director	March 25, 2003

/s/ THOMAS H. LEE Thomas H. Lee	Director	March 25, 2003

/s/ ALAN M. LEVENTHAL Alan M. Leventhal	Director	March 25, 2003

/s/ WILLIAM MACK William Mack	Director	March 25, 2003

/s/ LEE S. NEIBERT Lee S. Neibert	Director	March 25, 2003

/s/ MARC J. ROWAN Marc J. Rowan	Director	March 25, 2003

/s/ SCOTT A. SCHOEN Scott Schoen	Director	March 25, 2003

/s/ SCOTT M. SPERLING Scott M. Sperling	Director	March 25, 2003

/s/ LYNN C. SWANN Lynn C. Swann	Director	March 25, 2003

/s/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 25, 2003

CERTIFICATION

I, Fred J. Kleisner, Chief Executive Officer of Wyndham International, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Wyndham International, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ Fred J. Kleisner
Name: Fred J. Kleisner Title: Chief Executive Officer

CERTIFICATION

I, Richard A. Smith, Chief Financial Officer of Wyndham International, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Wyndham International, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ Richard A. Smith
Name: Richard A. Smith Title: Chief Financial Officer

WYNDHAM INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HISTORICAL FINANCIAL INFORMATION

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

Wyndham International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Wyndham International, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Wyndham International, Inc.’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, Wyndham International, Inc. adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138 and effective January 1, 2002, Wyndham International, Inc. adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 4, 2003, except as to

Note 16 for which the date is February 18, 2003

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$37,239	$165,702
Restricted cash	143,839	85,932
Accounts receivable	100,529	120,283
Inventories	15,488	17,742
Prepaid expenses and other assets	10,008	7,598
Assets held for sale, net of accumulated depreciation of $28,526 in 2002 and $25,685 in 2001	77,256	96,783

Total current assets	384,359	494,040

Investment in real estate and related improvements, net of accumulated depreciation of $978,953 in 2002 and $856,732 in 2001	3,611,456	4,399,256
Investment in unconsolidated subsidiaries	61,631	77,619
Notes and other receivables	41,240	50,385
Management contract costs, net of accumulated amortization $20,082 in 2002 and $18,714 in 2001	83,983	95,227
Leasehold costs, net of accumulated amortization of $38,764 in 2002 and $29,889 in 2001	102,250	111,125
Trade names and franchise costs, net of accumulated amortization of $30,396 in 2002 and $24,041 in 2001	93,499	97,779
Deferred acquisition costs	3,111	4,662
Goodwill, net of accumulated amortization of $54 in 2002 and $49,015 in 2001	391	326,843
Deferred expenses, net of accumulated amortization of $64,441 in 2002 and $54,416 in 2001	52,008	71,214
Other assets	39,530	41,803

Total assets	$4,473,458	$5,769,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$235,446	$215,478
Deposits	31,252	36,079
Borrowings associated with assets held for sale	45,835	30,441
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	385,786	117,484

Total current liabilities	698,319	399,482

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	2,394,922	3,298,070
Derivative financial instruments	92,814	73,490
Deferred income taxes	156,070	290,259
Deferred income	9,068	7,358
Minority interest in the Operating Partnerships	21,368	21,416
Minority interest in other consolidated subsidiaries	38,518	91,657
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 13,170,620 in 2002 and 11,905,060 in 2001	132	119
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 167,999,126 in 2002 and 167,847,940 in 2001	1,680	1,678
Additional paid in capital	4,039,656	3,912,656
Receivables from shareholders and affiliates	(18,121)	(18,121)
Accumulated other comprehensive income	(15,221)	(29,007)
Accumulated deficit	(2,945,747)	(2,279,104)

Total shareholders’ equity	1,062,379	1,588,221

Total liabilities and shareholders’ equity	$4,473,458	$5,769,953

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Hotel revenue	$1,659,542	$1,813,740	$2,132,215
Management fee and service fee income	17,639	20,240	46,028
Interest and other income	6,881	9,747	30,884

Total revenue	1,684,062	1,843,727	2,209,127

Expenses:
Hotel expenses	1,329,635	1,369,006	1,544,056
General and administrative	64,038	94,966	97,657
Bond offering cancellation costs	3,750	—	—
Interest expense	224,079	289,237	349,456
Termination of management, leasehold and license agreements	6,445	16,466	47,622
(Gain) loss on sale of assets	(10,701)	11,202	12,987
Loss on derivative financial instruments	84,844	47,600	—
Impairment loss on assets	162	24,159	441,484
Depreciation and amortization	258,638	243,254	275,522

Total expenses	1,960,890	2,095,890	2,768,784

Operating loss from continued operations	(276,828)	(252,163)	(559,657)
Equity in earnings of unconsolidated subsidiaries	1,039	3,500	2,491

Loss from continued operations before income tax provision and minority interests	(275,789)	(248,663)	(557,166)
Income tax benefit	110,470	108,830	218,467

Loss from continued operations before minority interests	(165,319)	(139,833)	(338,699)
Minority interest in consolidated subsidiaries	(765)	(8,257)	(7,628)

Loss from continued operations	(166,084)	(148,090)	(346,327)
Discontinued operations:
(Loss) income from discontinued operations	(21,263)	21,353	21,656
Loss on sale of assets	(10,977)	—	—

(Loss) income from discontinued operations, net of taxes and minority interest	(32,240)	21,353	21,656

Loss before accounting change and extraordinary item	(198,324)	(126,737)	(324,671)
Cumulative effect of change in accounting principle, net of taxes	(324,102)	(10,365)	—
Extraordinary loss from early extinguishment of debt, net of taxes	—	(1,838)	—

Net loss	$(522,426)	$(138,940)	$(324,671)

Net loss attributable to common shareholders:
Net loss	$(522,426)	$(138,940)	$(324,671)
Preferred stock dividends	(144,217)	(122,621)	(103,522)

Net loss attributable to common shareholders	$(666,643)	$(261,561)	$(428,193)

Basic and diluted loss per common share:
Loss from continued operations	$(1.85)	$(1.61)	$(2.69)
(Loss) income from discontinued operations, net of taxes	(0.19)	0.12	0.13
Cumulative effect of change in accounting principle, net of taxes	(1.93)	(0.06)	—
Extraordinary loss	—	(0.01)	—

Net loss per common share	$(3.97)	$(1.56)	$(2.56)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock						Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Receivables From Shareholders and Affiliates	Unearned Stock Compensation	Accumulated Deficit and Dividend Distributions	Foreign Currency Exchange	Unrealized (Loss) Gain on Derivative Instruments	Unrealized Loss on Securities Held for Sale	Total
Balance as of December 31, 1999	10,344,662	$103	167,193,696	$1,672	$3,753,235	$(17,210)	$(255)	$(1,591,307)	$(7,576)	$—	$(1,000)	$2,137,662
Issuance of shares net of offering expenses…	—	—	222,470	2	1,398	—	—	—	—	—	—	1,400
Redemption of Preferred A stock	(18)	—	210	—	—	—	—	—	—	—	—	—
Accrued interest on notes receivable from shareholders and affiliates	—	—	—	—	—	49	—	975	—	—	—	1,024
Amortization of unearned stock compensation	—	—	—	—	—	—	255	—	—	—	—	255
Net loss	—	—	—	—	—	—	—	(324,671)	—	—	—	(324,671)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	7,412	—	—	7,412
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	—	353	353

Comprehensive income												(316,906)

Cash dividends	—	—	—	—	—	—	—	(29,248)	—	—	—	(29,248)
Stock dividends	742,746	8	—	—	74,267	—	—	(74,275)	—	—	—	—

Balance as of December 31, 2000	11,087,390	$111	167,416,376	$1,674	$3,828,900	$(17,161)	$—	$(2,018,526)	$(164)	—	$(647)	$1,794,187

Issuance of shares net of offering expenses…	—	—	429,719	4	1,982	—	—	—	—	—	—	1,986
Redemption of Preferred A stock	(158)	—	1,845	—	—	—	—	—	—	—	—	—
Accrued interest on notes receivable from shareholders and affiliates	—	—	—	—	—	(960)	—	982	—	—	—	22
Net loss	—	—	—	—	—	—	—	(138,940)	—	—	—	(138,940)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	198	—	—	198
Unrealized loss on derivative instruments…	—	—	—	—	—	—	—	—	—	(28,337)	—	(28,337)
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	—	(57)	(57)

Comprehensive income												(167,136)

Cash dividends	—	—	—	—	—	—	—	(40,838)	—	—	—	(40,838)
Stock dividends	817,828	8	—	—	81,774	—	—	(81,782)	—	—	—	—

Balance as of December 31, 2001	11,905,060	$119	167,847,940	$1,678	$3,912,656	$(18,121)	$—	$(2,279,104)	$34	$(28,337)	$(704)	$1,588,221

Issuance of shares net of offering expenses…	—	—	150,858	2	454	—	—	—	—	—	—	456
Redemption of Preferred A stock	(28)	—	328	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(522,426)	—	—	—	(522,426)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(93)	—	—	(93)
Unrealized gain on derivative instruments…	—	—	—	—	—	—	—	—	—	14,315	—	14,315
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	—	(436)	(436)

Comprehensive income												(508,640)

Cash dividends	—	—	—	—	—	—	—	(17,658)	—	—	—	(17,658)
Stock dividends	1,265,588	13	—	—	126,546	—	—	(126,559)	—	—	—	—

Balance as of December 31, 2002	13,170,620	$132	167,999,126	$1,680	$4,039,656	$(18,121)	$—	$(2,945,747)	$(59)	$(14,022)	$(1,140)	$1,062,379

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(522,426)	$(138,940)	$(324,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	288,150	254,209	304,785
Amortization of deferred compensation	3,363	2,104	255
Amortization of deferred loan costs	25,522	22,017	27,566
Loss on sale of assets	6,641	11,202	12,987
Impairment loss on assets	38,013	24,159	441,484
Write-off of intangible assets	6,445	12,883	45,174
Write-off of deferred acquisition costs	2,574	1,904	1,208
Provision for bad debt expense	6,539	6,994	1,925
Recognition of deferred termination fee	—	—	(14,746)
Loss on derivative financial instruments	43,182	47,600	—
Equity in earnings of unconsolidated subsidiaries	(1,039)	(3,500)	(2,491)
Minority interest in consolidated subsidiaries	955	10,060	7,569
Deferred income taxes	(143,581)	(112,785)	(226,133)
Cumulative effect of change in accounting principle	324,102	10,364	—
Extraordinary item	—	1,838	—
Changes in assets and liabilities:
Accounts receivable	18,225	60,014	(1,011)
Prepaid expenses and other assets	7,291	3,311	15,001
Deferred income	787	(517)	7,079
Accounts payable and accrued expenses	(28,235)	(54,558)	(49,143)

Net cash provided by operating activities	76,508	158,359	246,838

Cash flows from investing activities:
Acquisition of hotel properties and related working capital assets, net of cash acquired	—	—	(20,626)
Improvements and additions to hotel properties	(79,916)	(213,610)	(202,292)
Proceeds from sale of assets	555,604	130,655	337,630
Payment of contingent liability	—	—	(32,825)
Acquisition of management contracts	(497)	(1,001)	(67,372)
Change in restricted cash accounts	(57,907)	12,138	4,410
Change in other assets	—	3,585	610
Collection on other notes receivable	6,603	6,278	569
Advances on other notes receivable	(2,518)	(2,684)	(1,273)
Deferred acquisition costs	(1,252)	(3,937)	(1,906)
Investment in unconsolidated subsidiaries	(361)	(1,956)	(5,022)
Distributions from unconsolidated subsidiaries	5,936	7,105	25,369

Net cash provided by (used in) investing activities	425,692	(63,427)	37,272

Cash flows from financing activities:
Borrowings under line of credit facility and mortgage notes	82,000	580,500	533,081
Repayments of borrowings under credit facility and other debt	(689,090)	(535,419)	(841,257)
Payment of deferred loan costs	(15,743)	(6,394)	(8,492)
Contributions received from minority interest in consolidated subsidiaries	1,601	300	—
Distribution made to minority interest in consolidated subsidiaries	(9,667)	(6,209)	(9,711)
Dividends and distributions paid	—	(14,624)	(29,248)
Proceeds received from amendments to derivative financial instruments	—	—	6,654
Premiums paid for derivative financial instruments	—	—	(34,360)
Other	(73)	(20)	(64)

Net cash (used in) provided by financing activities	(630,972)	18,134	(383,397)

Foreign currency translation adjustment	309	176	7,414
Net (decrease) increase in cash and cash equivalents	(128,463)	113,242	(91,873)
Cash and cash equivalents at beginning of year	165,702	52,460	144,333

Cash and cash equivalents at end of year	$37,239	$165,702	$52,460

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$216,981	$304,160	$356,217

Cash paid during the year for income taxes	$14,462	$4,207	$24,076

See Note 14 for additional supplemental disclosure of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share amounts)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owners/operators. As of December 31, 2002, Wyndham owned interests in 110 hotels with over 31,500 guestrooms and leased 37 hotels from third parties with over 5,700 guestrooms. In addition, Wyndham managed 25 hotels for third party owners with over 7,900 guestrooms and franchised 30 hotels with over 6,500 guestrooms.

Wyndham as currently constituted, was formed through the June 30, 1999 restructuring and reorganization of Patriot American Hospitality, Inc. (collectively with its subsidiaries, “Patriot”) and Wyndham International, Inc. (collectively with its subsidiaries, “Old Wyndham”). Prior to June 30, 1999, the shares of common stock of Patriot were paired and traded together with the shares of Old Wyndham, on a one for one basis, as a single unit pursuant to a stock pairing arrangement, and were referred to as paired shares.

2.    Summary of Significant Accounting Policies:

Principles of Consolidation— The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships— The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest.

Corporations and Limited Liability Companies— The condition for control is the ownership of a majority voting interest.

Critical Accounting Policies and Estimates— The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to: impairment of assets; assets held for sale; bad debts; income taxes; insurance reserves; derivatives; and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s management uses judgment in projecting which assets will be sold by the Company within the next twelve months. These judgments are based on management’s knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

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

The Company maintains a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and 250,000 per occurrence for automobile liability and workers’ compensation loss. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported (“IBNR”) claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2002, our balance sheet included an estimated liability with respect to this self-insurance program of $23,576.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During 2002, such derivatives were used to hedge the variable cash flows associated with a portion of the Company’s variable-rate debt. As of December 31, 2002, the Company did not have any derivatives designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes. The Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because the Company uses the derivative instruments to reduce its exposure to increases in variable interest rates, thus effectively fixing a portion of its variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

The Company is a defendant in lawsuits that arise out of, and are incidental to, the conduct of its business. Management uses judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against the Company.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Investment in Real Estate and Related Improvements

The hotel properties are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 to 40 years for the hotel buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. These estimated useful lives are based on management’s knowledge of the properties and the industry in general.

Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $3,852 and $3,170 was capitalized in 2001 and 2000, respectively. No interest was capitalized in 2002 as there were no substantial hotel renovations.

The Company periodically reviews the carrying value of each property to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, the Company will prepare projections of undiscounted cash flows, without interest charges, of the specific property, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment will be made to the carrying amount based on the difference between the fair value and the carrying amount of the asset. When management identifies an asset held for sale, the Company estimates the net selling price of such asset. If the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once management has identified an asset held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. Only interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction is allocated to discontinued operations. The Company recorded impairment of $38,013, $24,159 and $441,484 for the years ended December 31, 2002, 2001 and 2000, respectively. (See Note 3).

Cash and Cash Equivalents

All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Restricted Cash

Restricted cash includes real estate tax, insurance, interest and capital reserve deposits required pursuant to certain of the Company’s mortgage loan and lease requirements. Included in restricted cash at December 31, 2002 is $36,141, a portion of the net proceeds received from the sale of a portfolio of thirteen hotels. The $36,141 will be used to cure defaults, make payments on such debt, refinance all or any portion of the debt and/or extend maturities and amortization payments in accordance with the credit facilities.

Inventories

Inventories consist of food, beverages, china, linen, glassware and silverware and are stated at cost, which approximates market.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries includes investments in seven entities ranging from approximately 1% to 50%. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when the Company has a 20% or more ownership interest or exercises significant influence over the venture. If the Company’s ownership is less than 20% and does not exercise significant influence, the investment is accounted for under the cost method. During 2000, the Company recorded an impairment loss of $40,259 as a result of changes in the estimated fair value for certain investments held for sale. These investments were sold in 2001.

Our investment in unconsolidated subsidiaries is periodically reviewed for other than temporary declines in market value. For any decline that is considered other than temporary, an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on projections of cash flows and market capitalization rates.

Management contracts, trade names and franchise costs

The costs associated with the acquisition of management contracts, trade names and franchises have been recorded as deferred costs. Amortization of management contracts is computed using the straight-line method over the term of the related management agreements. During 2002, 2001 and 2000, the Company recognized a charge for the remaining unamortized cost for management contracts lost of $6,445, $7,408 and $45,174, respectively. Amortization of trade names and franchise costs is computed using the straight-line method over the estimated useful lives ranging from 5 to 20 years.

Leasehold Costs

The costs associated with the acquisition of leaseholds for hotel properties leased from third party owners have been recorded as deferred costs. Leasehold costs are amortized using the straight-line method over the terms of the related leasehold agreement. During 2001, the Company recognized a charge for the remaining unamortized cost for a leasehold contract lost of $4,057.

Goodwill

Goodwill was recognized in connection with the acquisition of certain businesses and was amortized utilizing the straight-line method over a period of 10 to 40 years. However, on January 1, 2002, the Company completed the two step process prescribed by Statement of Financial Accounting Standard (“SFAS”) 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in January 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company did not record $12,136 of amortization in 2002, and will not be recording $12,136 of amortization annually.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Deferred Expenses

Deferred expenses consist of the following:

	December 31,
	2002	2001
Deferred loan costs	$112,716	$114,457
Franchise fees	963	1,110
Other	2,770	10,063

	116,449	125,630
Less: accumulated amortization	(64,441)	(54,416)

	$52,008	$71,214

Deferred loan costs are amortized to interest expense on a straight-line basis (which approximates the interest method) over the terms of the related loans, which range from two to ten years. Franchise costs are amortized using the straight-line method over the terms of the related franchise agreements.

Other Assets

Insurance premiums included in other assets are expensed on a pro-rata basis over the life of the related policies. Security deposits paid in connection with certain leasehold agreements of approximately $38,897 and $40,443 are included in long term other assets as of December 31, 2002 and 2001, respectively.

Deposits

Deposits represent cash received from guests for future hotel reservations at the hotels that Wyndham owns and leases.

Income Taxes

Wyndham records its provision for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method of SFAS No. 109, deferred taxes are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse (see Note 11).

Minority Interest in the Operating Partnerships

Minority interest in the Operating Partnerships includes adjustments for the minority partners’ share of the net income as defined by the partnership agreement and certain other adjustments for the issuance or redemption of OP units.

Minority Interest in Other Consolidated Subsidiaries

The Company has entered into a number of joint ventures in which a third party owns a minority interest. For financial reporting purposes, the financial position and results of operations for each joint venture are included in the consolidated financial statements of the Company.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Earnings per Share

Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of SFAS No. 128. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Shares of common stock granted to officers and employees of the Company are included in the computation only after the shares become fully vested. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the “treasury stock” method, unvested stock grants and other restricted awards to officers and employees and convertible preferred shares (see Note 6).

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to continue to do so. At December 31, 2002, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	2002	2001	2000
Basic and Diluted
Pro forma net loss attributable to common shareholders	$(667,472)	$(266,178)	$(434,641)
Pro forma loss per common share:	$(3.98)	$(1.58)	$(2.60)

Revenue Recognition

The Company primarily owns, operates and manages hotel properties. Hotel revenue, management fees, service and other fees, are recognized when earned.

Foreign Currency Translation

Financial statements of foreign subsidiaries not maintained using U.S. dollars are remeasured into the U.S. dollar functional currency for consolidation and reporting purposes. Assets and liabilities of non-U.S. operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses of non-U.S. operations are translated at the weighted average exchange rate during the year. Resulting translation adjustments are reflected in shareholders’ equity. Realized foreign currency gains and losses are included in results of operations.

Advertising Costs

The Company participates in various advertising and marketing programs. All costs are expensed in the period incurred. The Company has recognized advertising expenses of $37,201, $46,089 and $52,894 for 2002, 2001 and 2000, respectively.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Self Insurance

The Company is self-insured for various levels of general liability, automobile liability, workers’ compensation and employee medical coverage up to certain levels. Accrued expenses include the estimated cost from unpaid incurred claims.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations

The Company currently invests primarily in hotel properties. The hotel industry is highly competitive and the Company’s hotel investments are subject to competition from other hotels for guests. Each of the Company’s hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. The Company believes that brand recognition, location, quality of the hotel, services provided and price are the principal competitive factors affecting its hotel investments.

The Company’s financial instrument exposure to concentration of credit risk consists primarily of cash and cash equivalents. The Company’s funds are deposited with high-credit-quality financial institutions and at times, these funds may be in excess of the federal depository insurance limit.

Fair Value of Financial Instruments

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2002. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Management estimates the fair values of (i) accounts receivable, accounts payable and accrued expenses approximate the carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the Revolving Credit Facility, Term Loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The Company estimates the fair value of its fixed rate debt generally using discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2002 was approximately $259,993.

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company changed its method of accounting for its derivative instruments in accordance with its adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

The adoption of the SFAS No. 133, as amended, on January 1, 2001 resulted in the cumulative effect of an accounting change of $10,365 (net of taxes of $6,911) being recognized in the consolidated statement of operations and a charge of $21,691 (net of taxes of $14,460) in other comprehensive income in the first quarter of 2001. In addition, the Company recorded the changes in the fair value of its derivatives of $43,303 with a loss of $32,227 for the change in the fair market value through earnings, and a charge of $6,646 (net of taxes of $4,430) through other comprehensive income. Also during 2001, the Company paid $15,373 in settlement payments for the ineffective hedges.

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

On the date the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow hedge”). Currently, the Company has only entered into derivative contracts designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

Seasonality

The hotel industry is seasonal in nature; however, the periods during which the Company’s hotel properties experience higher revenues vary from property to property and depend predominantly on the property’s location. The Company’s revenues typically have been higher in the first and second quarters than in the third and fourth quarters.

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 supersedes APB 16, “Business Combination”. The provisions of SFAS 141 (1) require that the Company use the purchase method of accounting for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that, upon adoption of SFAS 142, the Company reclassify carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

On January 1, 2002, the Company completed the two step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in the first quarter of 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company did not record $12,136 of amortization in 2002 and will not record $12,136 annually in future years. Upon implementation of SFAS 142, the Company identified finite lived intangible assets related to our tradenames and determined that there was no indication of impairment on these finite lived intangible assets.

The impact of the adoption of SFAS 142 on the Company’s net loss, and basic and diluted loss per share is presented in the following tables:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Reported net loss	$(522,426)	$(138,940)
Add back: Goodwill amortization	—	12,136

Adjusted net loss	$(522,426)	$(126,804)

Reported basic and diluted loss per share	$(3.97)	$(1.56)
Goodwill amortization	—	0.07

Adjusted basic and diluted loss per share	$(3.97)	$(1.49)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

Other Segment(1)
Balance (net of amortization) as of January 1, 2002	$326,843
Reclassification to franchise costs	(2,350)
Impairment losses	(324,102)

Balance as of December 31, 2002	$391

(1)	The fair value of the reporting unit was estimated using the expected present value of future cash flows. The hotel management subsidiaries, which is where goodwill is recorded, are included in the “Other Segment” as described on page 34 under “Results of Reporting Segments”. The “Other Segment” includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization, and other charges.

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. In the first quarter of 2002, the Company adopted SFAS 144. As a result of the implementation of SFAS 144, the results of operations of sixteen assets sold during 2002 have been reported separately as discontinued operations. Four other assets sold during 2002 were accounted for under SFAS 121 as they were held for sale prior to adoption of SFAS 144.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. Also, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company believes that adoption of SFAS 145 will not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company believes that adoption of SFAS 146 will not have a material impact on its financial position or results of operations.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. Finally, SFAS 148 amends APB 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently evaluating the provisions of SFAS 148, but believes its adoption will not have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial position or results of operations.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or retained earnings.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

3.    Investment in Real Estate and Related Improvements and Assets Held for Sale:

Investment in real estate and related improvements and assets held for sale consists of the following:

	December 31, 2002			December 31, 2001
	Investment in Real Estate Held for Use	Assets Held for Sale	Total	Investment in Real Estate Held for Use	Assets Held for Sale	Total
Land	$344,168	$23,978	$368,146	$420,319	$15,702	$436,021
Land held for development	31,127	—	31,127	29,013	—	29,013
Buildings and improvements	3,324,568	84,743	3,409,311	4,039,925	163,438	4,203,363
Furniture, fixtures and equipment	861,411	28,099	889,510	937,074	26,433	963,507
Renovations in progress	29,135	408	29,543	25,070	22	25,092

	4,590,409	137,228	4,727,637	5,451,401	205,595	5,656,996
Less: impairment	—	(37,851)	(37,851)	(195,413)	(83,127)	(278,540)
Less: accumulated depreciation	(978,953)	(28,526)	(1,007,479)	(856,732)	(25,685)	(882,417)
Equity investment held for sale	—	6,405	6,405	—	—	—

	$3,611,456	$77,256	$3,688,712	$4,399,256	$96,783	$4,496,039

Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. At December 31, 2002, certain assets were classified as held for sale. The Company recorded an impairment of $37,851 for these assets at December 31, 2002. The assets held for sale had income from operations of $6,106, net of amounts owned by third party limited partners.

During 2001, the Company recorded an impairment of $16,251 on assets held for sale. The assets held for sale had income from operations of $12,254, net of amounts owned by third party limited partners. The Company also recorded a provision of $7,908 during 2001 on real estate assets held for use.

Asset Sales

During 2002, the Company sold seven hotels and an investment in a restaurant venture, in separate transactions, for aggregate net cash proceeds of approximately $60,125, after repayment of approximately $65,659 of mortgage debt. In addition, the Company sold thirteen hotels in a single transaction for net cash proceeds of approximately $202,467 after repayment of approximately $224,113 of mortgage debt. As a result of asset sales, the Company recorded a net loss of $3,699. Also, $166,254 of the net cash proceeds from the asset sales was used by the Company to pay down the balance of its senior credit facility and increasing rate loan facility and $36,141 was placed in escrow under the terms of our senior credit facility for application by the Company in the future to payments on existing mortgage indebtedness.

During 2001, the Company sold six hotels, a sewer company and investments in four hotels for net cash proceeds of $100,531 after repayment of approximately $21,800 of mortgage debt. In addition, the Company exchanged six hotels with a net book value of $70,134, for one hotel with an estimated fair value of $61,308. As a result of asset sales and the exchange, the Company recorded a net loss of $13,205, net of previously recorded impairments of $89,354.

During 2000, the Company sold 26 hotel properties, including the Clubhouse Inn brand and received net cash proceeds of approximately $174,978, after the repayment of mortgage debt of $70,406. The Company also

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

sold investments in three hotels, two parcels of land, retail space and a garage and received net cash proceeds of $61,355 after the repayment of debt of $7,847 and a note receivable of $4,319. The Company recorded a net loss of $12,830, net of impairment of $66,821 as a result of these transactions.

Two of the hotel properties sold in 2000 were leased back to the Company under two long-term operating leases. The leases have an initial term of 15 years and three optional five-year renewal periods exercisable at the Company’s option. Under the terms of the leases, yearly base rent aggregates $4,345 plus a contingent rent paid based on a percentage of revenues over certain thresholds as specified in the leases. The leases require the Company to pay substantially all expenses associated with the operation of the leased hotels, including real estate taxes and insurance.

Effective March 31, 2000, the Company sold its Sierra Suites hotel brand, properties and related assets (the “Sierra transaction”) to Sierra Suites Hotel Company, L.P., an entity affiliated with Mr. Rolf Ruhfus, a director of Wyndham, for approximately $53,000. The transaction included the sale by the Company of one owned hotel and three leaseholds, 17 franchise and management contracts for Sierra Suites and nine management contracts for Summerfield Suites. Pursuant to the purchase agreement, the Company received net cash proceeds of $23,045 and relieved $29,770 of future obligations due under the purchase and sale agreement of the acquisition of SF Hotel Company L.P. in June of 1998 (the “Summerfield transaction”). As a result of the transaction, the Company recorded a net loss of $157.

Interstate

During 2000, Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest (the “Wyndham Interest”) in Interstate Hotels, LLC (“IH LLC”), a principal operating subsidiary of Interstate Hotel Company (“IHC”). IH LLC transferred to Wyndham a management agreement for one hotel owned by Wyndham and amended management agreements with respect to six other hotels owned by Wyndham to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. As additional consideration for the redemption and conversion of the Wyndham Interest, Wyndham caused its representative on IHC’s Board of Directors to resign and relinquished its right to appoint a member to IHC’s Board of Directors in the future. In addition, Wyndham granted IHC an option exercisable within 90 days of October 20, 2000, to acquire all of IHC’s stock owned by Wyndham at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597. On July 12, 2001, IH LLC, pursuant to a redemption agreement, called for the redemption of Wyndham’s preferred interest in IH LLC. In consideration for the redemption, Wyndham received $8,250 in cash and two promissory notes in the amounts of $750 and $3,682, respectively. The notes were repaid in May 2002 and June 2002, respectively, by IHC. The Company recorded a gain of $2,003, net of previously recorded impairment of $16,499. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem the remaining common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC’s EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining interest, or (b) approximately $433.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

4.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of December 31, 2002 and 2001 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consist of the following:

Description	2002	2001	Amortization	Interest Rate	Maturity
Revolving Credit Facility	$156,406	$303,500	None	Libor + 3.75% (1)	June 30, 2004
Term Loans	1,183,177	1,284,150	(2)	Libor + 4.75% (3)	June 30, 2006
Increasing Rate Loans	447,699	482,139	None	Libor + 4.75% (4)	June 30, 2004
Bear, Stearns Funding, Inc.(5)	154,198	307,825	None	Libor + 2.54%	July 1, 2004
Lehman Brothers Holdings Inc.(6)	174,520	202,186	None	Libor + 3.5%	July 1, 2003
Lehman Brothers Holdings Inc.(7)	177,388	179,374	(7)	Libor + 1.8%	August 10, 2003
Lehman Brothers Holdings Inc.(8)	39,873	—	(8)	8.0%	September 10, 2004
Metropolitan Life Insurance (9)	94,937	96,271	(10)	8.08%	October 1, 2007
Other Mortgage Notes Payable (11)	356,882	545,842	Various	(11)	(12)
Unsecured financing	1,509	1,509	None	10.5%	May 15, 2006
Capital lease obligations	39,954	43,199

	$2,826,543	$3,445,995
Less current portion:
Mortgage debt-assets held for sale	(45,835)	(30,441)
Current portion of borrowings	(385,786)	(117,484)

Long term debt	$2,394,922	$3,298,070

(1)	The one-month LIBOR rate at December 31, 2002 was 1.38%. The rate increased from LIBOR plus 3.00% to LIBOR plus 3.75% on January 24, 2002.
(2)	On January 31, 2003, the Company repaid $5,000 under the term loans and $5,000 is to be repaid each six months until the final payment of principal which is due on June 30, 2006.
(3)	The rate increased from LIBOR plus 3.75% to LIBOR plus 4.75% on January 24, 2002.
(4)	Interest rates for the increasing rate term loans are based on LIBOR rates plus 3.50% through September 30, 1999 and increasing 0.50% every three months, with a cap of LIBOR plus 4.75%.
(5)	During 2001, three properties collateralizing the loan were included in an exchange of assets, resulting in a repayment of $33,135. During 2002, four properties were sold, and debt was repaid in the amount of $153,627. The net book value of the remaining 17 properties is $410,641, net of impairment, as of December 31, 2002.
(6)	During 2001, two properties collateralizing the loan were sold and debt was repaid in the amount of $30,347. The net book value of the remaining eight properties is $250,293, net of impairment, as of December 31, 2002. In December 2001, the Company elected to extend the term of the loan for an additional twelve month period ending July 1, 2003. The Company paid an extension fee of $2,021. The loan agreement specifies an interest rate floor of 8%.
(7)	The loan is collateralized by four hotel properties with a net book value of $226,317 as of December 31, 2002. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

(8)	The loan is collateralized by three hotel properties with a net book value of $109,901 as of December 31, 2002. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.
(9)	The loan is collateralized by six Doubletree hotels with a net book value of $171,898 as of December 31, 2002.
(10)	The loan requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.
(11)	The loans are collateralized by nine hotel properties and a parcel of land with a net book value of $544,157 as of December 31, 2002.
(12)	Interest rates range from fixed rates of 6.5% to 9.75% and variable rates of LIBOR plus 1.5% to Prime plus 2.5%. The mortgages have a weighted average interest rate as of December 31, 2002 of 4.98%. Maturity dates range from 2003 through 2023.

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at December 31, 2002 are as follows for each of the next five years:

Year	Amount
2003	$385,786	(1)
2004	895,370	(2)
2005	219,055
2006	1,160,189
2007	92,248
2008 and thereafter	73,895

	$2,826,543

(1)	The Company can elect to extend $177,400 for three additional twelve month periods. The Company is seeking to refinance the remaining mortgages prior to their maturities in 2003; however, there can be no assurance that the Company will be able to do so.
(2)	The Company can elect to extend $39,900 for two additional twelve month periods. The Company is seeking to refinance the remaining debt prior to their maturities in 2004; however, there can be no assurance that the Company will be able to do so.

On January 24, 2002, the Company reached an agreement with its lenders to permanently amend the senior credit facility and increasing rate loans facility. As of December 31, 2002, these facilities included approximately $1,200,000 in term loans maturing in June 2006 and $448,000 in increasing rate loans and a revolver with capacity of $474,000 both maturing in June 2004. Among other things, these amendments provide for mortgage collateral for 59 properties that were previously unencumbered; an increase in interest rates; a restriction on capital and development spending; a prohibition on paying the cash dividends on the series A and B preferred stock; restrictions on the use of asset sale proceeds and excess mortgage debt refinancing proceeds; and an interest coverage ratio of 1.05 to 1.00 until December 31, 2003 at which time it will increase to 1.25 to 1.00. The applicable interest rate margins are as follows: LIBOR plus 3.75% for the revolving term loans and LIBOR plus 4.75% for the term loans and increasing rate loans. The fees paid in connection with the amendment were approximately $12,000 and will be amortized over the lives of these facilities.

On May 3, 2002, the Company entered into a third amendment and restatement of its senior credit facility and increasing rate loans facility. The third amendment and restatement permits the issuance of certain debt securities and, in the event that the Company issues such debt securities, the maturity of the outstanding

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

revolving loans held by the bank lenders who have consented to the third amendment and restatement would be extended from June 30, 2004 to June 30, 2006. This amendment and restatement directs the net cash proceeds received from any such offering of debt securities to be applied as follows:

•	first, to repay all of the amounts outstanding under the increasing rate loans facility and to cancel the increasing rate loans facility; and

•	second, to repay the outstanding revolving loans the maturity of which has been extended to June 30, 2006 and the term loans pro rata, based on their outstanding principal amounts, with the revolving commitment of these repaid revolving loans reduced by the amount of the principal repayment thereof.

The proceeds from any such offering of debt securities would not be used to repay any of the revolving loans whose maturity remains June 30, 2004.

In the event that the Company issues certain debt securities, the third amendment and restatement will also change the application of proceeds from asset dispositions, exchanges and certain incurrences of indebtedness among the various loan facilities. The third amendment and restatement also specifically permits the Company to refinance two or more of its existing mortgages in a single transaction. In such a transaction, the refinancing of the mortgaged properties may be cross collateralized with the properties that secured the mortgage being refinanced and/or certain specified unencumbered properties.

Upon receipt of the proceeds from any offering of debt securities and repayment of the term loans and the revolving loans whose maturity has been extended to June 30, 2006, the outstanding amounts of the revolving loans held by the lenders who consent to the third amendment and restatement would be converted to term loans and would constitute a new class of loans under the senior credit facility having the same interest rate and term as the existing senior credit facility. The new term loans would be amortized semi-annually by 0.5% with the balance paid on the maturity date. The extended revolving loans and the revolving loans which maintain a maturity of June 30, 2004 would have the same interest rate, but would be treated differently for purposes of prepayments due to asset sales and incurrence of debt.

On June 7, 2002, the Company withdrew a proposed offering of debt securities due to unfavorable market conditions.

On March 4, 2003, the Company entered into a fourth amendment and restatement of its credit facilities. The fourth amendment and restatement includes the following:

•	an increase in the letter of credit availability under the revolving facility from $75 million to $90 million;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which the Company must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to the Company’s corporate structure.

In August 2002, the Company completed a $40,000 mortgage financing through Lehman Brothers Holdings Inc. (“Lehman Brothers”), which is secured by three hotel properties. The loan bears a weighted average interest rate of 8.0%. The loan matures September 10, 2004, with an election to extend the term for two additional twelve month periods. The proceeds from the loan were used to refinance a MassMutual mortgage note with a balance of $14,092 as part of the $40,000 mortgage financing.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

On June 26, 2002, the Company amended a mortgage note with a balance of $3,999 with TIB/Bank of the Keys. The amendment extended the maturity from June 26, 2002 to December 26, 2002. The note bears interest at prime plus 2.50%. On December 26, 2002, the mortgage note of $3,999 was amended again extending the maturity from December 26, 2002 to March 31, 2003 with an amended fixed interest rate of 6.75%.

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

5.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At December 31, 2002, the estimated fair value of the interest rate hedges represented a liability of $92,814. The Company has no embedded derivatives under SFAS 133, as amended, at December 31, 2002.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

The following table represents the derivatives in place as of December 31, 2002:

	Notional Amount	Maturity Date	Swap Rate	Cap Rate		Floor Rate		Trigger Level	Fair Market Value
Type of Hedge:
Interest Rate Cap	$177,375	08/10/2003	n/a	7.25%		n/a		n/a	$—
Interest Rate Cap—3 year Knockout	100,000	03/06/2003	n/a	4.75%		n/a		7.50%	—
Interest Rate Cap—3 year Knockout	75,000	03/06/2003	n/a	4.75%		n/a		7.50%	—
Interest Rate Cap—3 year Knockout	75,000	03/06/2003	n/a	4.75%		n/a		7.50%	—
Interest Rate Cap	18,990	07/03/2004	n/a	6.50%		n/a		n/a	3
Interest Rate Cap	27,680	07/03/2004	n/a	7.10%		n/a		n/a	3
Interest Rate Cap	42,760	07/03/2004	n/a	8.10%		n/a		n/a	2
Interest Rate Cap	42,760	07/03/2004	n/a	9.70%		n/a		n/a	1
Interest Rate Cap	26,325	08/02/2004	n/a	8.50%		n/a		n/a	2
Structured Collar	180,000	11/04/2004	n/a	6.60	%(1)	5.65	%(2)	n/a	(13,928)
Interest Rate Cap	4,551	07/01/2005	n/a	9.75%		n/a		n/a	—
Interest Rate Cap	106,000	07/01/2005	n/a	9.75%		n/a		n/a	39

	$876,441								$(13,878)

Interest Rate Swap	$24,066	09/30/2005	4.62%	n/a		n/a		n/a	—
Interest Rate Swap	23,665	12/31/2005	7.00%	n/a		n/a		5.61%	$(140)
Interest Rate Swap	14,466	04/01/2005	3.92%-4.73%	6.50%		n/a		5.50%	(873)
Interest Rate Swap	44,250	08/01/2005	4.36%-5.25%	7.85%		n/a		5.75%	(3,418)
Interest Rate Swap—5 year Knockout	150,000	03/06/2005	6.10%-6.75%	n/a		n/a		7.00%-8.50%	(15,162)
Interest Rate Swap—5 year Knockout	550,000	03/07/2005	6.10%-6.75%	n/a		n/a		7.00%-8.50%	(59,343)

	$806,447								$(78,936)

(1)	If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, cap shall be of no force. If on a reset date LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%.
(2)	If on a reset date LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%.

For the year ended December 31, 2002, the Company recorded a loss of $27,181 for the change in the fair market value of the interest rate hedge contracts through earnings, and a reduction of $4,797 (net of taxes of $3,197) to other comprehensive income. Also, during 2002, the Company recorded amortization of $9,601 (net of taxes of $6,400) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $41,662 in settlement payments for the ineffective hedges during the year ended December 31, 2002.

For the year ended December 31, 2001, the Company recorded a loss of $16,125 for the change in the fair market value of the interest rate hedge contracts through earnings, and an increase of $6,646 (net of taxes of $4,430) to other comprehensive income. Also, during 2001, the Company recorded amortization of $9,661 (net of taxes of $6,441) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $15,373 in settlement payments for the ineffective hedges during the year ended December 31, 2001.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

6.    Computation of Earnings Per Share:

Basic and diluted earnings per share have been computed as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Basic	Diluted (1)(2)	Basic	Diluted (1)(2)	Basic	Diluted (1)(2)
	(in thousands, except per share amounts)
Loss from continued operations	$(166,084)	$(166,084)	$(148,090)	$(148,090)	$(346,327)	$(346,327)
(Loss) income from discontinued operations	(32,240)	(32,240)	21,353	21,353	21,656	21,656
Preferred stock dividends	(144,217)	(144,217)	(122,621)	(122,621)	(103,522)	(103,522)

Loss attributable to common shareholders before cumulative effect of accounting change and extraordinary item	(342,541)	(342,541)	(249,358)	(249,358)	(428,193)	(428,193)
Cumulative effect of accounting change	(324,102)	(324,102)	(10,365)	(10,365)	—	—
Extraordinary loss	—	—	(1,838)	(1,838)	—	—

Net loss attributable to common shareholders	$(666,643)	$(666,643)	$(261,561)	$(261,561)	$(428,193)	$(428,193)

Weighted average number of shares outstanding	167,943	167,943	167,698	167,698	167,308	167,308

Loss per common share:
Loss from continued operations	$(1.85)	$(1.85)	$(1.61)	$(1.61)	$(2.69)	$(2.69)
(Loss) income from discontinued operations	(0.19)	(0.19)	0.12	0.12	0.13	0.13
Accounting change	(1.93)	(1.93)	(0.06)	(0.06)	—	—
Extraordinary loss	—	—	(0.01)	(0.01)	—	—

Net loss	$(3.97)	$(3.97)	$(1.56)	$(1.56)	$(2.56)	$(2.56)

(1)	For 2002, the dilutive effect of unvested stock grants of 13,708, the option to purchase 98 shares of common stock and 153,325 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2002 because they are anti-dilutive. For 2001, the dilutive effect of unvested stock grants of 4,613, the option to purchase 52 shares of common stock and 138,592 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2001 because they are anti-dilutive. For 2000, the dilutive effect of unvested stock grants of 645, the option to purchase 104 shares of common stock and 129,073 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2000 because they are anti-dilutive. See Note 10 for a discussion of the impact of SFAS No.123 (“Accounting for Stock-Based Compensation”) on earnings per share.
(2)	For 2002, options to purchase 13,136 shares of common stock at prices ranging from $0.85 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For 2001, options to purchase 14,041 shares of common stock at prices ranging from $1.75 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For 2000, options to purchase 12,157 shares of common stock at prices ranging from $2.0625 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

7.    Commitments and Contingencies:

Office Lease

The Company has entered into agreements to lease office space for its corporate headquarters and other regional offices. In general, the agreements provide for monthly payments of rent plus reimbursement for certain other costs as specified per each agreement and are accounted for as operating leases for financial reporting purposes. The leases have terms from 5 to 10 years. Annual rental payments of $4,414, $4,109, and $3,451 for 2002, 2001 and 2000, respectively, are reflected in general and administrative expense in the accompanying financial statements. Future five-year minimum lease payments under these lease agreements are as follows:

Year	Rent Amount
2003	$2,158
2004	2,122
2005	1,900
2006	1,900
2007	1,412
2008 and thereafter	77

$9,569

Hotel and Ground Leases

The Company leases both land and hotels under agreements with terms ranging from one to 100 years. The Company has incurred rent expense totaling $73,774, $77,506 and $78,433 for 2002, 2001 and 2000, respectively. Future five year minimum lease payments under these lease agreements are as follows:

Year	Rent Amount
2003	$60,643
2004	60,110
2005	59,902
2006	59,902
2007	59,886
2008 and thereafter	462,700

$763,143

Employment Agreements

The Company has entered into employment agreements with each of its executive officers. Generally, the agreements provide for annual base compensation with any increases during the terms of the agreements to be approved by the Compensation Committee of the Board of Directors, as applicable.

On October 16, 2000, the Company announced the resignation of James D. Carreker from his position as chairman of the Board of Directors. As a result, Wyndham will pay Mr. Carreker a severance payment in accordance with current severance policies, but at a minimum, Mr. Carreker would be entitled to a severance payment (the “Severance Amount”) equal to the greater of (a) $3,000 or (b) three times the sum of his “applicable base salary” (determined in accordance with the employment agreement) and average incentive

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

compensation (determined in accordance with the employment agreement). Additionally, for a period of three years, Wyndham will provide Mr. Carreker with an office and related facilities and an assistant at a location of his respective choosing. For a period of one year, Wyndham would pay for Mr. Carreker the cost of executive placement services. All unvested stock options and stock-based grants held by Mr. Carreker will immediately vest and become exercisable for one year or the remaining option term (not to exceed four years). Additionally, for three years Wyndham will pay health insurance premiums for Mr. Carreker, his spouse and other dependents and provide certain benefits to Mr. Carreker, including payment of disability and life insurance premiums. At December 31, 2002, the Company had accruals remaining of $1,497 for amounts due under the employment contract.

During 2000, the Company accepted the resignations of three senior executive officers. As a result, Wyndham will pay severance subject to conditions set forth in their respective employment agreements. Options awarded will continue to vest for a period of two years following the date of resignation and will remain exercisable under the terms of the stock option agreement. As of December 31, 2002, the Company had accruals remaining of $321 for amounts due under their employment contracts.

Additionally, Patriot had assumed notes receivables from four former senior executive officers. As a part of these senior executive officers’ amended employment contracts and separation agreements, the maturity dates of these notes were extended to dates ranging from July 2004 through April 2006. As of December 31, 2002, these promissory notes had an outstanding balance of $18,121, including accrued interest. The notes bear interest at 6% per annum and are secured by the pledge of shares of the Company held by the note obligators. These notes and related accrued interest are receivables from shareholders included in the statement of shareholders’ equity.

Earnout Obligations

In connection with the merger with the hospitality business of CHCI International Inc. (“CHCI”) and the acquisition of Gencom American Hospitality (“GAH”), the Company may be obligated to pay CHCI shareholders and a Gencom related entity additional purchase consideration in 2004, in each case based on the performance of certain specified assets.

As part of the merger with Wyndham Hotel Corporation, Patriot entered into an Omnibus Purchase and Sale Agreement with various descendants of Mr. and Mrs. Trammell Crow, and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such persons (collectively, the “Crow Family members”). As part of the agreement, Crow Family members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden La Guardia as set forth in the Omnibus Purchase and Sale Agreement. In April 2000, the Company paid $9,556 and $7,156 respectively, as additional consideration.

In connection with the Summerfield transaction, the purchase price was subject to future purchase price adjustments. The Company was obligated to pay in cash or OP units additional purchase consideration if certain performance criteria were met based on (i) the market price of the paired shares through the end of 1998, (ii) achievement of certain performance criteria through 2000 for managed hotels which were not open for business (or had recently opened) as of the date of acquisition, and (iii) fulfillment of the Company’s obligation to develop seven hotels. A final payment of $32,825 under these obligations was made in 2000.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Contingencies

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed. The Company intends to defend the suits vigorously.

On or about June 22, 1999 a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. The Company intends to defend the suits vigorously.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham’s business. Claimants do not specify the amount of damages sought. The matter is currently is pending before an arbitrator. The Company intends to defend the claims vigorously.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act and False Claims Act. The Company filed a motion to dismiss this suit which was granted in part. The Attorney General has filed a notice of appeal, appealing the dismissal of the individual defendants. The Company intends to vigorously defend this lawsuit and appeal.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of ten million dollars. The Company has answered this complaint and anticipates vigorously defending it.

On February 18, 2003, a lawsuit was filed by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that the Company violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege the Company breached a fiduciary duty to them and the other class members by seeking to take advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. The Company intends to vigorously defend the lawsuit.

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

8.    Related Party Transactions:

Crow Family Members

During 2002, 2001 and 2000, the Company recognized hotel management and service fees in the aggregate amount of approximately $7,492, $6,681 and $8,900, respectively, from the partnerships owning the hotels. Various descendants of Mr. and Mrs. Trammell Crow and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such descendants hold an ownership interest in each of these

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

hotels. The Company will refer to these descendants as the “Crow family members”. The Company received these payments as reimbursements for certain administrative, tax, legal, accounting, finance, risk management, sales and marketing services that were provided to these hotels.

During 1996, certain of the former senior executive officers incurred indebtedness to Wyndham Finance Limited Partnership, a partnership owned by the Crow family members. Such promissory notes, which are payable to the Company, accrue interest at 6% per annum and are secured by the pledge of shares of class A common stock held by the note obligor. As part of these former senior executive officers’ amended employment agreements and separation agreements, the maturity dates of these notes were extended to dates ranging from July 31, 2004 through April 19, 2006. As of December 31, 2002, these promissory notes had an aggregate outstanding balance of $18,121 including accrued interest.

As of December 31, 2002, Wynright Insurance, an entity owned by the Crow family members, owed the Company approximately $1,800.

During 2002 and 2001, the Company made payments in the aggregate amount of $143 and $288, respectively, to the Kinetic Group Limited Partnership, an entity 50% owned by Trammell Crow Company and 50% owned by an entity owned by the Crow family members. The Company made the payments pursuant to the terms of an agreement entered into following the purchase of the Kinetic Group Limited Partnership in August 2000.

In August 2000, the Company amended its management agreement for the Wyndham Anatole Hotel, which is owned by a limited partnership owned by the Crow family members. This amendment, among other things, extended the termination date of the management agreement to August 31, 2020. In consideration for this amendment, the Company paid $67,000 to the hotel owner and agreed to make certain other loans, investments and financial accommodations for the benefit of the hotel owner and the hotel. These other loans, investments and financial accommodations include:

•	extending the maturity date of a $10,000 loan that was made to the hotel owner in 1997 from May 9, 2004 to the date that is 180 days after the management agreement expires or is terminated, which loan was made in connection with the renovation of the Trinity Hall exhibit hall located at the hotel;

•	investment of $4,000 in the hotel to convert a portion of the Verandah Club health club located at the hotel to a Golden Door City Spa;

•	investment of an additional $10,000 in the hotel for expansion of a ballroom and upgrades of meeting and exhibit space; and

•	providing a $21,000 letter of credit as partial security for the hotel’s primary mortgage indebtedness and a preferred financial return to the hotel owner.

The $4,000 investment must be repaid from the hotel’s health club and spa income, if any, in excess of specific target performance amounts. Any amounts not paid by August 31, 2020 or the date of any earlier termination of the management agreement will be canceled. Under the terms of the $10,000 investment, the Company will receive a 12% per annum required return, and the investment must be repaid on August 31, 2020 or in connection with any earlier termination of the management agreement.

As part of the purchase and sale agreement of two hotels, Crow Family members and certain Wyndham senior executives retained the right to receive additional consideration on April 30, 2000 based on a formula pertaining to the performance of Wyndham Riverfront New Orleans and Wyndham Garden La Guardia. In April

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

2000, the Company paid $9,556 and $7,156 respectively, as additional consideration. Pursuant to a promissory note, the Company previously loaned $1,920 to WHC-LG Hotel Partners, LP, an entity owned by the Crow family members. The loan bears interest at 9.00% and matures in December 2005. As of December 31, 2002, principal and accrued interest in the amount of $2,598 remained outstanding on the loan.

The Company previously advanced $473 to San Juan Associates, LP SE, an entity owned primarily by the Crow family members. The advance bears interest at 14.50% and is payable as the related hotel’s cash flows permit. As of December 31, 2002, principal and accrued interest in the amount of $837 remained outstanding on the advance. The Company also advanced an additional $2,096 to San Juan Associates, LP SE. The Company is not accruing interest on this advance, which is payable when permanent financing becomes available.

Transactions with Certain Wyndham Directors

During 2002, 2001 and 2000, the Company received hotel management and service fees in the aggregate amount of approximately $4,242, $6,133 and $6,400, respectively, from the owners of hotels in which Karim Alibhai, Rolf Ruhfus, Sherwood Weiser or Milton Fine holds an ownership interest.

In September 2000, the Company entered into a Memorandum of Understanding with an entity affiliated with Mr. Alibhai concerning receivables due to the Company from entities affiliated with Mr. Alibhai. As of December 31, 2002, two hotels in which Mr. Alibhai holds an ownership interest owed approximately $2,199 for management fees, service fees, and reimbursements. As of December 31, 2002, the Company had a reserve of $644 against the receivables.

As of December 31, 2002, two hotels in which Mr. Weiser holds an ownership interest owed approximately $1,477 for management fees. The Company received the $1,477 in January 2003.

Norman Brownstein, one of our directors, serves as chairman of Brownstein Hyatt & Farber P.C., a law firm that has advised the Company on certain matters related to litigation and real property transactions. During 2002, the Company paid Brownstein Hyatt & Farber, P.C. approximately $169 in legal fees.

Messrs. Alibhai and Weiser may each be deemed to have shared beneficial ownership of 48.4% of the outstanding common stock of IHC by virtue of their indirect control of certain partnerships that own preferred stock and notes convertible into 48.4% of the outstanding common stock of IHC. The Company previously held a 55% preferred interest in IHC LLC, a significant subsidiary of IHC. On July 12, 2001, IHC LLC, pursuant to a redemption agreement, called for the redemption of the preferred interest in IHC LLC. In consideration for this redemption, the Company received $8,250 in cash and two promissory notes in the amounts of $750 and $3,700, respectively. The notes were repaid in May 2002 and June 2002, respectively.

In connection with the merger of IHC and Patriot, IHC, Patriot, Mr. Fine and certain other parties entered into a shareholders agreement, dated December 2, 1997. Pursuant to the terms of the shareholders agreement, Patriot must indemnify Mr. Fine for certain tax liabilities until December 2, 2007 or Mr. Fine’s death, whichever occurs first. The amounts to be paid, if any, cannot be estimated at this time.

In connection with the sale on August 16, 1996 of certain property to the Company from an entity affiliated with Mr. Alibhai, the Company granted the entity affiliated with Mr. Alibhai a profit participation interest. If the Company sells, exchanges or enters into a similar transaction with respect to the property and receives the minimum return set forth in the governing agreement, the entity affiliated with Mr. Alibhai will be entitled to receive 25% of the proceeds in excess of the minimum return. The amounts to be paid, if any, cannot be estimated at this time.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

In September 2000, the Company entered into a consulting agreement, which has a term of three years, with Lynn Swann. Pursuant to the terms of the consulting agreement, Mr. Swann agreed to, among other things, make a certain number of personal appearances on the Company’s behalf as well as make himself available for a certain number of advertisements in order to promote the Company. In return for his services, the Company must pay Mr. Swann $200 per year. In addition, on September 1, 2000, the Company granted Mr. Swann an option to purchase 125,000 shares of class A common stock at an exercise price of $2.19 per share. The option vests in three equal installments on the first, second and third anniversaries of the date of grant.

One of the Company’s indirect subsidiaries, GAH-II, L.P., or GAH, owns legal title to a 79% limited partnership interest in Braeswood Hospitality, L.P., or Braeswood, and to 100% of the common stock of Braeswood Operating Corporation, or Braeswood GP, the sole general partner of Braeswood. GAH became a subsidiary pursuant to transactions concluded in 1997 and 1998. In 1994, before the Company’s involvement, Braeswood became the sublessee of a hotel in Houston, Texas, and executed a promissory note. GAH guaranteed the sublease and entered into a management agreement for the hotel with Braeswood. In September 1995, Patriot American Hospitality, L.P., now known as Patriot American Hotel Notes Partnership, L.P., or PAH, sold its 50% interest in GAH to CHC REIT Management Corporation, or CRMC, which at that time was not affiliated with the Company. PAH and the other owner of GAH at the time, Gencom Hospitality, L.P., or Gencom, an affiliate of Mr. Alibhai, gave several indemnities whereby each of PAH and Gencom agreed to restore to GAH 50% of any losses sustained in respect of Braeswood’s obligations. Also as part of that transaction, GAH terminated its management agreement with Braeswood and agreed that it was holding title to its interests in Braeswood and Braeswood GP for the benefit of Gencom and PAH. Gencom also assumed responsibility for the operation and management of Braeswood. In 1998, one of the Company’s subsidiaries acquired the parent of CRMC and thus succeeded to the rights of CRMC in respect of the September 1995 indemnities from PAH and Gencom. Additionally, in October 1997, as part of the acquisition of the interests of Mr. Alibhai and certain of his affiliates in GAH, Mr. Alibhai, as successor to Gencom, reaffirmed his September 1995 indemnity and gave an additional indemnity in respect of losses with respect to Braeswood and Braeswood GP attributable to the interest in GAH then being acquired. In November 2000, the sublessor under the sublease to Braeswood and holder of the note from Braeswood asserted claims of approximately $2,650 with respect to breach of the sublease and nonpayment of the note. In December 2002, the lawsuit was settled by the parties. Certain of the Company’s subsidiaries will continue as necessary, to pursue their rights under the foregoing indemnities.

Effective March 31, 2000, in connection with the Sierra transaction, certain assets were sold to an entity affiliated with Mr. Rolf E. Rufhus, for net cash proceeds of $23,045 and alleviation of a future obligation due under the Summerfield transaction of $29,770.

In 2000, the Company incurred lease expenses in the aggregate amount of $882 for lease obligations to entities owned in whole or in part by Mr. Ruhfus. As a part of the Sierra transaction, these leases were sold to an entity affiliated with Mr. Ruhfus.

Loans to Certain Wyndham Executive Officers

In 1999, in connection with his employment agreement, the Company loaned Mr. Kleisner $500 pursuant to a recourse note for use in purchasing a residence in Dallas, Texas. The note bears no interest. In 1999 and 2001, in connection with his employment agreement, the Company also loaned Mr. Kleisner $850 and $665, respectively, pursuant to nonrecourse notes. The notes bear interest at a rate equal to the rate on the Company’s senior credit facility. Despite the fact that the $850 note is non-recourse and has no personal liability to

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Mr. Kleisner, he repaid the note in full (principal plus accrued interest) on December 31, 2002, solely from his personal funds. As of December 31, 2002, principal and accrued interest in the amount of $1,165 remained outstanding on these loans.

In 2000, in connection with his employment agreement, the Company loaned Mr. Teng $1,000 pursuant to a recourse note. The note bears interest at a rate equal to the rate on the senior credit facility. Pursuant to the terms of his employment agreement, subject to Mr. Teng’s continuing employment, the Company has agreed to forgive the principal amount of the note and all accrued but unpaid interest on such forgiven principal amount in equal monthly installments over a three-year period. As of December 31, 2002, principal and accrued interest in the amount of $111 remained outstanding on the loan.

In 2001, in connection with his employment agreement, the Company loaned Mr. Champ $250 pursuant to a recourse note. The note bears no interest. Pursuant to the terms of his employment agreement, subject to Mr. Champ’s continuing employment, the Company has agreed to forgive the principal amount of the note in equal annual installment over a five-year period. In addition, the Company also loaned Mr. Champ $450 pursuant to a nonrecourse note. The note bears interest at a rate equal to the rate on the senior credit facility. As of December 31, 2002, principal and accrued interest in the amount of $650 remained outstanding on these loans.

Apollo Investors

During 2002, 2001 and 2000, the Company recognized hotel management, service and franchise fees in the aggregate amount of $2,196, $1,358 and $1,771, respectively, from hotels in which certain entities affiliated with the Apollo Investors hold an ownership interest.

In 2000, the Company entered into a time share agreement with Tempus Resorts International, Ltd., (“Tempus)” an entity affiliated with the Apollo Investors. The time share operates under the name Wyndham Vacation Club.

In 2000, the Company entered into a contract with Rare Medium, Inc., a company in which certain entities affiliated with the Apollo Investors hold an equity interest. Under this contract, Rare Medium, Inc. would, on a project basis, provide software, services related to e-commerce, and similar technology to the Company. During 2001, the Company paid Rare Medium, Inc. fees totaling $2,600 for software and services provided. The contract was terminated in November 2001.

9.    Minority Interest in the Operating Partnerships:

Pursuant to the Operating Partnerships’ respective limited partnership agreements, the common limited partners of the Operating Partnerships, including certain affiliates of Patriot, received rights (the “Redemption Rights”) that enable them to cause the Operating Partnerships to redeem each pair of OP units (consisting of one OP unit of the Patriot Partnership and the one OP unit of the Wyndham Partnership) in exchange for cash equal to the value of a paired share (or, at the Company’s election, the Company may purchase each pair of OP units offered for redemption for one share of common stock). In the case of the Wyndham Partnership’s Class A preferred OP units and Class C preferred OP units described below, each of these preferred OP units may be redeemed for cash equal to the value of a share (or, at Wyndham’s election, Wyndham may purchase each preferred OP unit offered for redemption for one share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP units. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnerships or the shareholders of the Company.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

During 2002 and 2000, 50,949 and 30,719 OP units, respectively, in the Patriot Partnership and Wyndham Partnership were redeemed for cash of $48 and $64, respectively. As of December 31, 2002, the Patriot Partnership and Wyndham Partnership had 1,088,298 OP units that were held by minority partners, which represent the minority interest in the operating partnerships. OP Units were not redeemed during 2001.

10.    Shareholders’ Equity:

Capital Stock

The Company has the authority to issue 750,000,000 shares of class A common stock, 750,000,000 shares of class B common stock, par value $0.01 per share, and 150,000,000 shares of series A and B preferred stock, par value $0.01.

The series B preferred stock has the following terms, among others:

•	dividends payable quarterly, on a cumulative basis, at a rate of 9.75% per year;

•	for the first six years, the dividends are structured to ensure an aggregate fixed cash dividend payment of $29,250 per year, so long as there is no redemption or conversion of the investors’ series B preferred stock; therefore, for that period, dividends are payable partly in cash and partly in additional shares of series B preferred stock, with the cash component initially equal to 30% for the first dividend and declining over the period to approximately 19.8% for the final dividend in year six;

•	for the next four years, dividends are payable in cash or additional shares of series B preferred stock as determined by the Board of Directors; and, after year 10, dividends are payable solely in cash;

•	if any dividends are paid on the Wyndham class A common stock, additional dividends will be paid in the amount that would have been paid on the shares of Wyndham class A common stock into which the series B preferred stock is then convertible;

•	if a change in control or a liquidation of Wyndham occurs within six years following the investment, any dividends remaining for the six years will be accelerated and paid;

•	not redeemable by Wyndham for six years, except that up to $300 million of the series B preferred stock may be redeemed during the 170 day period following the closing of the investment;

•	voting with the Wyndham common stock on an as-converted basis on matters submitted to the common stockholders and voting as a separate class on specified matters, with special rules applying to the election of directors; and

•	convertible, at the holder’s option, into a number of shares of Wyndham class A common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

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

Shareholders Rights Agreement

Wyndham is party to a Shareholder Rights Agreement dated as of June 29, 1999 (the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors of Wyndham declared (a) for each outstanding share of common stock of Wyndham outstanding on July 9, 1999 (the “Record Date”), a dividend distribution of one preferred stock purchase right (a “Right”), and (b) for each outstanding share of Wyndham series A or series B preferred stock outstanding on the Record Date, a dividend distribution of a number of Rights equal to the number of shares of common stock into which each such share is convertible. In addition, Rights will automatically attach to each share of common stock, series A preferred stock and series B preferred issued between the Record Date and the Distribution Date (as defined in the Rights Agreement). Each Right entitles the registered holder thereof to purchase from Wyndham one one-thousandth of a share of series C participating preferred stock, par value $0.01 per share, at a cash exercise price of $35.00, subject to adjustment. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of beneficial ownership of 15% or more of the class A common stock, subject to certain exceptions. The Rights will expire in June 2009 unless earlier exercised or redeemed.

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

During the year ended December 31, 2002, the Company issued stock dividends of approximately 900,529 shares of series A and series B preferred stock with a value of $90,053. The Company deferred payment of the cash portion of the dividends of approximately $29,248. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 365,059 shares of series A and series B preferred stock with a value of $36,506 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2002.

During the year ended December 31, 2001, the Company issued stock dividends of approximately 817,828 shares of series A and series B preferred stock with a value of $81,782 . The Company paid a total of $14,624 in cash dividends and deferred payment of the 3rd and 4th quarter cash portion of the dividend of approximately

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

$14,624. The deferred amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company accrued $11,590 at a rate of 2.0% per annum as an additional dividend as cash dividends on the preferred stock have been in arrears and unpaid for a period of more than 60 days.

During the year ended December 31, 2000, the Company paid a quarterly dividend, at an annual rate of 9.75%, on its series A and B preferred stock. The dividend was paid partly in cash and partly in additional shares of preferred stock. The Company paid a total of $29,248 in cash and issued approximately 742,746 shares of series A and series B preferred stock.

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

On June 29, 1999, the 1997 Incentive Plans were amended, as a result of Patriot’s merger into Wyndham. As part of the merger, Wyndham assumed Patriot’s obligations under each existing option to purchase shares of Patriot common stock that was outstanding immediately prior to the merger. The assumed options did not terminate in connection with the merger and continue to have, and be subject to, the same terms and conditions set forth in the stock option plans and agreements in effect immediately prior to the merger. All references to Patriot in the assumed options are now deemed to be references to Wyndham and each option is exercisable for one share of Wyndham class A common stock.

On May 26, 2000, the stockholders approved an amendment to the 1997 Incentive Plan, as amended and restated as of June 29, 1999 (the “Plan”). The amendment increased the number of shares available for grant under the Plan to an amount equal to 7.5% of the shares of class A common stock on a fully diluted basis.

On May 24, 2001, the stockholders approved an amendment to the Plan, the Second Amendment and Restatement of Wyndham International, Inc. 1997 Incentive Plan, (the “Amended Plan”). Among other things, the amendment increases the number of shares available for grant under the Amended Plan to an amount equal to

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

10.0% of the outstanding shares of class A common stock on a fully diluted basis. Under the Amended Plan, “fully diluted basis” means the assumed conversion of all outstanding shares of series A and B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in the Patriot Partnership and the Wyndham Partnership that are subject to redemption. The Amended Plan also permits the compensation committee to provide in the agreement governing a restricted unit award that following a change in control in which the shares of class A common stock are changed into or exchanged for a different kind of stock or other securities or cash or other property, the unvested portion of a restricted unit award shall thereafter upon vesting be settled in stock, other securities, cash or other property upon such terms and subject to such conditions as the compensation committee may determine.

The Amended Plan also (i) deleted certain provisions from the Plan that by their terms are no longer applicable to the Company following the restructuring in June 1999, (ii) added a provision requiring that the compensation committee, which administers the Plan, have at least two members, and (iii) made certain other minor provisions to the Plan.

Stock Grant Awards

During 1997, pursuant to the Incentive Plans, the Board of Directors awarded 547,867 paired shares of common stock to certain officers of Patriot and Old Wyndham. In 1999, 121,053 shares were awarded to an officer of the Company. For 2000, amortization of stock compensation related to stock grants of $255 is included in general and administrative expense in the accompanying consolidated financial statements. Amounts had fully amortized in 2000, thus no deferred compensation expense was recognized for these awards in 2002 and 2001.

During 2002, 2001 and 2000 pursuant to the 1997 Incentive Plans, the Board of Directors awarded 3,351,250, 10,837,476 (including those amounts awarded through the tender offer, discussed below) and 200,000 restricted awards, respectively, to certain officers and employees of the Company. The Company has recorded $3,365, $2,104, and $1,158 in 2002, 2001 and 2000, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements.

Tender Offer

In November 2001, the Company offered a voluntary exchange program for certain eligible employees of the Company. Eligible employees holding options granted on or after January 1, 2000 under the Amended Plan were able to exchange those options for restricted unit awards. One restricted unit was granted for each share of class A common stock underlying the eligible options held by eligible employees. All tendered eligible options were cancelled upon the expiration of the offer on December 18, 2001. The restricted units were granted under the Amended Plan and will vest on the third, fourth and fifth anniversaries of the date of grant. Those restricted units awarded will result in additional compensation expense. The expense will be based on the value of the shares of class A common stock on the date of grant. The amount will be expensed as compensation expense ratably over a period of five years commencing on the date of grant. As a result of the offer, all eligible options that are not tendered and accepted will be treated as variable awards. The total number of eligible options to be tendered was 5,598,326, of which 5,324,976 were tendered. The Company has recorded $519 and $21 in 2002 and 2001, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements.

Stock Option Awards

As of December 31, 2002, pursuant to the incentive plans, the Company has authorized the grant of options for up to 14,175,349 shares with exercise prices of $0.61 to $30.40 per share. As of December 31, 2002,

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

11,331,429 options were exercisable; no options were exercised during 2002. As of December 31, 2001, 9,621,086 options were exercisable, a total of 10,500 shares were issued pursuant to exercise of options at an exercise of $2.00, resulting in net proceeds of $21. As of December 31, 2000, 7,260,242 were exercisable; no options were exercised during 2000.

SFAS No. 123 “Accounting for Stock-Based Compensation”

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its compensatory employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.30%, 4.84% and 6.2%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of $1.239, $1.084, and $0.577, and a weighted average expected life of the options of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options that have vesting periods and are non-transferable.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	14,224	$6.07	20,116	$8.23	14,410	$6.57
Granted	1,079	0.35	365	2.01	8,491	1.98
Exercised	—	—	(11)	2.00	—	—
Forfeited	(1,128)	2.13	(6,246)	2.33	(2,785)	4.37

Outstanding, end of year	14,175	$5.94	14,224	$6.07	20,116	$4.92

Exercisable at end of year	11,331	$6.83	9,621	$7.35	7,260	$8.23

Weighted average fair value of options granted during year		$—		$—		$—

Exercise prices for options outstanding as of December 31, 2002, 2001 and 2000 ranged from $0.29 to $30.40. The weighted average remaining contractual life of those options was 3.9, 4.7 and 7.4 years, respectively.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding at 12/31/02	WeightedAverage Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$0.00 – $3.04	3,209,357	6.2	$1.42	1,593,437	$1.96
$3.04 – $6.08	6,783,569	3.5	4.67	5,555,569	4.74
$6.08 – $9.12	1,644,026	3.4	6.58	1,644,026	6.58
$9.12 – $12.16	1,177,270	1.3	10.83	1,177,270	10.83
$12.16 – 15.20	278,492	1.3	12.77	278,492	12.77
$15.20 – $18.24	779,429	2.5	16.93	779,429	16.93
$18.24 – $21.28	40,909	4.4	20.43	40,909	20.43
$21.28 – $24.32	154,968	4.4	22.69	154,968	22.69
$24.32 – $27.36	—	—	—	—	—
$27.36 – $30.40	107,329	4.8	30.40	107,329	30.40

	14,175,349	3.9	$5.94	11,331,429	$6.83

Weighted average fair values were calculated based on a theoretical pricing model. As our options are not traded on any exchange, employees receive no value from holding them without an increase in the stock price of the attached shares.

11.    Income Taxes:

The income tax provision for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows:

	2002	2001	2000
Current:
Federal	$2,910	$2,916	$3,405
State	10,049	10,691	13,383

Total current	12,959	13,607	16,788

Deferred:
Federal	(122,483)	(90,645)	(197,579)
State	(19,623)	(19,400)	(25,121)

Total deferred	(142,106)	(110,045)	(222,700)

Total income tax benefit	$(129,147)	$(96,438)	$(205,912)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

	2002	2001	2000
Tax at statutory rate	$(114,281)	$(74,590)	$(183,054)
State income taxes	(9,574)	(8,709)	(11,738)
Valuation allowance	6,935	—	(8,109)
Goodwill	—	3,724	3,700
Minority interest and other	(12,227)	(16,863)	(6,711)

Total income tax benefit	$(129,147)	$(96,438)	$(205,912)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2002 and 2001, respectively, are as follows:

	2002	2001
Deferred tax assets:
Net operating losses	$210,007	$151,245
Hedging instruments	38,254	38,692
Other non-current assets	31,621	17,002

Total deferred tax assets	279,882	206,939
Valuation allowance	(24,317)	(17,382)

Net deferred asset	$255,565	$189,557

Deferred tax liabilities:
Depreciation	(375,722)	(441,351)
Management contracts and tradenames	(34,931)	(36,454)
Other non-current liabilities	(982)	(2,011)

Total deferred tax liabilities	(411,635)	(479,816)

Net deferred income tax liability	$(156,070)	$(290,259)

As of December 31, 2002, the Company and certain affiliated subsidiaries have net operating loss carryforwards for federal income tax purposes of approximately $506,000 which are available to offset future taxable income, if any, through 2022.

12.    Employee Benefit Plans:

The Company sponsors 401(k) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The aggregate expense under the plans totaled $216, $978 and $733 for 2002, 2001 and 2000, respectively.

The Company maintains a self-insured group health plan through a Voluntary Employee Benefit Association referred to hereinafter as VEBA. The plan is funded to the limits provided by the Internal Revenue

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Service, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts that limit exposure to the Company. The Company has recognized expense related to the plan of $6,226, $6,133 and $3,206 for 2002, 2001 and 2000, respectively.

13.    Segment Reporting:

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

Description of reportable segments

In 2002, the Company revised its segments. The revision was designed to promote better alignment of strategies and objectives, allocate resources more efficiently and provide a framework to determine management responsibility. The Company’s three reportable segments are: Wyndham branded properties, non-proprietary branded hotel properties and other. Prior years’ reportable segments have been restated to conform to current year presentation.

•	The Wyndham branded properties are: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites by Wyndham™. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries and laundry and room service. Summerfield Suites by Wyndham™ offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

•	Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Ramada®, Crowne Plaza®, Marriott®, Sheraton® and independents.

•	Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Year ended December 31, 2002	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$1,206,329	$453,213	$24,520	$1,684,062
Operating income (loss)	197,879	96,788	(571,495)	(276,828)
Segment assets	2,615,480	1,054,631	803,347	4,473,458
Capital additions	46,762	28,633	4,521	79,916

(1)	Operating income (loss) for 2002 includes $68,843 of charges related to losses on derivative instruments.

Year ended December 31, 2001	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$1,333,501	$480,237	$29,989	$1,843,727
Operating income (loss)	294,249	110,159	(656,571)	(252,163)
Segment assets	3,313,724	1,544,836	911,393	5,769,953
Capital additions	148,599	45,459	19,552	213,610

(1)	Operating income (loss) for 2001 includes $24,159 of impairment charges related to certain assets and $32,227 of charges related to losses on derivative instruments.

Year ended December 31, 2000	Wyndham branded	Non proprietary branded	Other(2)	Total
Total revenue	$1,415,861	$716,394	$76,872	$2,209,127
Operating income (loss)	364,767	171,792	(1,096,216)	(559,657)
Segment assets	3,297,922	1,855,913	913,064	6,066,899
Capital additions	138,419	36,203	27,670	202,292

(2)	Operating income (loss) for 2000 includes $441,484 of impairment charges related to certain assets.

The following table represents revenue and long-lived asset information by geographic area for the years ended December 31, 2002, 2001 and 2000. Revenues are attributed to the United States and its territories and International based on the location of hotel properties.

2002	United States	International	Total
Revenues	$1,658,766	$25,296	$1,684,062
Segment assets	4,357,442	116,016	4,473,458

2001	United States	International	Total
Revenues	$1,817,953	$25,774	$1,843,727
Segment assets	5,638,619	131,334	5,769,953

2000	United States	International	Total
Revenues	$2,183,388	$25,739	$2,209,127
Segment assets	5,926,913	139,986	6,066,899

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

14.    Supplemental Cash Flow Disclosure:

The Company adopted the provisions of SFAS 142 in the first quarter of 2002 and recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle.

During 2002 and 2001, in connection with the termination of several contracts, the Company wrote-off the unamortized balance of management contract costs of $6,445 and $7,408, respectively, and in 2001 wrote-off leasehold costs of $4,057.

During 2002, 2001 and 2000, the Company issued a stock dividends of 900,529, 817,828 and 742,746 shares of series A and series B preferred stock with a value of $90,053, $81,782 and $74,275, respectively. The Company deferred payment of the cash portion of the 2002 dividend and the 2001 third and fourth quarter dividend totaling $43,872. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 365,059 shares of series A and series B preferred stock with a value of $36,503 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2002.

For years ended December 31, 2002 and 2001, the Company recorded an accrual of $19,324 and $43,303, respectively, as a result of the change in the fair market value of the derivatives with the offset recognized as a loss of $27,181 and $16,125, respectively, and a charge to other comprehensive income of $4,797 (net of taxes of $3,197) and $6,646 (net of taxes of $4,430), respectively. Also, in 2002 and 2001, the Company recorded amortization of $9,601 (net of taxes of $6,400) and $9,661 (net of taxes of $6,441), respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $41,662 and $15,373, in settlement payments for the ineffective hedges during 2002 and 2001, respectively.

During 2001, in connection with the redemption of the preferred stock in IH LLC, the Company received two promissory notes in the aggregate amount of $4,432 as partial consideration for the redemption. The promissory notes were paid in May and June of 2002.

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

WNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

15.    Quarterly Financial Information (unaudited):

	Three Months Ended
	March 31	June 30	September 30	December 31
2002
Total revenue	$499,558	$508,703	$388,471	$287,330
Loss before extraordinary item and accounting change	$(19,075)	$(41,365)	$(78,194)	$(59,690)
Net loss	$(343,177)	$(41,365)	$(78,194)	$(59,690)
Net loss per common share:
Basic	$(2.25)	$(0.46)	$(0.68)	$(0.58)
Diluted	$(2.25)	$(0.46)	$(0.68)	$(0.58)
2001
Total revenue	$614,155	$587,525	$400,313	$241,734
Income (loss) before extraordinary item and accounting change	$22,880	$(11,584)	$(80,950)	$(57,083)
Net income (loss)	$12,516	$(12,304)	$(82,069)	$(57,083)
Net loss per common share:
Basic	$(0.09)	$(0.24)	$(0.66)	$(0.57)
Diluted	$(0.09)	$(0.24)	$(0.66)	$(0.57)

16.    Subsequent Event:

During January 2003, the Company sold its investments in a hotel entity, certain undeveloped land and a golf venture for net proceeds of $19.7 million after payment of debt of $7,400. The Company used $7,700 of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loan facility, and retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

On February 18, 2003, the Company entered into a contract to sell eight Wyndham Garden hotels for $46,100. The eight hotels had a combined mortgage debt of $39,000 as of January 31, 2003. As part of the sale agreement, the eight Garden hotels will retain the Wyndham flag for a term of up to five years under a franchise agreement, which term may be terminated by the Company on 90 days prior written notice or by the franchisee on 30 days prior written notice. These properties have been classified as assets held for sale in the balance sheet as of December 31, 2002 and the results of operations have been reported separately as discontinued operations. Included in the discontinued operations, is an impairment charge of $31,000 taken against the net book value of the eight Garden hotels.

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2002

	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Description		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham Branded Hotels:
Wyndham Atlanta
Atlanta, Georgia	$25,045	$3,303	$12,712	$—	$25,349	$3,303	$38,061	$41,364	$(3,646)	1999	1998
Wyndham Arlington
Arlington, Texas	—	—	63,045	—	929	—	63,974	63,974	(8,195)	1985	1998
Wyndham Baltimore
Baltimore, Maryland	34,757	1,129	49,491	—	(13,040)	1,129	36,451	37,580	(6,421)	1968	1997
Wyndham Bel Age
Hollywood, California	10,072	5,653	32,212	—	3,528	5,653	35,740	41,393	(4,823)	1984	1997
Wyndham Bristol Place Hotel
Toronto, Canada	—	3,048	15,503	—	316	3,048	15,819	18,867	(2,198)	1974	1998
Wyndham Boston
Boston, Massachusetts	44,887	—	33,900	7,458	40,564	7,458	74,464	81,922	(7,247)	1999	1998
Wyndham Andover
Andover, Massachusetts	—	2,318	33,245	—	12,104	2,318	45,349	47,667	(5,052)	1985	1998
Wyndham Westborough
Westborough, Massachusetts	—	1,500	41,968	—	366	1,500	42,334	43,834	(5,344)	1985	1998
Wyndham Palace Resort & Spa
Orlando, Florida	44,069	—	144,264	—	7,377	—	151,641	151,641	(20,554)	1977	1998
Wyndham Buttes Resort
Tempe, Arizona	23,012	—	55,297	—	1,219	—	56,516	56,516	(8,305)	1986	1997
Wyndham New Orleans
New Orleans, Louisiana	—	12,750	86,141	—	2,700	12,750	88,841	101,591	(7,555)	1984	1999
Wyndham Chicago
Chicago, Illinois	—	4,963	33,752	—	31,176	4,963	64,928	69,891	(5,700)	1999	2000
Wyndham City Center
Washington, District of Columbia	—	3,657	30,569	—	2,715	3,657	33,284	36,941	(4,742)	1969	1997
Wyndham Colorado Springs
Colorado Springs, Colorado	—	1,783	53,252	—	247	1,783	53,499	55,282	(6,776)	1989	1998
Wyndham Emerald Plaza
San Diego, California	16,912	5,551	60,462	17	1,316	5,568	61,778	67,346	(8,685)	1991	1997
Wyndham Philadelphia at Franklin Plaza
Philadelphia, Pennsylvania	30,730	4,878	62,793	—	5,263	4,878	68,056	72,934	(9,386)	1979	1997

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Wyndham Harbour Island
Tampa, Florida	—	—	22,836	—	358	—	23,194	23,194	(5,300)	1986	1998
Wyndham Miami Beach Resort
Miami, Florida	—	13,000	54,875	—	705	13,000	55,580	68,580	(7,067)	1962	1998
Wyndham Miami Airport
Miami, Florida	—	2,561	23,009	—	552	2,561	23,561	26,122	(3,475)	1976	1997
Wyndham Newark
Newark, New Jersey	—	10,000	—	—	53,612	10,000	53,612	63,612	(1,544)	2001	2001
Wyndham Northwest Chicago
Itasca, Illinois	42,270	1,212	52,025	—	3,096	1,212	55,121	56,333	(7,615)	1983	1997
Wyndham Resort & Spa
Fort Lauderdale, Florida	—	2,134	16,448	23	9,446	2,157	25,894	28,051	(4,178)	1961	1996
Wyndham Peachtree Conference Center
Peachtree City (Atlanta), Georgia	16,952	3,059	21,915	33	5,009	3,092	26,924	30,016	(5,248)	1984	1995
Wyndham Pittsburgh Airport
Corapolis, Pennsylvania	6,978	3,000	54,780	—	240	3,000	55,020	58,020	(7,115)	1987	1998
Wyndham Richmond Airport
Richmond, Virginia	—	—	4,262	—	3,246	—	7,508	7,508	(1,863)	1997	1998
Wyndham Toledo
Toledo, Ohio	—	—	16,082	—	(8,089)	—	7,993	7,993	(1,616)	1985	1997
Wyndham Riverfront Hotel
New Orleans, Louisiana	—	2,774	28,023	—	10,587	2,774	38,610	41,384	(4,836)	1996	1997

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

	Encumbrances	Initial Cost		Costs Capitalized Subsequentto Acquisition		Gross Amounts at Which Carried at Close of Period (a)			Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Description		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total
Wyndham Roanoke Airport
Roanoke, Virginia	—	1,653	27,693	—	200	1,653	27,893	29,546	(3,529)	1983	1998
Wyndham Syracuse
Syracuse, New York	12,959	1,150	29,236	—	676	1,150	29,912	31,062	(3,829)	1977	1998
Wyndham Valley Forge
Valley Forge, Pennsylvania	—	2,619	41,997	—	14,908	2,619	56,905	59,524	(6,329)	1985	1998
Wyndham Washington D.C.
Washington, District of Columbia	—	4,750	40,439	—	400	4,750	40,839	45,589	(5,191)	1983	1998
Wyndham Lisle
Lisle, Illinois	18,968	1,995	24,726	—	1,247	1,995	25,973	27,968	(3,266)	1987	1998
Wyndham Westshore Hotel
Tampa, Florida	—	1,448	31,565	—	638	1,448	32,203	33,651	(4,894)	1984	1997
Wyndham Windwatch
Haupauge, New York	—	6,471	21,831	270	110	6,741	21,941	28,682	(3,848)	1989	1996
Wyndham Rose Hall
Montego Bay, Jamaica	—	5,610	55,467	—	1,200	5,610	56,667	62,277	(7,903)	1972	1998
Wyndham El San Juan
San Juan, Puerto Rico	80,792	22,337	34,244	—	23,710	22,337	57,954	80,291	(9,095)	1983	1998
Wyndham El Conquistador
Fajardo, Puerto Rico	122,349	20,254	190,607	—	13,093	20,254	203,700	223,954	(28,031)	1993	1998
Wyndham Casa Marina Resort
Key West, Florida	44,250	15,158	85,078	—	2,427	15,158	87,505	102,663	(11,200)	1980	1998
Wyndham Reach Resort
Key West, Florida	14,302	10,029	24,947	—	1,953	10,029	26,900	36,929	(3,384)	1978	1998
Wyndham Commerce
Commerce, California	—	2,116	26,497	—	599	2,116	27,096	29,212	(3,785)	1991	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Description		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham—Indianapolis
Indianapolis, Indiana	4,602	513	15,497	—	2,750	513	18,247	18,760	(2,248)	1990	1998
Wyndham Garden—LaGuardia
East Elmhurst, New York	—	1,800	16,443	—	7,835	1,800	24,278	26,078	(2,247)	1988	1997
Wyndham—Market Center
Dallas, Texas	—	967	12,796	—	656	967	13,452	14,419	(1,843)	1968	1998
Wyndham Midtown
Atlanta, Georgia	12,430	2,322	13,785	26	1,469	2,348	15,254	17,602	(2,706)	1987	1996
Wyndham Vinings
Atlanta, Georgia	9,675	1,700	22,853	14	894	1,714	23,747	25,461	(3,283)	1985	1998
Wyndham Bourbon Orleans
New Orleans, Louisiana	11,209	1,942	14,209	172	2,589	2,114	16,798	18,912	(3,203)	1800s	1995
Wyndham Fairmount
San Antonio, Texas	—	—	2,957	—	213	—	3,170	3,170	(608)	1906	1995

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Description		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham Mayfair
St. Louis, Missouri	—	250	7,559	3	1,390	253	8,949	9,202	(1,519)	1925	1996
Wyndham Tutwiler
Birmingham, Alabama	—	1,417	8,124	—	(566)	1,417	7,558	8,975	(1,384)	1913	1996
Wyndham Tremont
Boston, Massachusetts	—	1,776	14,066	19	10,587	1,795	24,653	26,448	(4,126)	1925	1996
Wyndham Union Station
Nashville, Tennessee	—	—	7,512	—	744	—	8,256	8,256	(1,268)	1986	1997
Wyndham US Grant
San Diego, California	—	4,092	54,515	—	299	4,092	54,814	58,906	(2,408)	1880s	2001
Wyndham Coconut Grove
Miami, Florida	—	3,066	28,442	1,235	(4,162)	4,301	24,280	28,581	(3,803)	1983	1997
Wyndham Peaks Resort & Spa
Telluride, Colorado	—	2,452	13,997	—	885	2,452	14,882	17,334	(2,552)	1992	1997
Wyndham Luxury Resorts:
Carmel Valley Ranch
Carmel, California	—	4,430	14,704	334	10,940	4,764	25,644	30,408	(3,913)	1987	1997
The Boulders
Carefree, Arizona	—	12,563	121,700	—	12,427	12,563	134,127	146,690	(21,160)	1985	1997
The Lodge at Ventana Canyon
Tucson, Arizona	28,403	13,287	23,332	—	864	13,287	24,196	37,483	(4,029)	1985	1997
Summerfield Suites:
Summerfield Denver South
Englewood, Colorado	—	1,072	8,183	18	56	1,090	8,239	9,329	(1,141)	1997	1998
Summerfield Hanover
Whippany, New Jersey	—	2,223	18,585	—	179	2,223	18,764	20,987	(2,400)	1997	1998
Summerfield Morristown
Morristown, New Jersey	—	3,050	20,920	—	78	3,050	20,998	24,048	(2,667)	1997	1998
Summerfield Seattle
Seattle, Washington	19,936	1,515	24,276	16	2,706	1,531	26,982	28,513	(4,868)	1985	1996
Summerfield Waltham
Waltham, Massachusetts	—	2,639	16,351	—	127	2,639	16,478	19,117	(2,159)	1997	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Summerfield Miami
Miami, Florida	—	3,327	10,913	—	(67)	3,327	10,846	14,173	(1,000)	1999	1999
Non-Proprietary Brand Properties:
Crowne Plaza Ravinia
Atlanta, Georgia	15,302	2,996	34,798	—	3,635	2,996	38,433	41,429	(7,515)	1986	1995
Doubletree Anaheim
Orange, California	12,929	2,464	23,297	—	659	2,464	23,956	26,420	(3,615)	1984	1997
Doubletree Overland Park
Overland Park, Kansas	21,033	3,317	38,088	—	(1,289)	3,317	36,799	40,116	(4,707)	1982	1997
Doubletree Post Oak
Houston, Texas	28,559	4,441	43,672	—	1,668	4,441	45,340	49,781	(6,813)	1982	1997
Doubletree St. Louis
Chesterfield, Missouri	12,832	2,160	18,300	—	1,012	2,160	19,312	21,472	(2,876)	1984	1997
Doubletree Allen Center
Houston, Texas	10,710	2,280	24,707	—	2,569	2,280	27,276	29,556	(4,602)	1978	1996
Doubletree Guest Suites
Glenview, Illinois	19,237	3,237	19,709	—	(1,354)	3,237	18,355	21,592	(2,833)	1988	1997
Doubletree Tallahassee
Tallahassee, Florida	3,568	2,127	7,779	—	3,100	2,127	10,879	13,006	(1,836)	1977	1996
Doubletree Des Plaines
Des Plaines, Illinois	3,989	1,903	5,555	—	3,543	1,903	9,098	11,001	(1,522)	1969	1996
Doubletree Tulsa
Tulsa, Oklahoma	8,875	1,428	18,596	—	167	1,428	18,763	20,191	(3,205)	1982	1996
Doubletree Park Place
Minneapolis, Minnesota	—	2,188	13,531	—	3,961	2,188	17,492	19,680	(2,708)	1981	1997
Doubletree Miami
Miami, Florida	3,176	3,808	7,052	—	254	3,808	7,306	11,114	(1,322)	1975	1996

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Hyatt Regency
Lexington, Kentucky	—	—	11,958	—	1,358	—	13,316	13,316	(2,411)	1977	1996
Hilton Cleveland
Independence, Ohio	4,098	2,760	12,264	29	1,030	2,789	13,294	16,083	(2,727)	1980	1995
Hilton Newark
Newark, New Jersey	8,347	1,740	31,262	—	(8,200)	1,740	23,062	24,802	(3,637)	1971	1998
Hilton Denver
Greenwood Village, Colorado	—	1,800	42,003	—	(21,173)	1,800	20,830	22,630	(4,083)	1982	1998
Hilton Ft. Lauderdale
Dania, Florida	—	2,651	24,748	—	10,981	2,651	35,729	38,380	(3,819)	1988	1998
Hilton Parsipanny
Parsipanny, New Jersey	46,355	5,350	87,775	—	2,102	5,350	89,877	95,227	(11,492)	1981	1998
Holiday Inn Aristocrat
Dallas, Texas	—	144	7,806	2	252	146	8,058	8,204	(1,616)	1925	1995
Holiday Inn San Angelo
San Angelo, Texas	—	428	3,982	11	248	439	4,230	4,669	(841)	1984	1995
Holiday Inn Houston
Houston, Texas	—	333	2,324	4	470	337	2,794	3,131	(533)	1982	1995
Holiday Inn Dallas
Dallas, Texas	—	3,045	15,786	33	(3,581)	3,078	12,205	15,283	(3197)	1979	1995
Holiday Inn Westlake
Westlake, Ohio	—	2,843	14,218	—	(9,347)	2,843	4,871	7,714	(1,673)	1980	1997
Holiday Inn San Francisco
San Francisco, California	—	—	18,807	—	145	—	18,952	18,952	(2,923)	1964	1997
Marriott Atlanta North Central
Atlanta, Georgia	—	—	36,462	—	(24,096)	—	12,366	12,366	(3,072)	1975	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequentto Acquisition		Gross Amounts at Which Carried at Close of Period (a)			Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total
Marriott Harrisburg
Harrisburg, Pennsylvania	14,284	3,400	38,304	—	(19,988)	3,400	18,316	21,716	(3,278)	1980	1998
Radisson Burlington
Burlington, Vermont	16,517	935	28,453	—	(6,591)	935	21,862	22,797	(2,570)	1975	1998
Radisson Dallas
Dallas, Texas	—	1,011	8,276	10	(1,402)	1,021	6,874	7,895	(1,633)	1986	1995
Radisson New Orleans
New Orleans, Louisiana	—	2,463	23,630	43	1,654	2,506	25,284	27,790	(4,893)	1924	1995
Radisson Town & Country
Houston, Texas	3,299	655	9,725	7	932	662	10,657	11,319	(2,076)	1986	1995
Radisson Akron
Akron, Ohio	—	1,136	5,678	—	(3,848)	1,136	1,830	2,966	(651)	1989	1997
Ramada San Francisco
San Francisco, California	—	—	15,853	—	260	—	16,113	16,113	(2,478)	1962	1997
Sheraton Saginaw
Saginaw, Michigan	—	773	6,451	8	(1,521)	781	4,930	5,711	(1,257)	1984	1995

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2002

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Park Shore
Honolulu, Hawaii	—	—	24,339	—	5,078	—	29,417	29,417	(3,919)	1968	1997
Regency
San Juan, Puerto Rico	—	4,910	4,208	—	994	4,910	5,202	10,112	(1,086)	1963	1998
Condado Plaza
San Juan, Puerto Rico	39,295	5,700	72,982	—	10,271	5,700	83,253	88,953	(11,157)	1959	1998
Santa Maria
Key West, Florida	4,000	1,870	—	—	3,605	1,870	3,605	5,475	(205)	1951	1998
Pickwick
San Francisco, California	—	2,000	11,922	21	5,515	2,021	17,437	19,458	(2,790)	1928	1996
Other:
Golden Door Spa
Escondido, California	—	5,800	3,000	—	343	5,800	3,343	9,143	(404)	1954	1998

Assets Held for Use	951,964	334,362	3,046,207	9,806	278,361	344,168	3,324,568	3,668,736	(459,280)

Marriott Indian River Plantation
Stuart, Florida	—	6,800	48,606	1,501	(38,200)	8,301	10,406	18,707	(3,535)	1987	1998
Wyndham Garden Charlotte
Charlotte, North Carolina	8,693	792	17,535	—	(13,593)	792	3,942	4,734	(1,663)	1989	1998
Wyndham Garden Brookfield
Brookfield, lIIinois	10,050	1,787	17,564	—	(11,551)	1,787	6,013	7,800	(1,792)	1990	1998
Wyndham Garden Schaumburg
Schaumburg, lIIinois	4,895	1,613	14,464	—	(12,838)	1,613	1,626	3,239	(1,468)	1985	1998
Wyndham Garden Overland Park
Overland Park, Kansas	—	769	3,532	—	(656)	769	2,876	3,645	(382)	1971	1998
Wyndham Garden Park Central
Dallas, Texas	—	4,523	—	1	(268)	4,524	(268)	4,256	(610)	1998	1998
Wyndham Garden Las Colinas
Irving, Texas	6,736	1,884	16,963	—	(9,239)	1,884	7,724	9,608	(1,896)	1986	1997
Wyndham Garden Wood Dale
Chicago, lIIinois	5,438	2,266	12,939	—	(8,776)	2,266	4,163	6,429	(1,491)	1986	1997
Wyndham Garden Novi
Detroit, Michigan	4,605	555	10,401	—	(4,977)	555	5,424	5,979	(1,193)	1998	1997
Wyndham Garden Pleasonton
Pleasanton, California	5,418	1,487	12,845	—	(7,859)	1,487	4,986	6,473	(1,427)	1985	1997

Assets Held for Sale	45,835	22,476	154,849	1,502	(107,957)	23,978	46,892	70,870	(15,457)

Total	997,799	356,838	3,201,056	11,308	170,404	368,146	3,371,460	3,739,606	(474,737)

WYNDHAM INTERNATIONAL INC.

NOTES TO SCHEDULE III

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
(a) Reconciliation of Real Estate
Balance at beginning of period	$4,639,384	$4,868,216	$5,106,723
Additions during period:
Acquisitions	—	58,607	38,715
Improvements	31,195	73,719	40,473
Deductions during period:
Sale of properties	(930,971)	(361,158)	(317,695)

Balance at end of period	$3,739,606	$4,639,384	$4,868,216

(b) Reconciliation of Accumulated Depreciation:
Balance at beginning of period	$444,322	$377,945	$273,272
Additions during period:
Depreciation for the period	107,154	92,658	122,949
Deductions during period:
Sale of properties	(76,739)	(26,281)	(18,276)

Balance at the end of period	$474,737	$444,322	$377,945

(c)	Depreciation is computed on buildings and improvements based upon a useful life of 35 years.