Form 10-Q
period 2003-03-31
WYNDHAM INTERNATIONAL INC
filed 2003-05-15
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on May 12, 2003, was 168,082,892.

WYNDHAM INTERNATIONAL, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I:    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$76,872	$37,239
Restricted cash	146,229	143,839
Accounts receivable	99,062	100,529
Inventories	14,795	15,488
Prepaid expenses and other assets	11,551	10,008
Assets held for sale, net of accumulated depreciation of $47,651 in 2003 and $28,526 in 2002	113,674	77,256

Total current assets	462,183	384,359

Investment in real estate and related improvements, net of accumulated depreciation of $1,019,265 in 2003 and $978,953 in 2002	3,454,910	3,611,456
Investment in unconsolidated subsidiaries	44,808	61,631
Notes and other receivables	39,754	41,240
Management contract costs, net of accumulated amortization $19,446 in 2003 and $20,082 in 2002	82,594	83,983
Leasehold costs, net of accumulated amortization of $10,858 in 2003 and $38,764 in 2002	23,358	102,250
Trade names and franchise costs, net of accumulated amortization of $32,023 in 2003 and $30,396 in 2002	91,842	93,499
Deferred acquisition costs	3,580	3,111
Goodwill, net of accumulated amortization of $54 in 2003 and $54 in 2002	391	391
Deferred expenses, net of accumulated amortization of $71,039 in 2003 and $64,441 in 2002	49,136	52,008
Other assets	39,152	39,530

Total assets	$4,291,708	$4,473,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$240,584	$235,446
Deposits	33,033	31,252
Borrowings associated with assets held for sale	60,812	45,835
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	394,662	385,786

Total current liabilities	729,091	698,319

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	2,373,057	2,394,922
Derivative financial instruments	89,379	92,814
Deferred income taxes	80,429	156,070
Deferred income	9,766	9,068
Minority interest in the Operating Partnerships	21,368	21,368
Minority interest in other consolidated subsidiaries	38,571	38,518
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
13,475,489 in 2003 and 13,170,620 in 2002	135	132
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
168,034,901 in 2003 and 167,999,126 in 2002	1,680	1,680
Additional paid in capital	4,070,223	4,039,656
Receivables from shareholders and affiliates	(18,121)	(18,121)
Accumulated other comprehensive income	(12,912)	(15,221)
Accumulated deficit	(3,090,958)	(2,945,747)

Total shareholders’ equity	950,047	1,062,379

Total liabilities and shareholders’ equity	$4,291,708	$4,473,458

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Hotel revenue	$413,763	$435,463
Management fee and service fee income	4,420	4,470
Interest and other income	1,256	2,105

Total revenue	419,439	442,038

Expenses:
Hotel expenses	321,391	324,905
General and administrative	15,004	18,903
Interest expense	44,989	60,205
Depreciation and amortization	61,557	62,917
Loss on sale of assets	4,937	4,770
Impairment loss	108,385	162
Loss (gain) on derivative instruments	11,668	(1,334)

Total expenses	567,931	470,528

Operating loss from continued operations	(148,492)	(28,490)
Equity in (loss) earnings of unconsolidated subsidiaries	(574)	844

Loss from continued operations before income taxes and minority interest	(149,066)	(27,646)
Income tax benefit	61,340	10,442

Loss from continued operations before minority interest	(87,726)	(17,204)
Minority interest in consolidated subsidiaries	(289)	(627)

Loss from continued operations	(88,015)	(17,831)

Discontinued operations:
Loss from discontinued operations	(2,432)	(1,244)
Impairment loss	(16,966)	—

Loss from discontinued operations, net of taxes and minority interest	(19,398)	(1,244)

Loss before accounting change	(107,413)	(19,075)
Cumulative effect of change in accounting principle, net of taxes	—	(324,102)

Net loss	$(107,413)	$(343,177)
Preferred stock dividends	(37,799)	(35,080)

Net loss attributable to common shareholders	$(145,212)	$(378,257)

Basic and diluted loss per common share:
Loss from continued operations	$(0.75)	$(0.31)
Loss from discontinued operations, net of taxes	(0.12)	(0.01)
Cumulative effect of change in accounting principle, net of taxes	—	(1.93)

Net loss per common share	$(0.87)	$(2.25)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(107,413)	$(343,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,028	72,433
Amortization of unearned stock compensation	551	887
Amortization of deferred loan costs	6,516	6,356
Net loss on sale of assets	4,937	4,770
Loss (gain) on derivative financial instruments	257	(1,334)
Impairment loss on assets	136,662	162
Write-off of intangible assets	—	1,005
Write-off of deferred acquisition costs	2	876
Provision for bad debt expense	4,512	794
Equity in loss (earnings) of unconsolidated subsidiaries	574	(844)
Minority interest in consolidated subsidiaries	274	700
Deferred income taxes	(77,144)	(16,919)
Cumulative effect of change in accounting principle	—	324,102
Changes in assets and liabilities:
Accounts receivable and other assets	(4,398)	(14,121)
Inventory	693	5
Deferred income	516	678
Accounts payable and other accrued expenses	(2,108)	(14,409)

Net cash provided by operating activities	27,459	21,964

Cash flows from investing activities:
Improvements and additions to hotel properties	(7,527)	(8,467)
Proceeds from sale of assets	22,366	8,878
Changes in restricted cash accounts	(2,389)	17,675
Collection on notes receivable	132	35
Advances on other notes receivable	(9)	(261)
Deferred acquisition costs	(488)	(536)
Investment in unconsolidated subsidiaries	—	(167)
Distributions from unconsolidated subsidiaries	400	769
Other	6	(7)

Net cash provided by investing activities	12,491	17,919

Cash flows from financing activities:
Borrowings under line of credit facility and mortgage notes	35,000	10,000
Repayments of borrowings under credit facility and other debt	(33,011)	(103,930)
Payment of deferred loan costs	(2,297)	(9,804)
Contribution received from minority interest in consolidated subsidiaries	—	1,075
Distribution made to minority interest in other partnerships	(221)	(2,050)
Other	—	(24)

Net cash used in financing activities	(529)	(104,733)

Foreign currency translation adjustment	212	1,250
Net increase (decrease) in cash and cash equivalents	39,633	(63,600)
Cash and cash equivalents at beginning of period	37,239	165,702

Cash and cash equivalents at end of period	$76,872	$102,102

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owner/operators. As of March 31, 2003, Wyndham owned interests in 110 hotels with over 31,500 guestrooms and leased 37 hotels from third parties with over 5,700 guestrooms. In addition, Wyndham managed 26 hotels for third party owners with over 8,000 guestrooms and franchised 31 hotels with over 6,900 guestrooms.

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships—The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest. Also, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

Corporations and Limited Liability Companies—The condition for control is the ownership of a majority voting interest. Also, FASB issued FIN 46 which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

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

The Company maintains a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $500 per occurrence for general liability and $250 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of March 31, 2003, the Company’s balance sheet included an estimated liability with respect to this self-insurance program of $24,113.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During the first quarter ended March 31, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of the Company’s variable-rate debt. As of March 31, 2003, the Company did not have any derivatives designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes. The Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because the Company uses the derivative instruments to reduce its exposure to increases in variable interest rates, thus effectively fixing a portion of its variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

The Company is a defendant in lawsuits that arise out of, and are incidental to, the conduct of its business. Management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against the Company (see Note 7).

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to continue to do so. At March 31, 2003, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for the Company’s stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net loss attributable to common shareholders, as reported	$(145,212)	$(378,257)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(263)	(483)

Pro forma net loss attributable to common shareholders	(145,475)	(378,740)

Earnings per share:
Basic and diluted loss per common share—as reported	$(0.87)	$(2.25)
Basic and diluted—pro forma loss per common share	$(0.87)	$(2.26)

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

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Pronouncements—In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. Finally, SFAS 148 amends APB 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company made the disclosure required by the provisions of SFAS 148 on page 8 under “Stock Compensation.”

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company is currently evaluating the provisions of SFAS 149, but believes its adoption will not have a material impact on its financial position or results of operations.

Reclassification—Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or accumulated deficits.

2.    Disposition of Assets

During the four months ended April 30, 2003, the Company sold its investments in ten hotels, certain undeveloped land and a golf venture. The Company received net cash proceeds of approximately $34,598, after the repayment of mortgage debt of $64,416. The Company recorded a net loss of $1,213 as a result of these asset sales, net of impairment. Also, $8,006 of the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

3.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of March 31, 2003 and December 31, 2002 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	March 31, 2003	December 31, 2002	Amortization	Interest Rate	Maturity
Revolving Credit Facility	$171,406	$156,406	None	Libor + 3.75%(1)	June 30, 2004
Term Loans	1,175,469	1,183,177	(2)	Libor + 4.75%(3)	June 30, 2006
Increasing Rate Loans	447,699	447,699	None	Libor + 4.75%(3)	June 30, 2004
Bear, Stearns Funding, Inc.(4)	154,198	154,198	None	Libor + 2.54%	July 1, 2004
Lehman Brothers Holdings Inc.(5)	173,977	174,520	None	Libor + 3.5%	July 1, 2003
Lehman Brothers Holdings Inc.(6)	176,860	177,388	(6)	Libor + 1.8%	August 10, 2003
Lehman Brothers Holdings Inc.(7)	39,743	39,873	(7)	8.0%	September 10, 2004
Metropolitan Life Insurance(8)	94,563	94,937	(9)	8.08%	October 1, 2007
Other Mortgage Notes Payable(10)	354,392	356,882	Various	(10)	(11)
Unsecured financing	1,509	1,509	None	10.5%	May 15, 2006
Capital lease obligations	38,715	39,954

	$2,828,531	$2,826,543
Less current portion:
Mortgage debt-assets held for sale (12)	(60,812)	(45,835)
Current portion of borrowings	(394,662)	(385,786)

Long term debt	$2,373,057	$2,394,922

(1)	The one-month LIBOR rate at March 31, 2003 was 1.30%. The rate increased from LIBOR plus 3.00% to LIBOR plus 3.75% on January 24, 2002.
(2)	In January 2003, the Company repaid $7,708 under the term loans and $2,246 is to be repaid by December 31, 2003 and $5,000 is to be repaid each six months until the final payment of principal which is due on June 30, 2006.
(3)	The rate increased from LIBOR plus 3.75% to LIBOR plus 4.75% on January 24, 2002.
(4)	During 2002, four properties were sold, and debt was repaid in the amount of $153,627. The net book value of the remaining 17 properties is $391,457, net of impairment, as of March 31, 2003.
(5)	The net book value of the eight properties is $240,396, net of impairment, as of March 31, 2003. The Company elected to extend the term of the loan for an additional twelve month period ending July 1, 2003. The Company paid an extension fee of $2,021. The loan agreement specifies an interest rate floor of 8%.
(6)	The loan is collateralized by four hotel properties with a net book value of $220,780 as of March 31, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods.
(7)	The loan is collateralized by three hotel properties with a net book value of $108,536 as of March 31, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.
(8)	The loan is collateralized by six Doubletree hotels with a net book value of $171,133 as of March 31, 2003.
(9)	The loan requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

(10)	The loans are collateralized by eleven hotel properties and a parcel of land with a net book value of $717,932 as of March 31, 2003.
(11)	Interest rates range from fixed rates of 6.5% to 9.11% and variable rates of LIBOR plus 1.5% to Prime plus 2.5%. The mortgages have a weighted average interest rate as of March 31, 2003 of 4.92%. Maturity dates range from 2003 through 2023.
(12)	Subsequent to March 31, 2003, mortgage debt was paid down by a total of $57,016 due to the sale of assets.

On March 4, 2003, the Company entered into a fourth amendment and restatement of its senior credit facilities. The fourth amendment and restatement includes the following:

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

On March 1, 2003, a mortgage note with a balance of $3,999 with TIB/Bank of the Keys was amended extending the maturity from March 31, 2003 to June 1, 2003 with a fixed interest rate of 6.75%.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

4.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. At March 31, 2003, the estimated fair value of the interest rate hedges represented a liability of $89,379. The Company has no embedded derivatives under SFAS 133, as amended, at March 31, 2003.

The following table represents the derivatives in place as of March 31, 2003:

	Notional Amount	Maturity Date	Swap Rate		Cap Rate		Floor Rate		Trigger Level		Fair Market Value
Type of Hedge:
Interest Rate Cap	$176,846	08/10/2003	n/a		7.25%		n/a		n/a		$—
Interest Rate Cap	18,990	07/03/2004	n/a		6.50%		n/a		n/a		1
Interest Rate Cap	27,680	07/03/2004	n/a		7.10%		n/a		n/a		—
Interest Rate Cap	42,760	07/03/2004	n/a		8.10%		n/a		n/a		—
Interest Rate Cap	42,760	07/03/2004	n/a		9.70%		n/a		n/a		—
Interest Rate Cap	26,150	08/02/2004	n/a		8.50%		n/a		n/a		1
Structured Collar	180,000	11/04/2004	n/a		6.60	%(1)	5.65	%(2)	n/a		(13,109)
Interest Rate Cap	3,943	07/01/2005	n/a		9.75%		n/a		n/a		—
Interest Rate Cap	106,000	07/01/2005	n/a		9.75%		n/a		n/a		16

	$625,129										$(13,091)

Interest Rate Swap	$23,230	09/30/2005	4.62%		n/a		n/a		n/a		$(484)
Interest Rate Swap	23,624	12/31/2005	7.00%		n/a		n/a		5.61%		(25)
Interest Rate Swap	14,391	04/01/2005	3.92	%-4.73%	6.50%		n/a		5.50%		(877)
Interest Rate Swap	44,062	08/01/2005	4.36	%-5.25%	7.85%		n/a		5.75%		(3,403)
Interest Rate Swap—5 year Knockout	150,000	03/06/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(15,289)
Interest Rate Swap—5 year Knockout	550,000	03/07/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(56,210)

	$805,307										$(76,288)

(1)	If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, the cap rate shall not be effective. If on a reset date, LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%
(2)	If on a reset date, LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%

In the first quarter of 2003, the Company recorded a gain of $1,652 for the change in the fair market value of the interest rate hedge contracts through earnings, and a reduction of $1,374 (net of taxes of $915) through other comprehensive income. Also, in the first quarter of 2003, the Company recorded amortization of $1,145 (net of taxes of $764) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $11,411 in settlement payments for the ineffective hedges during the first quarter of 2003.

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

5.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended March 31,
	2003	2002
Net loss	$(107,413)	$(343,177)
Unrealized (loss) gain on securities held for sale	(183)	233
Unrealized foreign translation loss	(27)	(90)
Unrealized gain on derivative instruments	2,519	4,591

Total comprehensive income	$(105,104)	$(338,443)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

6.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	Basic and Diluted (1), (2)	Basic and Diluted (1), (2)
Loss from continued operations	$(88,015)	$(17,831)
Loss from discontinued operations	(19,398)	(1,244)
Preferred stock dividends	(37,799)	(35,080)

Loss attributable to common shareholders before cumulative effect of accounting change	(145,212)	(54,155)
Cumulative effect of accounting change	—	(324,102)

Net loss attributable to common shareholders	$(145,212)	$(378,257)

Weighted average number of shares outstanding	168,004	167,853

Loss per share:
Loss from continued operations	$(0.75)	$(0.31)
Loss from discontinued operations	(0.12)	(0.01)
Accounting changes	—	(1.93)

Net loss per common share	$(0.87)	$(2.25)

(1)	For the three months ended March 31, 2003, the dilutive effect of unvested stock grants of 13,427 and 156,874 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended March 30, 2002, the dilutive effect of unvested stock grants of 13,506 and 141,119 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2)	For the three months ended March 31, 2003, options to purchase 14,268 shares of common stock at prices ranging from $0.24 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the three months ended March 31, 2002, options to purchase 13,268 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

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

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham’s business. Claimants do not specify the amount of damages sought. The matter currently is pending before an arbitrator. The parties are discussing a settlement of the matter; however, settlement documents have not been

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

finalized. In the event that the parties do not reach a mutually agreed settlement, the Company intends to defend the claims vigorously.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming the Company, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act and False Claims Act. The Company filed a motion to dismiss this suit which was granted in part. The Attorney General has filed a notice of appeal, appealing the dismissal of the individual defendants. The Company intends to vigorously defend this lawsuit and appeal.

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

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or results of operations of the Company.

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

During the three months ended March 31, 2003, the Company issued stock dividends of approximately 239,016 shares of series A and series B preferred stock with a value of $23,902. The Company deferred payment of the cash portion of the dividends of approximately $7,312. The amount has been included in accounts payable

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 65,853 shares of series A and series B preferred stock with a value of $6,585 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2003.

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

Description of reportable segments

The Company has three reportable segments: Wyndham branded properties, non-proprietary branded hotel properties and other. Prior years’ reportable segments have been restated to conform to current year presentation.

•	The Wyndham branded properties are: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites® by Wyndham. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries and laundry and room service. Summerfield Suites® by Wyndham offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

•	Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson® and Hyatt®

•	Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

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

Three months ended March 31, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$336,679	$77,084	$5,676	$419,439
Operating income (loss)	68,648	14,106	(231,246)	(148,492)

Three months ended March 31, 2002	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$338,729	$96,734	$6,575	$442,038
Operating income (loss)	78,603	21,616	(128,709)	(28,490)

The following table represents revenue information by geographic area for the three months ended March 31, 2003 and 2002, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended March 31, 2003
	United States	International	Total
Revenues	$411,692	$7,747	$419,439

	Three Months ended March 31, 2002
	United States	International	Total
Revenues	$434,709	$7,329	$442,038

10.    Supplemental Cash Flow Disclosure:

During the three months ended March 31, 2003, the Company issued a stock dividend of 239,016 shares of series A and series B preferred stock with a value of $23,902. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 65,853 shares of series A and series B preferred stock with a value of $6,585 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2003.

During the three months ended March 31, 2003, the Company recorded an accrual of $3,435 as a result of the change in the fair market value of the derivatives with the offset recognized as a net gain of $1,652 and an increase to other comprehensive income of $1,374 (net of taxes of $915). Also, in the first quarter of 2003, the Company recorded amortization of $1,146 (net of taxes of $764) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

11.    Subsequent Event:

On April 4, 2003, the Company sold eight Wyndham Garden hotels for $46,100. As part of the sale agreement, the eight Garden hotels will retain the Wyndham flag for a term of up to five years under a franchise agreement, which term may be terminated by the Company on 90 days prior written notice or by the franchisee on 30 days prior written notice. These properties have been classified as assets held for sale in the balance sheet as of March 31, 2003 and the results of operations have been reported separately as discontinued operations. As a result of these asset sales, the Company paid down mortgage debt by $57,016 (see note 2).

On April 29, 2003, the Company sold the Marriott Hutchinson Island Beach Resort & Marina in Stuart, Florida (see note 2).

A subsidiary of the Company announced on May 12, 2003, the lease termination of 12 Wyndham Hotels and Garden Hotels by Hospitality Properties Trust (HPT). Also, on April 28, 2003, a subsidiary of the Company announced the lease termination of 15 Summerfield Suites® by Wyndham properties by HPT. The subsidiaries of the Company are still in negotiations with HPT on the final franchise agreements of the 12 Wyndham Hotels and Garden Hotels and the 15 Summerfield properties. The terminations will result in a non-cash write-off of approximately $150 million for the leases’ remaining book value, of which $104.3 million was written-off in the first quarter of 2003 and the remainder will be written-off in the second quarter of 2003.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” as well as the following:

•	the impact of general economic conditions in the United States;

•	industry conditions, including competition;

•	business strategies and intended results;

•	our ability to effect sales of our assets on terms and conditions favorable to us;

•	our ability to integrate acquisitions into our operations and management;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	travelers’ fears of exposure to contagious diseases;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	access to capital markets.

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

Results of operations:

General

As of March 31, 2003, we had 147 owned and leased hotels with approximately 37,200 guestrooms as compared to 166 owned and leased hotels with approximately 43,118 guestrooms at March 31, 2002. This decrease was a result of hotels sold during that twelve month period. As of March 31, 2003, we managed 26 hotels and franchised 31 hotels as compared to 30 managed hotels and 24 franchised hotels at March 31, 2002.

We continue to sell our non-strategic assets to reduce debt. At March 31, 2003, we had approximately $113.7 million of assets classified as held for sale, net of impairment of $40.6 million. We classified certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

On March 4, 2003, we entered into a fourth amendment and restatement of our senior credit facilities. The fourth amendment and restatement includes the following:

•	an increase in the letter of credit availability under our revolving facility from $75 million to $90 million;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which we must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to our corporate structure.

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

During 2003, we have scheduled principal payments and debt maturities of approximately $380.6 million. Of that amount, we can elect to extend $176.9 million for three additional twelve month periods. We are seeking to refinance the remaining mortgages prior to their maturities in 2003; however, there can be no assurance that we will be able to do so.

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

Results of Operations: Three months ended March 31, 2003 compared with the three months ended March 31, 2002

Our hotel revenues were $413,763,000 and $435,463,000 for the three months ended March 31, 2003 and 2002, respectively. Approximately $9,190,000 of the decrease in our hotel revenues is attributable to those hotels that were sold in 2002. The remaining decrease is attributable to the declining revenues throughout our owned and leased hotel portfolio. While occupancy increased 4.60%, revenue per available room, or RevPAR and average daily rate, or ADR decreased 2.50% and 6.80%, respectively, for the three months ended March 31, 2003 as compared to the same period in 2002.

Our hotel expenses were $321,391,000 and $324,905,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease of $3,514,000 in our hotel expenses was in part due to hotels that were sold in 2002 and staffing reductions at the hotels and other cost saving initiatives we implemented as our hotel revenues declined. This decrease was offset in part by an increase of approximately $2,122,000 in our property and health insurance premiums during the three months ended March 31, 2003.

Our management fee and service fee income was $4,420,000 and $4,470,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts during 2002. The decrease was offset by 10 new management and franchise contracts acquired subsequent to March 31, 2002.

Our interest and other income was $1,256,000 and $2,105,000 for the three months ended March 31, 2003 and 2002, respectively. Approximately $517,000 of the decrease in interest and other income can be attributed to dividend and interest income from investments that were sold in 2002. The remaining decrease is attributable to the reductions of our note receivables in 2003 as compared to the same period in 2002.

Our general and administrative expenses were $15,004,000 and $18,903,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in our general and administrative expenses for the three months ended March 31, 2003 were due to the following: reductions in bonus accruals of $1,971,000, reductions in deferred compensation expenses of $336,000, reductions in legal fees of $2,004,000, reductions in development and acquisition costs of $992,000, reductions in conversion costs of $752,000 and reductions in management contract costs of $1,710,000. These reductions in general and administrative costs were offset by increases in receivable write-offs of $3,965,000 and a litigation settlement accrual of $1,472,000.

Our interest expense was $44,989,000 and $60,205,000 for the three months ended March 31, 2003 and 2002, respectively. This decrease is primarily a result of a reduction in the amount of our total debt. At March 31, 2003 and 2002, we had approximately $2.8 billion and $3.4 billion of debt, respectively. Also, the one-month LIBOR rate was 1.30% and 1.88% as of March 31, 2003 and 2002, respectively, and the weighted average interest rate as of March 31, 2003 was 5.80% as compared to 6.17% as of March 31, 2002.

Our depreciation and amortization expense was $61,557,000 and $62,917,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in depreciation expense is due to non-depreciation of certain fully depreciated assets subsequent to the three months ended March 31, 2002.

The benefit for income taxes was $61,340,000 and $10,442,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in the tax benefit is due to impairment losses resulting in temporary differences between generally accepted accounting principles, or GAAP, and tax.

Minority interests’ share of loss in consolidated subsidiaries was $289,000 and $627,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease is attributable to the decrease in the allocation of losses used in the computation of minority interest.

For the three months ended March 31, 2003, we recorded a gain of $1,652,000 as compared to a gain of $16,084,000 for the three months ended March 31, 2002 for the change in the fair market value of interest rate hedge contracts. In addition, a reduction of $1,374,000 (net of taxes of $915,000) and a charge of $1,508,000 (net of taxes of $1,005,000) were recorded against other comprehensive income for the three months ended March 31, 2003 and 2002, respectively, for such change. Also, during the three months ended March 31, 2003 and 2002, we paid $11,411,000 and $9,610,000 respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $1,145,000 (net of taxes of $764,000) and $3,084,000 (net of taxes of $2,056,000) for the three months ended March 31, 2003 and 2002, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Loss from discontinued operations was $19,398,000 and $1,244,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in loss is attributable to the impairment charges of $16,966,000 (net of taxes of $11,311,000) for the assets held for sale recorded during the three months ended March 31, 2003.

Impairment loss was $108,385,000 and $162,000 for the three months ended March 31, 2003 and 2002, respectively. The impairment loss includes $104,292,000 for the three months ended March 31, 2003, which is the write-off of the remaining book value of the terminated HPT leases. An additional write-off of approximately $46,000,000 will be recorded in the second quarter of 2003.

Our adoption of SFAS No. 142 during the three months ended March 31, 2002, resulted in the cumulative effect of an accounting change of $324,102,000 to reflect an adjustment to goodwill being recognized in our consolidated statement of operations.

Our resulting net loss for the three months ended March 31, 2003 was $107,413,000 compared to a net loss of $343,177,000 for the three months ended March 31, 2002.

Results of reporting segments:

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties (2) non-proprietary branded hotel properties and (3) other. We have restated reportable segments for the three months ended March 31, 2002 to conform to the three months ended March 31, 2003 presentation.

For the three months ended March 31, 2003 compared with the three months ended March 31, 2002

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Gardens hotels® and Summerfield Suites® by Wyndham . This segment represented approximately 80.30% and 76.60% of our total revenue for the three months ended March 31, 2003 and 2002, respectively. Total revenue for this segment was $336,679,000 compared to $338,729,000 for the three months ended March 31, 2003 and 2002, respectively. Operating income for this segment was $68,648,000 compared to $78,603,000 for the three months ended March 31, 2003 and 2002, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 7.2% in the three months ended March 31, 2003. The decrease in ADR was partially offset by an increase in occupancy of 6.7%. Also, operating results were impacted by increases in our fixed expenses, such as property and health insurance, without an offsetting proportional increase in our revenues during the three months ended March 31, 2003.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 18.4% and 21.9% of our total revenue for each of the three months ended March 31, 2003 and 2002, respectively. Total revenue for this segment was $77,084,000 compared to $96,734,000 for the three months ended March 31, 2003 and 2002, respectively. Operating income for this segment was $14,106,000 and $21,616,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since 2002. Also, operating results were impacted by declines in ADR and occupancy of 6.8% and 1%, respectively, and by increases in our fixed expenses, such as property and health insurance.

We originally identified 50 non-proprietary branded hotels as non-strategic assets that we intend to sell. We have sold 16 assets and 34 assets remain to be sold. However, these remaining 34 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value. The 34 assets represented approximately 17% and 16% of our revenue for the three months ended March 31, 2003 and 2002, respectively.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $5,676,000 and $6,575,000 for the three months ended March 31, 2003 and 2002, respectively. The overall $899,000 decrease in this segment’s revenue was primarily the result of lost management fees from contracts lost and the decline in hotel revenue. Operating losses for this segment were $231,246,000 and $128,709,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in operating loss of $102,537,000 was attributable to the increase in litigation settlement accrual of $1,472,000, receivable write-off of $3,965,000, increase in loss on derivative instruments of $13,002,000 and $108,385,000 increase in impairment charges. The increases were offset by reductions in bonus accruals of $1,971,000, reduction in deferred compensation expenses of $336,000, reductions in legal fees of $2,004,000, reductions in development and acquisition costs of $992,000, reductions in conversion costs of $752,000 and reductions in management contract costs of $1,710,000.

Recent Events

During the four months ended April 30, 2003, we sold our investments in ten hotels, certain undeveloped land and a golf venture. We received net cash proceeds of approximately $34.6 million, after the repayment of mortgage debt of $64.4 million. We recorded a net loss of $1.2 million as a result of these asset sales, net of impairment. Also, $8 million of the net cash proceeds was used by us to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

One of our subsidiaries announced on May 12, 2003, the lease termination of 12 Wyndham Hotels and Garden Hotels by Hospitality Properties Trust (HPT). Also, on April 28, 2003, another of our subsidiaries announced the lease termination of 15 Summerfield Suites® by Wyndham properties by HPT. These subsidiaries are still in negotiations with HPT on the final franchise agreements of the 12 Wyndham Hotels and Garden Hotels and the 15 Summerfield properties. The terminations will result in a non-cash write-off of approximately $150 million for the leases’ remaining book value, of which $104.3 million was written-off in the first quarter of 2003 and the remainder will be written-off in the second quarter of 2003.

Statistical Information

During 2003, our portfolio of 146 owned and leased hotels experienced a decline in ADR and REVPAR for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 although occupancy increased or stayed constant over such period. The following table sets forth certain statistical information for the 138 owned and leased hotels for 2003 and 2002 as if the hotels were owned or leased for the entire periods presented.

	Three months ended March 31,
	Occupancy		ADR		REVPAR
	2003	2002	2003	2002	2003	2002
Wyndham Hotels & Resorts	71.2%	66.7%	$127.51	$136.19	$90.81	$90.84
Wyndham Luxury Resorts	73.9	74.9	278.17	295.69	205.44	221.38
Wyndham Garden Hotels	68.2	62.3	80.19	88.8	54.69	55.33
Summerfield Suites by Wyndham	78.9	74.2	93.53	105.53	73.82	78.36
Non-Proprietary Branded Hotels	57.4	58.0	92.51	99.26	53.06	57.54

Weighted average	67.7%	64.7%	$114.67	$123.01	$77.61	$79.61

Liquidity And Capital Resources

Our cash and cash equivalents as of March 31, 2003 were $76.8 million and our restricted cash was $146.2 million. Our cash and cash equivalents as of March 31, 2002 were $102.1 million and our restricted cash was $68.3 million. Included in restricted cash at March 31, 2003 is $36.1 million which is a portion of the net proceeds received from the sale of a portfolio of thirteen hotels. The $36.1 million will be used to cure defaults, make payments on such debt, refinance all or any portion of the debt and/or extend maturities and amortization payments in accordance with the credit facilities.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $27.4 million and $21.9 million for the three months ended March 31, 2003 and 2002, respectively. Operational cash flows were positively impacted by lower interest expense payments of approximately $10 million as compared to the same period in 2002 due to the reduction in the amount of our total debt and the lower interest rates in 2003. This was offset in part by lower cash generated from hotel operations as a result of hotels sold and lower RevPar.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $12.4 million for the three months ended March 31, 2003, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels and changes in our restricted cash reserves during the period. Cash flows used in financing activities of $529,000 for the three months ended March 31, 2003 were primarily related to principal repayments made on our debt and distributions made to limited partners.

Cash flows provided by our investing activities were $17.9 million for the three months ended March 31, 2002, resulting primarily from the changes in our restricted cash reserves and proceeds from the sale of assets during the period. Cash flows used in financing activities of $104.7 million for the three months ended March 31, 2002 were primarily related to principal payments made on our debt and distributions made to limited partners.

Credit Facilities

As of March 31, 2003, we had approximately $171.4 million outstanding under our revolving credit facility, $1.2 billion outstanding on term loans, and $447.7 million outstanding under our increasing rate loans facility. Additionally, we had outstanding letters of credit totaling $66.9 million. Also as of March 31, 2003, we had $993.7 million of mortgage debt outstanding that encumbered 49 hotels and capital leases and other debt of $38.7 million, resulting in total indebtedness of approximately $2.8 billion. Included in the total indebtedness is approximately $60.8 million of debt associated with assets held for sale. As of March 31, 2003, we had $235.8 million of additional availability under the revolving credit facility.

On March 4, 2003, we entered into a fourth amendment and restatement of our senior credit facilities. The fourth amendment and restatement includes the following:

•	an increase in the letter of credit availability under our revolving facility from $75 million to $90 million;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which we must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to our corporate structure.

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

Under the terms of the applicable credit facility, loan agreement, and lease agreement, as of March 31, 2003, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total	Remainder of 2003	2004	2005	2006	2007	2008 and thereafter
	(in thousands)
Long term debt and capital lease obligations	$2,828,531	$380,634	$910,325	$219,108	$1,152,481	$92,237	$73,746
Office leases(A)	9,030	1,619	2,122	1,900	1,900	1,412	77
Hotel and ground leases(A)	747,982	45,482	60,110	59,902	59,902	59,886	462,700

Total	$3,585,543	$427,735	$972,557	$280,910	$1,214,283	$153,535	$536,523

(A)	Office, hotel and ground leases are operating leases and are included in operating expenses.

For the remainder of 2003, we have scheduled principal payments and debt maturities of approximately $380.6 million of which, subsequent to March 31, 2003, $57 million was paid down due to the sale of assets. Also, we can elect to extend $176.9 million for three additional twelve month periods. During 2004, we have scheduled principal payments and debt maturities of approximately $910.3 million. Of that amount, we can elect to extend $39.8 million for two additional twelve month periods. We are seeking to refinance the scheduled principal payments and debt prior to their maturities in 2003 and 2004; however, there can be no assurance that we will be able to do so. Although occupancies have improved from very depressed levels following the events of September 11, 2001, at present, it is not possible to predict either the severity or the duration of declines in the medium or long term on operations, liquidity, and capital resources (see page 14 of our December 31, 2002 Form 10-K “Risks Related to Our Indebtedness”).

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and B preferred stock. As of March 31, 2003, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $51.2 million. This amount has been included in accounts payable and accrued expenses as of March 31, 2003. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of the three months ended March 31, 2003, we issued an additional stock dividend of 430,912 shares of series A and series B preferred stock with a value of $43.1 million.

Renovations and Capital Improvements

During the first three months of 2003, we invested approximately $7.5 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2003, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and $250,000 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of March 31, 2003, our balance sheet included an estimated liability with respect to this self-insurance program of $24,113,000.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During three months ended March 31, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of March 31, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against us.

Newly Issued Accounting Standards

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. Finally, SFAS 148 amends APB 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. We made the disclosure required by the provisions of SFAS 148 on page 8 under “Stock Compensation.”

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We are currently evaluating the provisions of SFAS 149, but believes its adoption will not have a material impact on our financial position or results of operations.

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at March 31, 2003. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at March 31, 2003.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2003.

	Remainder of 2003(1)	2004(2)	2005	2006	2007	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$5,628	$15,825	$47,180	$7,012	$92,237	$64,071	$231,953	$258,787
Average Interest Rate	8.32%	3.09%	7.51%	9.22%	8.12%	9.29%
Variable Rate	$375,006	$894,500	$171,928	$1,145,469	$0	$9,675	$2,596,578	$2,596,578
Average Interest Rate	4.51%	7.13%	6.67%	9.59%	0%	1.80%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$755,978	$—	$—	—	$755,978	$(75,779)
Average Pay Rate	6.49%	6.63%	6.63%	—%	—	—
Average Receive Rate	1.22%	1.69%	3.02%	—%	—	—
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$46,854	$—	$—	—	$46,854	$(509)
Average Pay Rate	4.62%	4.62%	4.62%	—%	—	—
Average Receive Rate	3.60%	3.71%	4.20%	4.34%	—	—
Interest Rate Caps
Notional Amount	$426,121	$337,577	$104,070	$—	$—	—	$867,768	$(13,091)
Strike Rate	6.89%	7.93%	9.75%	—%	—	—
Forward Rate	1.22%	1.69%	3.02%	—%	—	—

(1)	We can elect to extend $176.9 million for three additional twelve month periods
(2)	We can elect to extend $39.8 million for two additional twelve month periods

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

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The Demand for Arbitration claims that the claimants and Wyndham are parties to a Contribution Agreement dated February 28, 1997 and that Wyndham is in breach of that agreement. Claimants assert that Wyndham breached its agreement to pay respondents additional consideration under the Contribution Agreement by, among other things, allegedly denying claimants compensation due to them in connection with various transactions initiated by claimants and provided to Wyndham, which allegedly provided Wyndham with growth and added revenue. In addition, claimants assert that Wyndham failed to provide claimants with various other amounts due under the Contribution Agreement, failed to indemnify claimants for certain expenses and intentionally and negligently mismanaged Wyndham’s business. Claimants do not specify the amount of damages sought. The matter is currently pending before an arbitrator. The parties are discussing a settlement of the matter; however, settlement documents have not been finalized. In the event that the parties do not reach a mutually agreed settlement, we intend to defend the claims vigorously.

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

On February 18, 2003, a lawsuit was filed by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. We intend to vigorously defend the lawsuit

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and B preferred stock. As of March 31, 2003, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $51.2 million. This amount has been included in accounts payable and accrued expenses as of March 31, 2003. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of the three months ended March 31, 2003, we issued an additional stock dividend of 430,912 shares of series A and series B preferred stock with a value of $43.1 million.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted during the first quarter of the calendar year covered by this Form 10-Q to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

Item No.	Description

10.1*	Fourth Amendment and Restatement to the Credit Agreement, dated as of March 4, 2003, by Wyndham and the lenders named therein.

10.2*	Third Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated March 4, 2003, by Wyndham and the lenders named therein.

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K for the quarter ended March 31, 2003:

We filed a Current Report on Form 8-K on May 6, 2003, regarding our results of operations for the first quarter ended March 31, 2003.

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

DATED:    May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Fred J. Kleisner
Name: Fred J. Kleisner Title: Chief Executive Officer

CERTIFICATION

I, Richard A. Smith, Chief Financial Officer of Wyndham International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wyndham International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Richard A. Smith
Name: Richard A. Smith Title: Chief Financial Officer