Form 10-Q
period 2003-06-30
WYNDHAM INTERNATIONAL INC
filed 2003-08-14
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on August 11, 2003, was 168,210,570.

WY NDHAM INTERNATIONAL, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$52,502	$37,239
Restricted cash	154,134	143,839
Accounts receivable	86,700	100,529
Inventories	13,935	15,488
Prepaid expenses and other assets	9,158	10,008
Assets held for sale, net of accumulated depreciation of $99,518 in 2003 and $28,526 in 2002	212,890	77,256

Total current assets	529,319	384,359

Investment in real estate and related improvements, net of accumulated depreciation of $970,466 in 2003 and $978,953 in 2002	3,179,920	3,611,456
Investment in unconsolidated subsidiaries	46,554	61,631
Notes and other receivables	40,965	41,240
Management contract costs, net of accumulated amortization of $20,772 in 2003 and $20,082 in 2002	81,199	83,983
Leasehold costs, net of accumulated amortization of $11,432 in 2003 and $38,764 in 2002	22,784	102,250
Trade names and franchise costs, net of accumulated amortization of $33,652 in 2003 and $30,396 in 2002	90,213	93,499
Deferred acquisition costs	3,107	3,111
Deferred expenses, net of accumulated amortization of $64,763 in 2003 and $64,441 in 2002	56,410	52,008
Other assets	6,367	39,921

Total assets	$4,056,838	$4,473,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237,136	$235,446
Deposits	27,082	31,252
Borrowings associated with assets held for sale	107,180	45,835
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	648,994	385,786

Total current liabilities	1,020,392	698,319

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	2,007,333	2,394,922
Derivative financial instruments	82,782	92,814
Deferred income taxes	22,787	156,070
Deferred income	10,008	9,068
Minority interest in the Operating Partnerships	21,368	21,368
Minority interest in other consolidated subsidiaries	38,380	38,518
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding:
13,776,480 in 2003 and 13,170,620 in 2002	138	132
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding:
168,211,152 in 2003 and 167,999,126 in 2002	1,682	1,680
Additional paid in capital	4,101,554	4,039,656
Receivables from shareholders and affiliates	(18,121)	(18,121)
Accumulated other comprehensive income	(10,486)	(15,221)
Accumulated deficit	(3,220,979)	(2,945,747)

Total shareholders’ equity	853,788	1,062,379

Total liabilities and shareholders’ equity	$4,056,838	$4,473,458

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Hotel revenue	$341,099	$369,562	$701,514	$744,921
Management fee and service fee income	4,430	4,574	8,850	9,043
Interest and other income	928	1,870	2,184	3,975

Total revenue	346,457	376,006	712,548	757,939

Expenses:
Hotel expenses	262,625	272,914	526,985	541,253
General and administrative	16,143	18,951	34,361	39,125
Bond offering cancellation costs	—	4,504	—	4,504
Interest expense	49,801	54,401	92,898	112,687
Depreciation and amortization	53,158	57,071	107,148	113,084
(Gain) loss on sale of assets	—	(1,159)	4,937	3,611
Impairment loss	2,040	—	6,133	162
Loss on derivative instruments	7,425	34,378	19,093	33,044

Total expenses	391,192	441,060	791,555	847,470

Operating loss from continued operations	(44,735)	(65,054)	(79,007)	(89,531)
Equity in earnings of unconsolidated subsidiaries	1,275	54	701	898

Loss from continued operations before income taxes and minority interest	(43,460)	(65,000)	(78,306)	(88,633)
Income tax benefit	16,273	23,952	31,827	32,657

Loss from continued operations before minority interest	(27,187)	(41,048)	(46,479)	(55,976)
Minority interest in consolidated subsidiaries	(225)	(23)	(270)	(322)

Loss from continued operations	(27,412)	(41,071)	(46,749)	(56,298)

Discontinued operations:
(Loss) income from discontinued operations, net of taxes and minority interest	(29,625)	1,060	(100,734)	(2,791)
Impairment loss, net of taxes and minority interest	(37,303)	—	(54,269)	—
Gain (loss) on sale of assets, net of taxes and minority interest	2,827	(1,354)	2,827	(1,354)

Loss from discontinued operations, net of taxes and minority interest	(64,101)	(294)	(152,176)	(4,145)

Loss before accounting change	(91,513)	(41,365)	(198,925)	(60,443)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(324,102)

Net loss	$(91,513)	$(41,365)	$(198,925)	$(384,545)
Preferred stock dividends	(38,509)	(35,500)	(76,308)	(70,580)

Net loss attributable to common shareholders	$(130,022)	$(76,865)	$(275,233)	$(455,125)

Basic and diluted loss per common share:
Loss from continued operations	$(0.39)	$(0.46)	$(0.73)	$(0.76)
Loss from discontinued operations, net of taxes and minority interest	(0.38)	—	(0.91)	(0.02)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(1.93)

Net loss per common share	$(0.77)	$(0.46)	$(1.64)	$(2.71)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(198,925)	$(384,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	121,424	145,772
Amortization of unearned stock compensation	965	1,801
Amortization of deferred loan costs	16,284	13,009
Net loss on sale of assets	225	5,867
(Gain) loss on derivative financial instruments	(4,486)	12,729
Impairment loss on assets	96,582	162
Write-off of intangible assets	151,916	992
Write-off of deferred acquisition costs	191	1,022
Provision for bad debt expense	4,585	1,449
Equity in earnings of unconsolidated subsidiaries	(701)	(898)
Minority interest in consolidated subsidiaries	693	939
Deferred income taxes	(136,411)	(46,095)
Cumulative effect of change in accounting principle	—	324,102
Changes in assets and liabilities:
Accounts receivable and other assets	10,595	(2,230)
Inventory	1,553	999
Deferred income	419	912
Accounts payable and other accrued expenses	(28,239)	(10,690)

Net cash provided by operating activities	36,670	65,297

Cash flows from investing activities:
Improvements and additions to hotel properties	(16,753)	(22,167)
Proceeds from sale of assets	97,724	11,561
Changes in restricted cash accounts	(17,436)	(18,846)
Collection on notes receivable	194	2,741
Advances on other notes receivable	(1,089)	(165)
Deferred acquisition costs	(640)	(949)
Management contract costs	(19)	(257)
Investment in unconsolidated subsidiaries	—	(327)
Distributions from unconsolidated subsidiaries	400	968

Net cash provided by (used in) investing activities	62,381	(27,441)

Cash flows from financing activities:
Borrowings under line of credit facility and mortgage notes	460,000	10,000
Repayments of borrowings under credit facility and other debt	(523,035)	(122,738)
Payment of deferred loan costs	(19,910)	(12,303)
Contribution received from minority interest in consolidated subsidiaries	—	1,075
Distribution made to minority interest in other partnerships	(831)	(2,277)
Other	—	(59)

Net cash used in financing activities	(83,776)	(126,302)

Foreign currency translation adjustment	(12)	738
Net increase (decrease) in cash and cash equivalents	15,263	(87,708)
Cash and cash equivalents at beginning of period	37,239	165,702

Cash and cash equivalents at end of period	$52,502	$77,994

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owner/operators. As of June 30, 2003, Wyndham owned interests in 100 hotels with over 29,300 guestrooms and leased 10 hotels from third parties with over 1,500 guestrooms. In addition, Wyndham managed 26 hotels for third party owners with over 8,000 guestrooms and franchised 67 hotels with over 13,013 guestrooms.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships—The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest. Also, in January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

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

The Company maintains a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $500 per occurrence for general liability and $250 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of June 30, 2003, the Company’s balance sheet included an estimated liability with respect to this self-insurance program of $26,727.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During the three and six months ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of the Company’s variable-rate debt. As of June 30, 2003, the Company did not have any derivatives designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes. The Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

materially incorrect. Because the Company uses the derivative instruments to reduce its exposure to increases in variable interest rates, thus effectively fixing a portion of its variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

The Company is a defendant in lawsuits that arise out of, and are incidental to, the conduct of its business. Management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against the Company (see Note 7).

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to continue to do so. At June 30, 2003, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for the Company’s stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net loss attributable to common shareholders, as reported	$(130,022)	$(76,865)	$(275,233)	$(455,125)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)	(15)	(272)	(498)

Pro forma net loss attributable to common shareholders	$(130,032)	$(76,880)	$(275,505)	$(455,623)

Earnings per share:
Basic and diluted loss per common share—as reported	$(0.77)	$(0.46)	$(1.64)	$(2.71)
Basic and diluted—pro forma loss per common share	$(0.77)	$(0.46)	$(1.64)	$(2.71)

Goodwill

Goodwill was recognized in connection with the acquisition of certain businesses and was amortized utilizing the straight-line method over a period of 10 to 40 years. However, on January 1, 2002, the Company completed the two step process prescribed by SFAS 142 “Goodwill and Other Intangible Assets” for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in January 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Company did not record $12,136 of amortization in 2002, and will not be recording $12,136 of amortization annually. Upon implementation of SFAS 142, the Company identified finite lived intangible assets related to our tradenames and determined that there was no indication of impairment on these finite lived intangible assets.

Recent Pronouncements—In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. Finally, SFAS 148 amends APB 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company made the disclosure required by the provisions of SFAS 148 on page 7 under “Stock Compensation.”

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” derivative and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company is currently evaluating the provisions of SFAS 149, but believes its adoption will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. The Company is currently evaluating the provisions of SFAS 150, but believes its adoption will not have a material impact on its financial position or results of operations.

Reclassification—Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or accumulated deficits.

2.    Disposition of Assets:

During the six months ended June 30, 2003, the Company sold its investments in eleven hotels, certain undeveloped land and a golf venture. The Company received net cash proceeds of approximately $24,640, after the repayment of mortgage debt of approximately $67,657. The Company recorded a net loss of $1,234 as a result of these asset sales, net of impairment of $36,162. Also, $21,816 of the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

Also during the six months ended June 30, 2003, leases on 27 hotel properties (15 Summerfield Suites® by Wyndham and 12 Wyndham Hotels and Garden Hotels) operated by two subsidiaries of the Company were terminated by Hospitality Properties Trust (HPT). The subsidiaries of the Company are in negotiations with HPT on the final franchise agreements for these properties. On an annualized basis, based upon projections for the calendar year 2003, the estimated positive impact on cash flow of the lease terminations to the subsidiaries of the Company is $14,300. For the six months ended June 30, 2003, the terminations resulted in a non-cash write-off of approximately $150,000 for the leases’ remaining book value.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

3.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of June 30, 2003 and December 31, 2002 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	June 30, 2003	December 31, 2002	Amortization	Interest Rate	Maturity
Revolving Credit Facility	$168,732	$156,406	None	Libor + 3.75%(2)	June 30, 2004(1)
Term Loans	1,093,106	1,183,177	(3)	Libor + 4.75%(4)	June 30, 2006
Increasing Rate Loans	389,499	447,699	None	Libor + 4.75%(4)	June 30, 2004(1)
Bear, Stearns Funding, Inc.(5)	—	154,198	None	Libor + 2.90%	— (5)
Lehman Brothers Holdings Inc.(5)	—	174,520	None	Libor + 3.5%	— (5)
Lehman Brothers Holdings Inc.(6)	176,305	177,388	(6)	Libor + 1.8%	August 10, 2004
Lehman Brothers Holdings Inc.(7)	39,613	39,873	(7)	8.0%(7)	September 10, 2004
Lehman Brothers Holdings Inc. IV(8)	425,000	—	(8)	7.48%(8)	June 9, 2005
Metropolitan Life Insurance(9)	94,220	94,937	(10)	8.08%	October 1, 2007
Other Mortgage Notes Payable(11)	338,088	356,882	Various	(12)	(12)
Unsecured financing	1,509	1,509	None	10.5%	May 15, 2006
Capital lease obligations	37,435	39,954

	$2,763,507	$2,826,543
Less current portion:
Mortgage debt-assets held for sale(13)	(107,180)	(45,835)
Current portion of borrowings	(648,994)	(385,786)

Long term debt	$2,007,333	$2,394,922

(1)	The Company entered into amendments and restatements of its senior credit facilities. Upon the satisfaction of certain conditions, the consenting lenders’ maturity dates for the revolving credit facility and the increasing rate loans will be extended to April 1, 2006.
(2)	The one-month LIBOR rate at June 30, 2003 was 1.12%. The rate increased from LIBOR plus 3.00% to LIBOR plus 3.75% on January 24, 2002.
(3)	In January 2003, the Company repaid $7,708 under the term loans and $2,292 was repaid in April 2003 and $5,000 is to be repaid each six months until the final payment of principal which is due on June 30, 2006.
(4)	The rate increased from LIBOR plus 3.75% to LIBOR plus 4.75% on January 24, 2002.
(5)	The debt balance was refinanced on June 11, 2003.
(6)	The loan is collateralized by four hotel properties with a net book value of $217,293 as of June 30, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods.
(7)	The loan is collateralized by three hotel properties with a net book value of $107,355 as of June 30, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.
(8)

The loan is collateralized by nineteen hotel properties with a net book value of $592,548 as of June 30, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods. The interest rate is the sum of (x) the greater of (i) LIBOR and (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. The current spread is 4.98% and LIBOR is less

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

than 2.5%, which results in a current interest rate of 7.48%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.

(9)	The loan is collateralized by six Doubletree hotels with a net book value of $137,959 as of June 30, 2003.
(10)	The loan requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.
(11)	The loans are collateralized by ten hotel properties and a parcel of land with a net book value of $692,886 as of June 30, 2003.
(12)	Interest rates range from fixed rates of 6.5% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 5.57%. The mortgages have a weighted average interest rate as of June 30, 2003 of 4.73%. Maturity dates range from 2003 through 2023.
(13)	Subsequent to June 30, 2003, a portion of the senior credit facility and a portion of the increasing rate loan facility were paid down by a total of $24,400 due to the sale of two assets.

On March 4, 2003, the Company entered into a fourth amendment and restatement of its term loan and revolving credit facility and a third amendment of its increasing rates loan facility. The amendments include the following:

•	an increase in the letter of credit availability under the revolving facility from $75,000 to $90,000;

•	waivers and consents by the lenders to any resolution of issues surrounding certain under-performing properties;

•	extension of the outside date by which the Company must grant mortgage liens to the lenders on certain excluded properties under the credit facilities; and

•	authorization to effect certain administrative organizational changes to the Company’s corporate structure.

On May 29, 2003, the Company entered into a fifth amendment and restatement of its term loan and revolving credit facility and a fourth amendment of its increasing rate loans facility. The amendments provide for the extension of the maturity dates on the Company’s revolving and increasing rate loan facilities (currently scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of approximately $194,000 of the term and increasing rate facilities before February 29, 2004. The primary source of funds for the $194,000 repayment will be proceeds of asset sales and refinancings. As of August 12, 2003, the Company had repaid $154,000 using the proceeds of the Lehman IV refinancing discussed below and two asset sales. The Company may also use corporate cash and up to $10,000 from the revolving credit facility to meet the target paydown amount. In connection with the maturity extensions, the available commitments under the Company’s revolving credit facility will also be reduced by $85,000. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Loans held by non-consenting lenders currently totaling $19,400 will retain the original maturity date. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities.

In order to obtain the maturity extensions, the Company was required to, among other things, refinance or extend the maturity date of its 1999 commercial mortgage-backed securities pool with Lehman Brothers Holdings, Inc. beyond June 30, 2006. This requirement was satisfied on June 11, 2003 by the completion of a $425,000 mortgage refinancing secured by 19 hotel properties. The loan was made by affiliates of Lehman Brothers Holdings, Inc. and bears interest at the rate set forth in Note 3, footnote 8 and has an initial maturity date of June 9, 2005. The Company, in its sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the 1999 mortgage pool described above and a second mortgage pool that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Upon the effectiveness of the maturity extensions, the Company may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22,500 to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as the Company maintains a pro forma minimum revolving facility commitment availability after giving effect to such retention. Following the retention described above, the Company will apply net cash proceeds in the following manner: first, the initial $20,000 of asset sale proceeds each year may be retained by the Company, provided that the second $10,000 of the $20,000 may be retained only if the Company’s liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including maximum Company liquidity levels, the Company may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35,000 a year; third, to repay scheduled term loan prepayments; fourth, after the Company has retained $35,000 in such year, or if the Company is not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro-rata basis. The Company also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

4.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. At June 30, 2003, the estimated fair value of the interest rate hedges represented a liability of $82,782. The Company has no embedded derivatives under SFAS 133, as amended, at June 30, 2003.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The following table represents the derivatives in place as of June 30, 2003:

	Notional Amount	Maturity Date	Swap Rate		Cap Rate		Floor Rate		Trigger Level		Fair Market Value
Type of Hedge:
Interest Rate Cap	$176,121	08/10/2003	n/a		7.25%		n/a		n/a		$—
Interest Rate Cap	18,990	07/03/2004	n/a		6.50%		n/a		n/a		—
Interest Rate Cap	27,680	07/03/2004	n/a		7.10%		n/a		n/a		—
Interest Rate Cap	42,760	07/03/2004	n/a		8.10%		n/a		n/a		—
Interest Rate Cap	42,760	07/03/2004	n/a		9.70%		n/a		n/a		—
Interest Rate Cap	25,975	08/02/2004	n/a		8.50%		n/a		n/a		—
Structured Collar	180,000	11/04/2004	n/a		6.60	%(1)	5.65	%(2)	n/a		(11,926)
Interest Rate Cap	3,120	07/01/2005	n/a		9.75%		n/a		n/a		—
Interest Rate Cap	106,000	07/01/2005	n/a		9.75%		n/a		n/a		4
Interest Rate Cap	275,000	07/09/2005	n/a		3.50	%-4.25%(3)	n/a		n/a		185
Interest Rate Cap	150,000	07/09/2005	n/a		3.50	%-4.25%(3)	n/a		n/a		101
Interest Rate Cap	20,000	09/10/2004	n/a		7.00%		n/a		n/a		—
Interest Rate Cap	13,000	09/10/2004	n/a		7.00%		n/a		n/a		—
Interest Rate Cap	7,000	09/10/2004	n/a		7.00%		n/a		n/a		—

	$1,088,406										$(11,636)

Interest Rate Swap	$24,819	09/30/2005	4.62%		n/a		n/a		n/a		$(17)
Interest Rate Swap	24,405	12/31/2005	7.00%		n/a		n/a		5.61%		(497)
Interest Rate Swap	14,316	04/01/2005	3.92	%-4.73%	6.50%		n/a		5.50%		(816)
Interest Rate Swap	43,875	08/01/2005	4.36	%-5.25%	7.85%		n/a		5.75%		(3,276)
Interest Rate Swap	150,000	03/06/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(14,260)
Interest Rate Swap	550,000	03/07/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(52,280)

	$807,415										$(71,146)

(1)	If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, the cap rate shall not be effective. If on a reset date, LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%.
(2)	If on a reset date, LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%.
(3)	3.5% is the first year cap rate and 4.25% is the second year cap rate.

In the second quarter of 2003, the Company recorded a gain of $6,227 for the change in the fair market value of the interest rate hedge contracts through earnings, and a reduction of $225 (net of taxes of $150) through other comprehensive income. Also, in the second quarter of 2003, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $12,168 in settlement payments for the ineffective hedges during the second quarter of 2003.

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

(in thousands, except share amounts)

(unaudited)

5.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(91,513)	$(41,365)	$(198,925)	$(384,545)
Unrealized (loss) gain on securities held for sale	1,323	(172)	1,140	61
Unrealized foreign exchange loss	(12)	(1,071)	(39)	(1,163)
Unrealized gain on derivative instruments	1,115	2,981	3,634	7,572

Total comprehensive income	$(89,087)	$(39,627)	$(194,190)	$(378,075)

6.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
	Basic and Diluted (1)(2)	Basic and Diluted (1)(2)
Loss from continued operations	$(27,412)	$(41,071)
Loss from discontinued operations	(64,101)	(294)
Preferred stock dividends	(38,509)	(35,500)

Net loss attributable to common shareholders	$(130,022)	$(76,865)

Weighted average number of shares outstanding	168,079	167,942

Loss per share:
Loss from continued operations	$(0.39)	$(0.46)
Loss from discontinued operations, net of taxes and minority interest	(0.38)	—

Net loss per common share	$(0.77)	$(0.46)

(1)	For the three months ended June 30, 2003, the dilutive effect of unvested stock grants of 13,264 and 160,378 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended June 30, 2002, the dilutive effect of unvested stock grants of 13,581 and 146,455 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2)	For the three months ended June 30, 2003, options to purchase 14,282 shares of common stock at prices ranging from $0.20 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the three months ended June 30, 2002, options to purchase 13,235 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	Basic and Diluted (1)(2)	Basic and Diluted (1)(2)
Loss from continued operations	$(46,749)	$(56,298)
Loss from discontinued operations	(152,176)	(4,145)
Preferred stock dividends	(76,308)	(70,580)

Loss attributable to common shareholders before cumulative effect of accounting change	(275,233)	(131,023)
Cumulative effect of accounting change	—	(324,102)

Net loss attributable to common shareholders	$(275,233)	$(455,125)

Weighted average number of shares outstanding	168,042	167,898

Loss per share:
Loss from continued operations	$(0.73)	$(0.76)
Loss from discontinued operations, net of taxes and minority interest	(0.91)	(0.02)
Cumulative effect of a change in accounting principle, net of taxes	—	(1.93)

Net loss per common share	$(1.64)	$(2.71)

(1)	For the six months ended June 30, 2003, the dilutive effect of unvested stock grants of 13,345 and 160,378 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2002, the dilutive effect of unvested stock grants of 13,544 and 146,455 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2)	For the six months ended June 30, 2003, options to purchase 14,282 shares of common stock at prices ranging from $0.20 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the six months ended June 30, 2002, options to purchase 13,235 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

7.    Commitments and Contingencies:

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and Paine Webber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the Company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. Paine Webber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed. No discovery has been taken yet and the Court has not yet certified a class. The Company intends to defend the suits vigorously.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pre-trial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. The Company intends to defend the suits vigorously.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The parties reached a settlement on July 23, 2003 and exchanged mutual releases. The parties also submitted a stipulation of dismissal of the case to the Supreme Court of New York on July 23, 2003.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming the Company, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act and False Claims Act. The Company filed a motion to dismiss this suit which was granted in part and the individual defendants were dismissed. The Attorney General has appealed the dismissal of the individual defendants. The Company intends to vigorously defend this lawsuit and oppose the appeal.

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

On February 18, 2003, a lawsuit was filed by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that the Company violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege the Company breached a fiduciary duty to them and the other class members by seeking to take advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The Company intends to vigorously defend the lawsuit.

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or results of operations of the Company.

8.    Dividends:

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

During the three months ended June 30, 2003, the Company issued stock dividends of approximately 244,640 shares of series A and series B preferred stock with a value of $24,464. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 67,377 shares of series A and series B preferred stock with a value of $6,738 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of June 30, 2003.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

As of June 30, 2003, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $58,500 and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

•	The Wyndham branded properties are: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites® by Wyndham. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries and laundry and room service. Summerfield Suites® by Wyndham offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

•	Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson® and Hyatt®.

•	Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The total revenue and operating income (loss) for each segment for the three and six months ended June 30, 2003 and 2002 are as follows:

Three months ended June 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$297,927	$43,172	$5,358	$346,457
Operating income (loss)	65,438	8,126	(118,299)	(44,735)

Three months ended June 30, 2002	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$310,722	$58,840	$6,444	$376,006
Operating income (loss)	81,869	12,059	(158,982)	(65,054)

Six months ended June 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$612,689	$88,825	$11,034	$712,548
Operating income (loss)	148,677	14,512	(242,196)	(79,007)

Six months ended June 30, 2002	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$627,243	$117,678	$13,018	$757,939
Operating income (loss)	175,089	23,317	(287,937)	(89,531)

The following table represents revenue information by geographic area for the three and six months ended June 30, 2003 and 2002, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended June 30, 2003
	United States	International	Total
Revenues	$340,068	$6,389	$346,457

	Three Months ended June 30, 2002
	United States	International	Total
Revenues	$369,826	$6,180	$376,006

	Six Months ended June 30, 2003
	United States	International	Total
Revenues	$698,412	$14,136	$712,548

	Six Months ended June 30, 2002
	United States	International	Total
Revenues	$744,430	$13,509	$757,939

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

10.    Supplemental Cash Flow Disclosure:

During the three months ended June 30, 2003, the Company issued a stock dividend of 244,640 shares of series A and series B preferred stock with a value of $24,464. The Company deferred payment of the cash portion of the dividend of approximately $7,305. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 67,378 shares of series A and series B preferred stock with a value of $6,738 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the series A and B preferred stock were in arrears for at least 60 days as of June 30, 2003.

During the three months ended March 31, 2003, the Company issued a stock dividend of 239,016 shares of series A and series B preferred stock with a value of $23,902. The Company deferred payment of the cash portion of the dividend of approximately $7,312. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 65,853 shares of series A and series B preferred stock with a value of $6,585 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the series A and B preferred stock were in arrears for at least 60 days as of March 31, 2003.

During the three months ended June 30, 2003, the Company recorded an accrual of $6,601 as a result of the change in the fair market value of the derivatives with the offset recognized as a net gain of $6,227 and an increase to other comprehensive income of $225 (net of taxes of $150). Also, in the second quarter of 2003, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

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

11.    Subsequent Event:

On July 24 and August 8, 2003, the Company sold two hotels for $32,400 in separate transactions. The hotels had no mortgage debt. As part of the sale agreements, one hotel will retain the Wyndham flag under a ten-year management agreement and one hotel will retain the Wyndham flag under a twenty-year franchise agreement. These properties have been classified as assets held for sale in the balance sheet as of June 30, 2003 and the results of operations have been reported separately as discontinued operations. As a result of these asset sales, the Company paid down a portion of the senior credit facility and a portion of the increasing rate loan facility by approximately $24,400.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors” in our 2002 Annual Report on Form 10-K, as well as the following:

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

Results of operations:

General

As of June 30, 2003, we had 110 owned and leased hotels with approximately 30,900 guestrooms as compared to 164 owned and leased hotels with approximately 42,600 guestrooms at June 30, 2002. This decrease was a result of hotels sold and leases terminated during that twelve month period. As of June 30, 2003, we managed 26 hotels and franchised 67 hotels as compared to 30 managed hotels and 24 franchised hotels at June 30, 2002.

We continue to sell our non-strategic assets to reduce debt. At June 30, 2003, we had approximately $213 million of assets classified as held for sale, net of impairment of $89.1 million. We classified certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

On March 4, 2003, we entered into a fourth amendment and restatement of our term loan and revolving credit facility and a third amendment of our increasing rates loan facility. The amendments and restatements include the following:

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

On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility. The amendments provide for the extension of the maturity dates on our revolving and increasing rate loan facilities (currently scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of approximately $194 million of the term and increasing rate facilities before February 29, 2004. The primary source of funds for the $194 million repayment will be proceeds of asset sales and refinancings. As of August 12, 2003, we had repaid $154 million using the proceeds of the Lehman IV refinancing discussed below and two asset sales. We may also use corporate cash and up to $10 million from the revolving credit facility to meet the target paydown amount. In connection with the maturity extensions, the available commitments under our revolving credit facility will also be reduced by $85 million. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Loans held by non-consenting lenders currently totaling $19.4 million will retain the original maturity date. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities.

In order to obtain the maturity extensions, we were required to, among other things, refinance or extend the maturity date of our 1999 commercial mortgage-backed securities pool with Lehman Brothers Holdings, Inc. beyond June 30, 2006. A portion of this requirement was satisfied on June 11, 2003 by the completion of a $425 million mortgage refinancing secured by 19 hotel properties. The remainder of the conditions must be satisfied by February 29, 2004. The loan was made by affiliates of Lehman Brothers Holdings, Inc. and bears interest at the rate set forth in Note 3, footnote 8 and has an initial maturity date of June 9, 2005. We, in our sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the 1999 mortgage pool described above and a second mortgage pool that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

Upon the effectiveness of the maturity extensions, we may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22.5 million to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as we maintain a pro forma minimum revolving facility commitment availability after giving effect to such retention. Following the retention described above, we will apply net cash proceeds in the following manner: first, the initial $20 million of asset sale proceeds each year may be retained by us, provided that the second $10 million of the $20 million may be retained only if our liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including our maximum liquidity levels, we may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35 million a year; third, to repay scheduled term loan prepayments; fourth, after we have retained $35 million in such year, or if we are not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

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

During the remainder of 2003, we have scheduled principal payments and debt maturities of approximately $13.8 million. During 2004, we have scheduled principal payments and debt maturities of approximately $863 million. Of that amount, we can elect to extend $215.9 million for two additional twelve month periods. Also, with the fifth amendment and restatement of our term loan and revolving credit facility and the fourth amendment of our increasing rate loans facility, the maturity date of our revolving and increasing rate loan facilities totaling $558 million currently due on June 30, 2004, will be extended to April 1, 2006 upon the satisfaction of certain conditions. We are seeking to refinance the remaining scheduled principal payments and debt prior to their maturities in 2003 and 2004; however, there can be no assurance that we will be able to do so.

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

Results of Operations: Three months ended June 30, 2003 compared with the three months ended June 30, 2002

Our hotel revenues were $341,099,000 and $369,562,000 for the three months ended June 30, 2003 and 2002, respectively. Approximately $13,386,000 of the decrease in our hotel revenues is attributable to those hotels that were sold since June 30, 2002. The remaining decrease is attributable to the declining revenues throughout our owned and leased hotel portfolio. While occupancy remained flat, revenue per available room, or RevPAR, and average daily rate, or ADR, decreased 5.40% and 5.80%, respectively, for the three months ended June 30, 2003 as compared to the same period in 2002.

Our hotel expenses were $262,625,000 and $272,914,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease of $10,289,000 in our hotel expenses was in part due to hotels that were sold since June 30, 2002 and staffing reductions at the hotels and other cost saving initiatives we implemented as our hotel revenues declined.

Our management fee and service fee income was $4,430,000 and $4,574,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of nine contracts since June 30, 2002. The decrease was offset by 36 new management and franchise contracts acquired subsequent to June 30, 2002.

Our interest and other income was $928,000 and $1,870,000 for the three months ended June 30, 2003 and 2002, respectively. Approximately $863,000 of the decrease in interest and other income can be attributed to dividend and interest income from investments that were sold subsequent to June 30, 2002 and certain one-time transaction fees incurred in June 2002. The remaining decrease is attributable to the reductions of our note receivables in 2003 as compared to the same period in 2002.

Our general and administrative expenses were $16,143,000 and $18,951,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in our general and administrative expenses for the three months ended June 30, 2003 is primarily a result of the following: reductions in bonus accruals of $1,770,000, reductions in deferred compensation expenses of $501,000, reductions in receivable write-offs of $727,000 and reductions in conversion costs of $275,000. These reductions in general and administrative costs were offset by increases in directors’ and officers’ insurance costs of $418,000, increases in legal costs of $250,000 and increases in leasehold termination costs of $522,000.

During the three months ended June 30, 2002, our bond offering cancellation costs were $4,504,000. We withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Our interest expense was $49,801,000 and $54,401,000 for the three months ended June 30, 2003 and 2002, respectively. This decrease is a result of a reduction in the amount of our total debt and lower interest rates. At June 30, 2003 and 2002, we had approximately $2.76 billion and $3.32 billion of debt, respectively. Also, the one-month LIBOR rate was 1.12% and 1.84% as of June 30, 2003 and 2002, respectively, and our weighted average interest rate as of June 30, 2003 was 5.88% as compared to 6.00% as of June 30, 2002.

Our depreciation and amortization expense was $53,158,000 and $57,071,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in depreciation expense is due to assets becoming fully depreciated subsequent to the three months ended June 30, 2002.

The benefit for income taxes was $16,273,000 and $23,952,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in the tax benefit is due to lower operating losses during the quarter ended June 30, 2003 as compared to same period in 2002.

Minority interests’ share of income in consolidated subsidiaries was $225,000 and $23,000 for the three months ended June 30, 2003 and 2002, respectively. The increase is attributable to better operating results due to lower hotel expenses in the joint venture partnerships.

For the three months ended June 30, 2003, we recorded a gain of $6,227,000 as compared to a loss of $18,533,000 for the three months ended June 30, 2002 for the change in the fair market value of interest rate hedge contracts. In addition, a reduction of $225,000 (net of taxes of $150,000) and a charge of $103,000 (net of taxes of $69,000) were recorded against other comprehensive income for the three months ended June 30, 2003 and 2002, respectively, for such change. Also, during the three months ended June 30, 2003 and 2002, we paid $12,168,000 and $10,704,846 respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $890,000 (net of taxes of $594,000) and $3,084,000 (net of taxes of $2,056,000) for the three months ended June 30, 2003 and 2002, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Loss from discontinued operations was $64,101,000 and $294,000 for the three months ended June 30, 2003 and 2002, respectively. The increase in loss is attributable to the loss from operations of $2,424,000; impairment charges of $37,303,000, net of taxes; and the write-off of the remaining book value of the terminated HPT leases of $28,261,000, net of taxes. The loss from discontinued operations was offset by an increase in gain on sale of assets of $4,181,000.

Impairment loss was $2,040,000 for the three months ended June 30, 2003. The impairment loss is a pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the quarter ended June 30, 2003, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Our resulting net loss for the three months ended June 30, 2003 was $91,513,000 as compared to a net loss of $41,365,000 for the three months ended June 30, 2002.

Results of Operations: Six months ended June 30, 2003 compared with the six months ended June 30, 2002

Our hotel revenues were $701,514,000 and $744,921,000 for the six months ended June 30, 2003 and 2002, respectively. Approximately $22,234,000 of the decrease in our hotel revenues is attributable to those hotels that were sold since June 30, 2002. The remaining decrease is attributable to the declining revenues throughout our owned and leased hotel portfolio. While occupancy increased 2.0%, RevPAR and ADR decreased 3.80% and 5.90%, respectively, for the six months ended June 30, 2003 as compared to the same period in 2002.

Our hotel expenses were $526,985,000 and $541,253,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease of $14,268,000 in our hotel expenses was in part due to hotels that were sold since June 30, 2002 and staffing reductions at the hotels and other cost saving initiatives we implemented as our hotel revenues declined. These decreases were offset in part by an increase of approximately $4,083,000 in our property, general liability, worker compensation and health insurance premiums during the six months ended June 30, 2003 compared to June 30, 2002.

Our management fee and service fee income was $8,850,000 and $9,043,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of nine contracts since June 30, 2002. The decrease was offset by 46 new management and franchise contracts acquired subsequent to June 30, 2002.

Our interest and other income was $2,184,000 and $3,975,000 for the six months ended June 30, 2003 and 2002, respectively. Approximately $1,721,000 of the decrease in interest and other income can be attributed to dividend and interest income from investments that were sold subsequent to June 30, 2002 and certain one-time transaction fees incurred in 2002. The remaining decrease is attributable to the reductions of our note receivables in 2003 as compared to the same period in 2002.

Our general and administrative expenses were $34,361,000 and $39,125,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in our general and administrative expenses for the six months ended June 30, 2003 is primarily a result of the following: reductions in bonus accruals of $3,836,000, reductions in deferred compensation expenses of $837,000, reductions in legal fees of $2,352,000, reductions in development and acquisition costs of $1,086,000 and reductions in conversion costs of $939,000. These reductions in general and administrative costs were offset by increases in receivable write-offs of $3,251,000, increases in directors’ and officers’ insurance of $837,000, increases in leasehold termination costs of $522,000, reductions in management contract costs of $476,000 and a litigation settlement accrual of $1,021,000.

During the six months ended June 30, 2002, our bond offering cancellation costs were $4,504,000. We withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Our interest expense was $92,898,000 and $112,687,000 for the six months ended June 30, 2003 and 2002, respectively. This decrease is a result of a reduction in the amount of our total debt and lower interest rates. At June 30, 2003 and 2002, we had approximately $2.76 billion and $3.32 billion of debt, respectively. Also, the one-month LIBOR rate was 1.12% and 1.84% as of June 30, 2003 and 2002, respectively, and our weighted average interest rate as of June 30, 2003 was 5.88% as compared to 6.00% as of June 30, 2002.

Our depreciation and amortization expense was $107,148,000 and $113,084,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in depreciation expense is due to assets becoming fully depreciated subsequent to the six months ended June 30, 2002.

The benefit for income taxes was $31,827,000 and $32,657,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in the tax benefit is due to lower operating losses during the six months ended June 30, 2003 as compared to same period in 2002.

Minority interests’ share of income in consolidated subsidiaries was $270,000 and $322,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease is due to lower operating results in the joint venture partnerships. The operating results were impacted by increases our property, general liability, worker compensation and health insurance premiums during the six months ended June 30, 2003 compared to June 30, 2002.

For the six months ended June 30, 2003, we recorded a gain of $7,879,000 as compared to a loss of $2,451,000 for the six months ended June 30, 2002 for the change in the fair market value of interest rate hedge contracts. In addition, a reduction of $1,516,000 (net of taxes of $1,011,000) and a charge of $1,405,000 (net of taxes of $936,000) were recorded against other comprehensive income for the six months ended June 30, 2003 and 2002, respectively, for such change. Also, during the six months ended June 30, 2003 and 2002, we paid $23,578,000 and $20,315,000, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $2,036,000 (net of taxes of $1,357,000) and $6,167,000 (net of taxes of $4,111,000) for the six months ended June 30, 2003 and 2002, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Loss from discontinued operations was $152,176,000 and $4,145,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in loss is attributable to the loss from operations of $7,107,000; impairment charges of $54,269,000, net of taxes; and the write-off of the remaining book value of the terminated HPT leases of $90,836,000, net of taxes. The loss from discontinued operations was offset by an increase in gain on sale of assets of $4,181,000.

Impairment loss was $6,133,000 and $162,000 for the six months ended June 30, 2003 and 2002, respectively. The impairment loss is the write-down of assets held for sale during the six months ended June 30, 2003 and a pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary during the six months ended June 30, 2003, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Our adoption of SFAS No. 142 during the six months ended June 30, 2002, resulted in the cumulative effect of an accounting change of $324,102,000 to reflect an adjustment to goodwill being recognized in our consolidated statement of operations.

Our resulting net loss for the six months ended June 30, 2003 was $198,925,000 as compared to a net loss of $384,545,000 for the six months ended June 30, 2002.

Results of reporting segments:

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties (2) non-proprietary branded hotel properties and (3) other. We have restated reportable segments for the three months ended June 30, 2002 to conform to the three months ended June 30, 2003 presentation.

For the three months ended June 30, 2003 compared with the three months ended June 30, 2002

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Gardens hotels® and Summerfield Suites® by Wyndham. This segment represented approximately 86% and 82.6% of our total revenue for the three months ended June 30, 2003 and 2002, respectively. Total revenue for this segment was $297,927,000 compared to $310,722,000 for the three months ended June 30, 2003 and 2002, respectively. Operating income for this segment was $67,893,000 compared to $83,229,000 for the three months ended June 30, 2003 and 2002, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 6.8% in the three months ended June 30, 2003. The decrease in ADR was partially offset by an increase in occupancy of 2.2%.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 12.5% and 15.6% of our total revenue for the three months ended June 30, 2003 and 2002, respectively. Total revenue for this segment was $43,172,000 compared to

$58,840,000 for the three months ended June 30, 2003 and 2002, respectively. Operating income for this segment was $8,126,000 and $12,059,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since June 30, 2002. Also, operating results were impacted by declines in ADR and occupancy of 4.4% and 5.3%, respectively.

During 2002, we identified 50 non-proprietary branded hotels as non-strategic assets that we intend to sell. We have sold 17 of these assets and 33 assets remain to be sold. However, these remaining 33 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of each asset’s fair value. The 33 assets represented approximately 18% and 16% of our revenue for the three months ended June 30, 2003 and 2002, respectively. In response to third party offers, we have also identified a limited number of Wyndham-branded assets that we would consider selling under limited circumstances and upon specific conditions. The Wyndham-branded assets include properties where we would retain a franchise or management agreement, properties that reside in markets where we have multiple Wyndham-branded assets and would maintain favorable market penetration after the sale, and properties that are inconsistent with the maintenance and development of the Wyndham brand.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $5,358,000 and $6,444,000 for the three months ended June 30, 2003 and 2002, respectively. The overall $1,086,000 decrease in this segment’s revenue was primarily the result of dividend and interest income from investments that were sold subsequent to June 30, 2002 and certain one-time transaction fees incurred in June 2002. Operating losses for this segment were $118,299,000 and $158,982,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in operating loss of $40,683,000 was primarily due to the following: reductions in bonus accruals of $1,770,000, reductions in deferred compensation expenses of $501,000, reductions in receivable write-offs of $727,000, reductions in conversion costs of $275,000, reductions in loss on derivative instruments of $26,575,000, reductions in bond cancellation costs of $4,504,000, reductions in interest expenses of $4,600,000, reductions in depreciation and amortization of $3,913,000 and lower gains on the sale of assets of $1,159,000. The reductions were offset by increases in directors’ and officers’ insurance costs of $418,000, increases in legal costs of $250,000, increases in leasehold termination costs of $522,000 and increases in impairment charge of $2,040,000.

For the six months ended June 30, 2003 compared with the six months ended June 30, 2002

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Gardens hotels® and Summerfield Suites® by Wyndham. This segment represented approximately 86% and 82.8% of our total revenue for the six months ended June 30, 2003 and 2002, respectively. Total revenue for this segment was $612,689,000 compared to $627,243,000 for the six months ended June 30, 2003 and 2002, respectively. Operating income for this segment was $154,347,000 compared to $177,720,000 for the six months ended June 30, 2003 and 2002, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 6.5% in the six months ended June 30, 2003. The decrease in ADR was partially offset by an increase in occupancy of 3.3%. Also, operating results were impacted by increases in our fixed expenses, such as property, general liability, worker compensation and health insurance.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 12.5% and 15.5% of our total revenue for each of the six months ended June 30, 2003 and 2002, respectively. Total revenue for this segment was $88,825,000 compared to $117,678,000 for the six months ended June 30, 2003 and 2002, respectively. Operating income for this segment was $14,512,000 and $23,317,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since June 30, 2002. Also, operating results were impacted by declines in ADR and occupancy of 5.8% and 2%, respectively, and by increases in our fixed expenses, such as property, general liability, worker compensation and health insurance.

During 2002, we identified 50 non-proprietary branded hotels as non-strategic assets that we intend to sell. We have sold 17 of these assets and 33 assets remain to be sold. However, these remaining 33 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of each asset’s fair value. The 33 assets represented approximately 17% and 16% of our revenue for the six months ended June 30, 2003 and 2002, respectively. In response to third party offers, we have also identified a limited number of Wyndham-branded assets that we would consider selling under limited circumstances and upon specific conditions. The Wyndham-branded assets include properties where we would retain a franchise or management agreement, properties that reside in markets where we have multiple Wyndham-branded assets and would maintain favorable market penetration after the sale, and properties that are inconsistent with the maintenance and development of the Wyndham brand.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $11,034,000 and $13,018,000 for the six months ended June 30, 2003 and 2002, respectively. The overall $1,984,000 decrease in this segment’s revenue was primarily the result of dividend and interest income from investments that were sold subsequent to June 30, 2002 and certain one-time transaction fees incurred in 2002. Operating losses for this segment were $242,196,000 and $287,937,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in operating loss of $45,741,000 was primarily due to the following: reductions in bonus accruals of $3,836,000, reductions in deferred compensation expenses of $837,000, reductions in legal fees of $2,352,000, reductions in development and acquisition costs of $1,086,000, reductions in derivative instruments of $13,951,000, reductions in bond cancellation costs of $4,504,000, reductions in interest expenses of $19,789,000, reductions in depreciation and amortization of $5,936,000 and reductions in conversion costs of $939,000. The reductions were offset by increases in receivable write-offs of $3,251,000, increases in directors’ and officers’ insurance of $837,000, increases in leasehold termination costs of $522,000, reductions in management contract costs of $476,000, increases in impairment of $5,971,000, increases in losses on the sale of assets of 1,326,000 and a litigation settlement accrual of $1,021,000.

Recent Events

During the three months ended June 30, 2003, and the subsequent months as of August 8, 2003, we sold our investments in thirteen hotels. We received net cash proceeds of approximately $36.3 million, after the repayment of mortgage debt of $67.6 million. We recorded a net gain of $3.9 million as a result of these asset sales, net of impairment of $68.2 million. Also, $38.6 million of the net cash proceeds were used by us to pay down a portion of the senior credit facility and increasing rate loans facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities. As part of the sale agreements, one hotel will retain the Wyndham flag under a ten-year management agreement and one hotel will retain the Wyndham flag under a twenty-year franchise agreement.

Also during the three months ended June 30, 2003, leases on 27 hotel properties (15 Summerfield Suites® by Wyndham and 12 Wyndham Hotels and Garden Hotels) held and operated by two of our subsidiaries were terminated by Hospitality Properties Trust (HPT). These subsidiaries are in negotiations with HPT on the final franchise agreements for these properties. On an annualized basis, based upon projections for the calendar year 2003, the estimated positive impact on cash flow of the lease terminations to our subsidiaries is $14.3 million. For six months ended June 30, 2003, the terminations resulted in a non-cash write-off of approximately $150 million for the leases’ remaining book value.

On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility. The amendments provide for the extension of the maturity dates on our revolving and increasing rate loan facilities (currently scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of approximately $194 million of the term and increasing rate facilities before February 29, 2004. The primary source of funds for the $194 million repayment will be proceeds of asset sales and refinancings. As of August 12,

2003, we had repaid $154 million using the proceeds of the Lehman IV refinancing discussed below and two asset sales. We may also use corporate cash and up to $10 million from the revolving credit facility to meet the target paydown amount. In connection with the maturity extensions, the available commitments under our revolving credit facility will also be reduced by $85 million. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Loans held by non-consenting lenders currently totaling $19.4 million will retain the original maturity date. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities.

In order to obtain the maturity extensions, we were required to, among other things, refinance or extend the maturity date of our 1999 commercial mortgage-backed securities pool with Lehman Brothers Holdings, Inc. beyond June 30, 2006. A portion of this requirement was satisfied on June 11, 2003 by the completion of a $425 million mortgage refinancing secured by 19 hotel properties. The remainder of the conditions must be satisfied by February 29, 2004. The loan was made by affiliates of Lehman Brothers Holdings, Inc. and bears interest at the rates set forth in Note 3, footnote 8 and has an initial maturity date of June 9, 2005. We, in our sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the 1999 mortgage pool described above and a second mortgage pool that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

Upon the effectiveness of the maturity extensions, we may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22.5 million to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as we maintain a pro forma minimum revolving facility commitment availability after giving effect to such retention. Following the retention described above, we will apply net cash proceeds in the following manner: first, the initial $20 million of asset sale proceeds each year may be retained by us, provided that the second $10 million of the $20 million may be retained only if our liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including our maximum liquidity levels, we may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35 million a year; third, to repay scheduled term loan prepayments; fourth, after we have retained $35 million in such year, or if we are not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

Statistical Information

Our portfolio of 110 owned and leased hotels experienced a decline in ADR and REVPAR for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 although occupancy increased over such period. The following table sets forth certain statistical information for the 110 owned and leased hotels for 2003 and 2002 as if the hotels were owned or leased for the entire periods presented.

	Three months ended June 30,						Six months ended June 30,
	Occupancy		ADR		REVPAR		Occupancy		ADR		REVPAR
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Wyndham Hotels & Resorts	75.5%	73.5%	$114.08	$121.58	$86.17	$89.4	73.0%	69.7%	$122.58	$130.12	$89.47	$90.73
Wyndham Luxury Resorts	79.6	79.1	208.62	229.26	166.02	181.24	76.7	76.9	241.91	261.39	185.62	201.2
Wyndham Garden Hotels	79.5	79.6	86.6	101.4	68.84	80.69	76.4	73.6	86.65	101.81	66.21	74.99
Summerfield Suites by Wyndham	87.6	82.0	92.7	104.01	81.2	85.31	83.6	78.7	91.88	103.83	76.77	81.65
Non-Proprietary Branded Hotels	59.1	62.4	88.33	92.4	52.21	57.7	58.1	60.1	89.37	94.83	51.92	57.0

Weighted average	70.6%	70.3%	$106.12	$112.71	$74.98	$79.28	68.5%	67.0%	$111.99	$118.99	$76.76	$79.77

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2003 were $52.5 million and our restricted cash was $154.1 million. Our cash and cash equivalents as of June 30, 2002 were $77.9 million and our restricted cash was $104.8 million. Included in restricted cash at June 30, 2003 is $33.1 million which is a portion of the net proceeds received from the sale of a portfolio of thirteen hotels. The $33.1 million will be used to cure defaults, make payments on such debt, refinance all or any portion of the debt and/or extend maturities and amortization payments in accordance with the credit facilities.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $36.7 million and $65.3 million for the six months ended June 30, 2003 and 2002, respectively. Operational cash flows were negatively impacted by lower cash generated from hotel operations as a result of hotels sold and lower RevPar which was 3.8% lower compared to the same period in 2002. The decrease in RevPar was negatively impacted by the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom. This was offset in part by lower interest expense payments of approximately $17.6 million as compared to the same period in 2002 due to the reduction in the amount of our total debt and the lower interest rates in 2003.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $62.4 million for the six months ended June 30, 2003, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels and changes in our restricted cash reserves during the period. Cash flows used in financing activities of $83.8 million for the six months ended June 30, 2003 were primarily related to principal repayments made on our debt and distributions made to limited partners.

Cash flows used in investing activities were $27.4 million for the six months ended June 30, 2002, resulting primarily from renovation expenditures at certain hotels and changes in our restricted cash reserves. This was offset by proceeds from the sale of assets during the period. Cash flows used in financing activities of $126.3 million for the six months ended June 30, 2002 were primarily related to principal payments made on our debt and distributions made to limited partners.

Credit Facilities

As of June 30, 2003, we had approximately $168.7 million outstanding under our revolving credit facility, $1.1 billion outstanding on our term loans, and $389.5 million outstanding under our increasing rate loans facility. Additionally, we had outstanding letters of credit totaling $66.8 million. Also as of June 30, 2003, we had $1.1 billion of mortgage debt outstanding that encumbered 42 hotels and capital leases and other debt of $38.9 million, resulting in total indebtedness of approximately $2.76 billion. Included in the total indebtedness is approximately $107.2 million of debt associated with assets held for sale. As of June 30, 2003, we had approximately $200 million in liquidity.

On March 4, 2003, we entered into a fourth amendment and restatement of our term loan and revolving credit facility and a third amendment of our increasing rates loan facility. The amendments and restatements include the following:

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

On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility. The amendments provide for the extension of the maturity dates on our revolving and increasing rate loan facilities (currently scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of approximately $194 million of the term and increasing rate facilities before February 29, 2004. The primary source of funds for the $194 million repayment will be proceeds of asset sales and refinancings. As of August 12, 2003, we had repaid $154 million using the proceeds of the Lehman IV refinancing discussed below and two asset sales. We may also use corporate cash and up to $10 million from the revolving credit facility to meet the target paydown amount. In connection with the maturity extensions, the available commitments under our revolving credit facility will also be reduced by $85 million. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Loans held by non-consenting lenders currently totaling $19.4 million will retain the original maturity date. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities.

In order to obtain the maturity extensions, we were required to, among other things, refinance or extend the maturity date of our 1999 commercial mortgage-backed securities pool with Lehman Brothers Holdings, Inc. beyond June 30, 2006. A portion of this requirement was satisfied on June 11, 2003 by the completion of a $425 million mortgage refinancing secured by 19 hotel properties. The remainder of the conditions must be satisfied by February 29, 2004. The loan was made by affiliates of Lehman Brothers Holdings, Inc. and bears interest at the rate set forth in Note 3, footnote 8 and has an initial maturity date of June 9, 2005. We, in our sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the 1999 mortgage pool described above and a second mortgage pool that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

Upon the effectiveness of the maturity extensions, we may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22.5 million to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as we maintain a pro forma minimum revolving facility commitment availability after giving effect to such retention. Following the retention described above, we will apply net cash proceeds in the following manner: first, the initial $20 million of asset sale proceeds each year may be retained by us, provided that the second $10 million of the $20 million may be retained only if our liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including our maximum liquidity levels, we may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35 million a year; third, to repay scheduled term loan prepayments; fourth, after we have retained $35 million in such year, or if we are not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund our normal recurring expenses, our debt service requirements, major renovations, expansions and other recurring capital improvements. We anticipate that these needs will be fully funded from our cash flows provided by operating activities, proceeds from asset sales and, when necessary, from our revolving credit facility. In the past, we have generally met our long-term liquidity requirements for the funding of activities, such as development, and scheduled debt maturities, through long-term secured and unsecured indebtedness and the proceeds from the sale of our assets.

Under the terms of the applicable credit facility, loan agreement, and lease agreement, as of June 30, 2003, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total	Remainder of 2003	2004		2005	2006	2007	2008 and thereafter
	(in thousands)
Long term debt and capital lease obligations	$2,763,507	$13,792	$863,006	(A)	$640,447	$1,080,118	$92,248	$73,896
Office leases(B)	8,490	1,079	2,122		1,900	1,900	1,412	77
Hotel and ground leases(B)	732,823	30,322	60,110		59,902	59,902	59,887	462,700

Total	$3,504,820	$45,193	$925,238		$702,249	$1,141,920	$153,547	$536,673

(A)	We entered into amendments and restatements of our senior credit facilities. Upon the satisfaction of certain conditions, the consenting lenders’ maturity dates for the revolving credit facility and the increasing rate loans will be extended to April 1, 2006.
(B)	Office, hotel and ground leases are operating leases and are included in operating expenses.

During the remainder of 2003, we have scheduled principal payments and debt maturities of approximately $13.8 million. During 2004, we have scheduled principal payments and debt maturities of approximately $863 million. Of that amount, we can elect to extend $215.9 million for two additional twelve month periods. Also, on May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility which will extend the maturity dates of our revolving and increasing rate loan facilities totaling $558 million currently due on June 30, 2004 to April 1, 2006 upon the satisfaction of certain conditions. We are seeking to refinance the remaining scheduled principal payments and debt prior to their maturities in 2003 and 2004; however, there can be no assurance that we will be able to do so. Although occupancies have improved from very depressed levels following the events of September 11, 2001, at present, it is not possible to predict either the severity or the duration of declines in the medium or long term on operations, liquidity, and capital resources (see page 14 of our December 31, 2002 Form 10-K “Risks Related to Our Indebtedness”).

Dividends

We do not anticipate paying a dividend to the common shareholders and are prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on the class A common stock. Also, the Company is prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying the cash portion of any dividends on the preferred stock. However, the holders of the preferred stock are entitled to receive on a quarterly basis a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. In addition, according to the terms of the series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends shall accrue at a rate per annum equal to 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until such time as all cash dividends in arrears have been paid in full. Such additional dividends shall be cumulative and payable in additional shares of preferred stock.

During the three months ended June 30, 2003, we issued stock dividends of approximately 244,640 shares of series A and series B preferred stock with a value of $24,464. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, we issued an additional stock dividend of 67,377 shares of series A and series B preferred stock with a value of $6,738 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of June 30, 2003.

During the three months ended March 31, 2003, we issued stock dividends of approximately 239,016 shares of series A and series B preferred stock with a value of $23,902. In addition, we issued an additional stock dividend of 65,853 shares of series A and series B preferred stock with a value of $6,585 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2003.

As of June 30, 2003, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $58.5 million and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Renovations and Capital Improvements

During the first six months of 2003, we invested approximately $16.8 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2003, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and $250,000 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of June 30, 2003, our balance sheet included an estimated liability with respect to this self-insurance program of $26,727,000.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During six months ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of June 30, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” derivative and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We are currently evaluating the provisions of SFAS 149, but believes its adoption will not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. For calendar-year-end companies, SFAS 150 will become effective at the beginning of their third quarters. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. We are currently evaluating the provisions of SFAS 150, but believes its adoption will not have a material impact on our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at June 30, 2003. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at June 30, 2003.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 2003.

	Remainder of 2003	2004(1)	2005	2006	2007	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$3,028	$5,270	$47,180	$7,012	$92,248	$64,221	$218,959	$213,777
Average Interest Rate	9.03%	8.92%	7.51%	9.22%	8.13%	9.26%
Variable Rate	$10,764	$857,736	$593,267	$1,073,106	$—	$9,675	$2,544,548	$2,544,548
Average Interest Rate	6.59%	7.12%	10.19%	9.59%	—%	1.80%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$755,978	$—	$—	—	$755,978	$(70,632)
Average Pay Rate	6.56%	6.63%	6.63%	—%	—	—
Average Receive Rate	1.2%	1.60%	3.07%	—%	—	—
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$49,224	$—	$—	—	$49,224	$(538)
Average Pay Rate	4.62%	4.62%	4.62%	—%	—	—
Average Receive Rate	3.46%	3.86%	4.38%	4.55%	—	—
Interest Rate Caps
Notional Amount	$176,121	$377,465	$517,238	$—	$—	—	$1,070,824	$(11,643)
Strike Rate	5.82%	5.84%	4.76%	—%	—	—
Forward Rate	1.2%	1.60%	3.07%	—%	—	—

(1)	We can elect to extend $215.9 million for two additional twelve month periods

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

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed. No discovery has been taken yet and the Court has not yet certified a class. We intend to defend the suits vigorously.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. We intend to defend the suits vigorously.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd. And GH-Resco, L.L.C. naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The parties reached a settlement on July

23, 2003 and exchanged mutual releases. The parties also submitted a stipulation of dismissal of the case to the Supreme Court of New York on July 23, 2003.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act and False Claims Act. We filed a motion to dismiss this suit which was granted in part and the individual defendants were dismissed. The Attorney General has appealed the dismissal of the individual defendants. We intend to vigorously defend this lawsuit and oppose the appeal.

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

On February 18, 2003, a lawsuit was filed by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. We intend to vigorously defend the lawsuit

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and B preferred stock. As of June 30, 2003, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $58.5 million. This amount has been included in accounts payable and accrued expenses as of June 30, 2003. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of June 30, 2003, we have issued an additional stock dividend of 498,289 shares of series A and series B preferred stock with a value of $49.8 million.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 10, 2003. During this meeting, our stockholders were asked to consider and vote upon three proposals: to elect eighteen directors to our board of directors, consisting of seven class A directors, eight class B directors and three class C directors, to serve until the 2004 annual meeting of our stockholders or until their respective successors are duly elected and qualified, to ratify the appointment of our independent auditors for the 2003 calendar year, and to transact any other business as may properly come before the annual meeting or any adjournment thereof. On the date of the annual meeting, a total of 168,082,892 shares of class A common stock (aggregated to 168,082,892 votes) and 13,402,541.77 shares of series B preferred stock (equivalent to 156,024,350 votes) were outstanding and entitled to vote. The holders of class A common stock and series B preferred stock were entitled to vote together on all matters presented at the meeting, except that only holders of class A common stock were entitled to vote for the election of class A directors and only holders of series B preferred stock were entitled to vote for the election of class B directors. For each proposal, the results of the shareholder voting were as follows:

	Votes FOR	Votes AGAINST	Abstaining	Broker Non-Votes

1. To elect eighteen directors to our board of directors, consisting of seven class A directors, eight class B directors and three class C directors, to serve until the 2004 annual meeting of our stockholders or until their respective successors are duly elected and qualified, as follows:

Class A Directors
Karim Alibhai	148,343,629	1,781,794	—	—
Leonard Boxer	148,342,558	1,782,865	—	—
Milton Fine	148,337,949	1,787,474	—	—
Fred J. Kleisner	148,311,693	1,813,730	—	—
Rolf E. Ruhfus	147,746,189	2,379,234	—	—
Lynn Swann	147,688,324	2,437,099	—	—
Sherwood Weiser	147,689,644	2,435,779	—	—
Class B Directors
Leon D. Black	12,249,107	—	—	—
Thomas H. Lee	12,249,107	—	—	—
Alan M. Leventhal	12,249,107	—	—	—
William L. Mack	12,249,107	—	—	—
Lee S. Neibart	12,249,107	—	—	—
Marc J. Rowan	12,249,107	—	—	—
Scott A. Schoen	12,249,107	—	—	—
Scott M. Sperling	12,249,107	—	—	—
Class C Director
Norman Brownstein	147,680,460	2,444,963	—	—
Stephen T. Clark	148,386,510	1,738,913	—	—
Paul Fribourg	148,368,141	1,757,282	—	—

2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2003 calendar year	161,155,499	1,058,703	160,328	—

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Item No.		Description
10.1	*	Fifth Amendment and Restatement to the Credit Agreement, dated as of May 29, 2003, among the Company and the lenders named therein.

10.2	*	Fourth Amendment and Restatement to the Increasing Rate Note Loan and Purchase Agreement, dated as of May 29, 2003, among the Company and the lenders named therein.

10.3	*	Employment Agreement, dated May 21, 2003, between Wyndham and Andrew Jordan.

10.4

Mortgage Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.2 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

10.5

Mezzanine Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.3 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)  Reports on Form 8-K for the quarter ended June 30, 2003:

We filed a Current Report on Form 8-K on June 2, 2003, regarding our results of operations for the first quarter ended March 31, 2003.

We filed a Current Report on Form 8-K on May 29, 2003, stating that we had entered into a fifth amendment and restatement of our senior credit facility and a fourth amendment and restatement of our increasing rate loans facility.

We filed a Current Report on Form 8-K on July 18, 2003, stating that certain of our subsidiaries had entered into a mortgage loan refinancing agreement and a mezzanine loan agreement, dated June 11, 2003, with certain affiliates of Lehman Brothers, Inc.

We filed a Current Report on Form 8-K on August 5, 2003, regarding our results of operations for the second quarter ended June 30, 2003.

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

DATED:    August 13, 2003