Form 10-Q
period 2003-09-30
WYNDHAM INTERNATIONAL INC
filed 2003-11-14
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on November 10, 2003, was 168,211,152.

WYNDHAM INTERNATIONAL, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$46,496	$37,239
Restricted cash	145,324	143,839
Accounts receivable, net of allowance for doubtful accounts of $3,605 in 2003 and $5,172 in 2002	83,268	100,529
Inventories	13,746	15,488
Prepaid expenses and other assets	7,503	10,008
Assets held for sale, net of accumulated depreciation of $109,295 in 2003 and $28,526 in 2002	238,685	77,256

Total current assets	535,022	384,359

Investment in real estate and related improvements, net of accumulated depreciation of $1,004,088 in 2003 and $978,953 in 2002	3,058,410	3,611,456
Investment in unconsolidated subsidiaries	47,378	61,631
Notes and other receivables	38,727	41,240
Management contract costs, net of accumulated amortization of $20,032 in 2003 and $20,082 in 2002	82,578	83,983
Leasehold costs, net of accumulated amortization of $12,006 in 2003 and $38,764 in 2002	22,295	102,250
Trade names and franchise costs, net of accumulated amortization of $35,493 in 2003 and $30,396 in 2002	88,375	93,499
Deferred acquisition costs	4,096	3,111
Deferred expenses, net of accumulated amortization of $71,585 in 2003 and $64,441 in 2002	49,298	52,008
Other assets	6,545	39,921

Total assets	$3,932,724	$4,473,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,653	$29,153
Accrued payroll costs	51,365	48,198
Dividends payable	65,795	43,872
Accrued insurance and property taxes	50,082	41,173
Other accrued expenses	71,084	73,050
Advance deposits	29,670	31,252
Borrowings associated with assets held for sale	138,951	45,835
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	808,664	385,786

Total current liabilities	1,232,264	698,319

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	1,787,677	2,394,922
Derivative financial instruments	70,299	92,814
Deferred income taxes	14,365	156,070
Deferred income	9,759	9,068
Minority interest in the Operating Partnerships	21,314	21,368
Minority interest in other consolidated subsidiaries	38,375	38,518
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 14,095,962 in 2003 and 13,170,620 in 2002	141	132
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 168,211,152 in 2003 and 167,999,126 in 2002	1,682	1,680
Additional paid in capital	4,133,499	4,039,656
Receivables from shareholders and affiliates	(18,121)	(18,121)
Accumulated other comprehensive income	(9,200)	(15,221)
Accumulated deficit	(3,349,330)	(2,945,747)

Total shareholders’ equity	758,671	1,062,379

Total liabilities and shareholders’ equity	$3,932,724	$4,473,458

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Room revenues	$177,103	$180,799	$564,540	$593,144
Food and beverage revenues	80,990	84,368	285,421	296,423
Other hotel revenues	36,910	40,484	131,774	146,313

Total hotel revenues	295,003	305,651	981,735	1,035,880
Management fee and service fee income	4,162	4,361	13,012	13,404
Interest and other income	1,729	1,512	3,912	5,488

Total revenues	300,894	311,524	998,659	1,054,772

Expenses:
Room expenses	48,838	46,987	146,468	146,035
Food and beverage expenses	62,011	64,493	200,303	210,742
Other hotel expenses	137,858	143,556	414,224	428,539

Total hotel expenses	248,707	255,036	760,995	785,316
General and administrative	10,816	16,580	45,175	55,625
Bond offering cancellation costs	—	—	—	4,504
Interest expense	45,483	53,156	137,636	164,985
Depreciation and amortization	51,884	55,949	157,046	166,769
(Gain) loss on sale of assets	—	(102)	4,937	3,508
Impairment loss	—	—	6,132	162
Loss on derivative instruments	2,394	36,327	21,487	69,370

Total expenses	359,284	416,946	1,133,408	1,250,239

Operating loss from continued operations	(58,390)	(105,422)	(134,749)	(195,467)
Equity in earnings of unconsolidated subsidiaries	896	69	1,596	967

Loss from continued operations before income taxes and minority interest	(57,494)	(105,353)	(133,153)	(194,500)
Income tax benefit	4,227	37,596	43,471	70,456

Loss from continued operations before minority interest	(53,267)	(67,757)	(89,682)	(124,044)
Minority interest in consolidated subsidiaries	(206)	92	(476)	(230)

Loss from continued operations	(53,473)	(67,665)	(90,158)	(124,274)
Discontinued operations:
Loss from operations of discontinued hotels, net of taxes and minority interest	(3,545)	(3,044)	(15,422)	(5,525)
Impairment loss, net of taxes and minority interest	(34,500)	—	(85,731)	—
HPT leasehold termination, net of taxes	(150)	—	(101,739)	—
Gain (loss) on sale of assets, net of taxes and minority interest	2,571	(7,485)	5,028	(8,839)

Loss on discontinued operations	(35,624)	(10,529)	(197,864)	(14,364)

Loss before accounting change	(89,097)	(78,194)	(288,022)	(138,638)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(324,102)

Net loss	$(89,097)	$(78,194)	$(288,022)	$(462,740)
Preferred stock dividends	(39,254)	(36,556)	(115,562)	(107,136)

Net loss attributable to common shareholders	$(128,351)	$(114,750)	$(403,584)	$(569,876)

Basic and diluted loss per common share:
Loss from continued operations	$(0.55)	$(0.62)	$(1.22)	$(1.37)
Loss on discontinued operations	(0.21)	(0.06)	(1.18)	(0.09)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(1.93)

Net loss per common share	$(0.76)	$(0.68)	$(2.40)	$(3.39)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(288,022)	$(462,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,524	217,930
Amortization of unearned stock compensation	1,711	2,648
Amortization of deferred loan costs	23,732	19,329
Net (gain) loss on sale of assets	(2,552)	18,240
(Gain) loss on derivative financial instruments	(14,681)	38,647
Impairment loss on assets	133,842	162
Write-off of intangible assets	152,077	2,216
Write-off of deferred acquisition costs	194	1,063
Provision for bad debt expense	5,256	2,999
Equity in earnings of unconsolidated subsidiaries	(1,596)	(967)
Minority interest in consolidated subsidiaries	1,413	871
Deferred income taxes	(145,570)	(92,917)
Cumulative effect of change in accounting principle	—	324,102
Changes in assets and liabilities:
Accounts receivable and other assets	15,377	8,203
Inventory	1,767	1,450
Deferred income	212	765
Accounts payable and other accrued expenses	(14,154)	(1,338)

Net cash provided by operating activities	43,530	80,663

Cash flows from investing activities:
Improvements and additions to hotel properties	(32,384)	(50,658)
Proceeds from sale of assets	128,705	42,954
Changes in restricted cash accounts	(8,573)	(26,697)
Collection on notes receivable	462	6,536
Advances on other notes receivable	(4,005)	(2,293)
Deferred acquisition costs	(1,632)	(1,015)
Management contract costs	(3,658)	(335)
Investment in unconsolidated subsidiaries	—	(349)
Distributions from unconsolidated subsidiaries	400	1,468
Other	(85)	—

Net cash provided by (used in) investing activities	79,230	(30,389)

Cash flows from financing activities:
Borrowings under line of credit facility and mortgage notes	460,000	67,000
Repayments of borrowings under credit facility and other debt	(552,411)	(213,636)
Payment of deferred loan costs	(20,302)	(15,628)
Contribution received from minority interest holders	—	1,075
Distribution made to minority interest in other partnerships	(931)	(2,483)
Other	—	(72)

Net cash used in financing activities	(113,644)	(163,744)

Foreign currency translation adjustment	141	503
Net increase (decrease) in cash and cash equivalents	9,257	(112,967)
Cash and cash equivalents at beginning of period	37,239	165,702

Cash and cash equivalents at end of period	$46,496	$52,735

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owner/operators. As of September 30, 2003, Wyndham owned interests in 97 hotels with over 28,900 guestrooms and leased 10 hotels from third parties with over 1,500 guestrooms. In addition, Wyndham managed 27 hotels for third party owners with over 8,000 guestrooms and franchised 68 hotels with over 13,242 guestrooms.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships—The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest. Also, in January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 has been deferred to the fourth quarter of 2003 for variable interest entities that existed prior to February 1, 2003. The Company has not formed any variable interest entities subsequent to February 1, 2003 and accordingly, has not adopted FIN 46 as of September 30, 2003.

Corporations and Limited Liability Companies—The condition for control is the ownership of a majority voting interest. Also, FASB issued FIN 46 which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 has been deferred to the fourth quarter of 2003 for variable interest entities that existed prior to February 1, 2003. The Company has not formed any variable interest entities subsequent to February 1, 2003 and accordingly, has not adopted FIN 46 as of September 30, 2003.

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its recorded deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

The Company maintains a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $500 per occurrence for general liability and $250 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of September 30, 2003, the Company’s balance sheet included an estimated liability with respect to this self-insurance program of $25,503.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During the three and nine months ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of the Company’s variable-rate debt. As of September 30, 2003, the Company did not have any derivatives designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes. The Company uses a

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because the Company uses the derivative instruments to reduce its exposure to increases in variable interest rates, thus effectively fixing a portion of its variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

The Company is a defendant in lawsuits that arise out of, and are incidental to, the conduct of its business. Management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against the Company.

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to continue to do so. At September 30, 2003, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for the Company’s stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net loss attributable to common shareholders, as reported	$(128,351)	$(114,750)	$(403,584)	$(569,876)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(272)	(498)

Pro forma net loss attributable to common shareholders	$(128,351)	$(114,750)	$(403,856)	$(570,374)

Earnings per share:
Basic and diluted loss per common share—as reported	$(0.76)	$(0.68)	$(2.40)	$(3.39)
Basic and diluted—pro forma loss per common share	$(0.76)	$(0.68)	$(2.40)	$(3.39)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Intangibles

Goodwill was recognized in connection with the acquisition of certain businesses and was amortized utilizing the straight-line method over a period of 10 to 40 years. However, on January 1, 2002, the Company completed the two step process prescribed by SFAS 142 “Goodwill and Other Intangible Assets” for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in January 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company did not record $12,136 of amortization in 2002, and will not be recording $12,136 of amortization annually. Upon implementation of SFAS 142, the Company identified finite lived intangible assets related to its tradenames and determined that there was no indication of impairment on these finite lived intangible assets.

The Company’s intangible assets are as follows:

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Management contract costs	$102,610	$(20,032)
Leasehold costs	34,301	(12,006)
Trade name costs	123,868	(35,493)

Total	$260,779	$(67,531)

Unamortized intangible assets
Goodwill	$391

The aggregate amortization expense for the nine months ended September 30, 2003 was $12,976.

The estimated amortization expense for the following five years is as follows:

Remainder of 2003	$3,686
2004	$14,670
2005	$14,566
2006	$14,559
2007	$13,927

The Company reviews the carrying value of its intangible assets with finite lives including management contracts, leasehold costs and franchise costs whenever events or changes in circumstances arise that indicate the carrying amount of the asset may not be recoverable. If circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. In addition, the Company periodically evaluates the remaining useful lives of its intangible assets to determine whether events or circumstances indicate that a revision of the remaining amortization period is warranted.

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

In January 2003, the FASB issued FIN 46. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On October 9, 2003, the FASB deferred to the fourth quarter from the third quarter 2003 the implementation date for FIN 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The Company is currently evaluating the provisions of FIN 46 and the impact it will have on its financial position or results of operations upon adoption.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” derivative and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company’s adoption of SFAS 149 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if the Company liquidates the consolidated subsidiaries in which there exists a minority interest, the Company would be required to pay approximately $22,929 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $15,446.

Reclassification—Certain prior period balances have been reclassified to conform to the current period presentation with no effect on previously reported amounts of income or accumulated deficits.

2.    Disposition of Assets:

During the nine months ended September 30, 2003, the Company sold its investments in fourteen hotels, certain undeveloped land and a golf venture. The Company received net cash proceeds of approximately $56,203, after the repayment of mortgage debt of approximately $71,657. The Company recorded a net gain of $2,552 as a result of these asset sales. Also, $46,511 of the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

Also during the nine months ended September 30, 2003, leases on 27 hotel properties (15 Summerfield Suites® by Wyndham and 12 Wyndham Hotels and Garden Hotels) operated by two subsidiaries of the Company were terminated by Hospitality Properties Trust (HPT). The 15 Summerfield Suites® by Wyndham were rebranded to a third-party brand by HPT on October 6, 2003. A subsidiary of the Company is in negotiations with HPT on the final franchise agreements for the 12 Wyndham Hotels and Garden Hotels. On an annualized basis, based upon projections for the calendar year 2003, the estimated positive impact on cash flow of the lease terminations to the subsidiaries of the Company is $14,300. For the nine months ended September 30, 2003, the terminations resulted in a non-cash write-off of approximately $152,077 for the leases’ remaining book value.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

3.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of September 30, 2003 and December 31, 2002 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	September 30, 2003	December 31, 2002	Amortization	Interest Rate	Maturity
Revolving credit facility	$168,732	$156,406	None	LIBOR + 3.75%(2)	June 30, 2004(1)
Term loans	1,078,675	1,183,177	(3)	LIBOR + 4.75%(4)	June 30, 2006
Increasing rate loans	379,235	447,699	None	LIBOR + 4.75%(4)	June 30, 2004(1)
Bear, Stearns Funding, Inc.(5)	—	154,198	None	LIBOR + 2.90%	— (5)
Lehman Brothers Holdings Inc.(5)	—	174,520	None	LIBOR + 3.5%	— (5)
Lehman Brothers Holdings Inc. II (6)	175,751	177,388	(6)	LIBOR + 1.8%	August 10, 2004
Lehman Brothers Holdings Inc. III (7)	39,478	39,873	(7)	8.0%(7)	September 10, 2004
Lehman Brothers Holdings Inc. IV(8)	424,028	—	(8)	7.48%(8)	June 9, 2005
Metropolitan life insurance(9)	93,869	94,937	(10)	8.08%	October 1, 2007
Other mortgage notes payable(11)	336,597	356,882	Various	(12)	(12)
Unsecured financing	1,509	1,509	None	10.5%	May 15, 2006
Capital lease obligations	37,418	39,954

	$2,735,292	$2,826,543

Less current portion:
Mortgage debt-assets held for sale(13)	(138,951)	(45,835)
Current portion of borrowings(14)	(808,664)	(385,786)

Long term debt	$1,787,677	$2,394,922

(1)	The Company entered into amendments and restatements of its senior credit facilities. Upon the satisfaction of certain conditions, the consenting lenders’ maturity dates for the revolving credit facility and the increasing rate loans will be extended to April 1, 2006.
(2)	The one-month LIBOR rate at September 30, 2003 was 1.12%. The rate increased from LIBOR plus 3.00% to LIBOR plus 3.75% on January 24, 2002.
(3)	In January 2003, the Company repaid $7,708 under the term loans and $2,292 was repaid in May 2003 and $5,000 is to be repaid each six months until the final payment of principal which is due on June 30, 2006.
(4)	The rate increased from LIBOR plus 3.75% to LIBOR plus 4.75% on January 24, 2002.
(5)	The debt balance was refinanced on June 11, 2003.
(6)	The loan is collateralized by four hotel properties with a net book value of $215,333 as of September 30, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods.
(7)	The loan is collateralized by three hotel properties with a net book value of $106,106 as of September 30, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.
(8)

The loan is collateralized by nineteen hotel properties with a net book value of $569,026 as of September 30, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

2.5% plus (y) the then effective spread as set forth in the loan agreement. The current spread is 4.98% and LIBOR is less than 2.5%, which results in a current interest rate of 7.48%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.

(9)	The loan is collateralized by six Doubletree hotels with a net book value of $129,000 as of September 30, 2003.
(10)	The loan requires monthly payments of principal and interest in the amount of $755 until the October 1, 2007 maturity date.
(11)	The loans are collateralized by 11 hotel properties and a parcel of land with a net book value of $686,016 as of September 30, 2003.
(12)	Interest rates range from fixed rates of 6.5% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 5.57%. The mortgages have a weighted average interest rate as of September 30, 2003 of 4.66%. Maturity dates range from 2004 through 2023.
(13)	Subsequent to September 30, 2003, mortgage debt and senior credit facilities were paid down by $27,733 and $1,733 respectively, due to asset sales.
(14)	On November 6, 2003, the Company refinanced the Wyndham Condado Plaza mortgage debt totaling $36,545 as of September 30, 2003, with Lehman Brothers Holding Inc. A portion of the excess proceeds received from the Condado refinancing was used to pay down $23,500 of the senior credit facility and increasing rate loan. The new loan totaling $94,500 bears interest at LlBOR plus 4.25% with a 2% LIBOR floor and matures on November 6, 2005. The Company, solely at its option, can extend the maturity date for three one year periods.

On March 4, 2003, the Company entered into a fourth amendment and restatement of its term loan and revolving credit facility and a third amendment of its increasing rate loans facility. The amendments include the following:

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

On May 29, 2003, the Company entered into a fifth amendment and restatement of its term loan and revolving credit facility and a fourth amendment of its increasing rate loans facility. The amendments provide for the extension of the maturity dates on the Company’s revolving and increasing rate loan facilities (currently scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of approximately $194,000 of the term and increasing rate facilities before February 29, 2004, which amount could be increased to approximately $200,300 in accordance with the terms of the amended credit facilities. The primary source of funds for the targeted principal repayment will be proceeds of asset sales and refinancings. As of November 12, 2003, the Company had repaid $180,154 using the proceeds of the Lehman IV refinancing discussed below, the Wyndham Condado Plaza refinancing and four asset sales. The Company may also use available cash and up to $10,000 from the revolving credit facility to meet the target paydown amount. In connection with the maturity extensions, the available commitments under the Company’s revolving credit facility will also be reduced by $85,000. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Loans held by non-consenting lenders currently totaling $19,400 will retain the original maturity date. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

In order to obtain the maturity extensions, the Company was required to, among other things, refinance or extend the maturity date of its 1999 commercial mortgage-backed securities pool with Lehman Brothers Holding Inc. beyond June 30, 2006. This requirement was satisfied on June 11, 2003 by the completion of a $425,000 mortgage refinancing secured by 19 hotel properties. The loan was made by affiliates of Lehman Brothers Holdings, Inc. and bears interest at the rate set forth in Note 3, footnote 8 and has an initial maturity date of June 9, 2005. The Company, in its sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the 1999 mortgage pool described above and a second mortgage pool that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

Upon the effectiveness of the maturity extensions, the Company may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22,500 to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as the Company maintains a pro forma minimum revolving facility commitment availability after giving effect to such retention. Following the retention described above, the Company will apply net cash proceeds in the following manner: first, the initial $20,000 of asset sale proceeds each year may be retained by the Company, provided that the second $10,000 of the $20,000 may be retained only if the Company’s liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including maximum Company liquidity levels, the Company may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35,000 a year; third, to repay scheduled term loan payments; fourth, after the Company has retained $35,000 in such year, or if the Company is not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro-rata basis. The Company also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

4.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials. At September 30, 2003, the estimated fair value of the interest rate hedges represented a liability of $70,299. The Company has no embedded derivatives under SFAS 133, as amended, at September 30, 2003.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The following table represents the derivatives in place as of September 30, 2003:

	Notional Amount	Maturity Date	Swap Rate		Cap Rate		Floor Rate		Trigger Level		Fair Value
Type of Hedge:
Interest Rate Cap (4)	$175,751	08/10/2005	n/a		7.25%		n/a		n/a		$29
Interest Rate Cap (5)	18,990	07/03/2004	n/a		6.50%		n/a		n/a		—
Interest Rate Cap (5)	27,680	07/03/2004	n/a		7.10%		n/a		n/a		—
Interest Rate Cap (5)	42,760	07/03/2004	n/a		8.10%		n/a		n/a		—
Interest Rate Cap (5)	42,760	07/03/2004	n/a		9.70%		n/a		n/a		—
Interest Rate Cap (4)	25,800	08/02/2004	n/a		8.50%		n/a		n/a		—
Structured Collar (5)	180,000	11/04/2004	n/a		6.60	%(1)	5.65	%(2)	n/a		(10,049)
Interest Rate Cap (4)	2,702	07/01/2005	n/a		9.75%		n/a		n/a		—
Interest Rate Cap (4)	106,000	07/01/2005	n/a		9.75%		n/a		n/a		3
Interest Rate Cap (4)	274,371	07/09/2005	n/a		3.50	%-4.25%(3)	n/a		n/a		216
Interest Rate Cap (4)	149,657	07/09/2005	n/a		3.50	%-4.25%(3)	n/a		n/a		118
Interest Rate Cap (5)	20,000	09/10/2004	n/a		7.00%		n/a		n/a		—
Interest Rate Cap (5)	13,000	09/10/2004	n/a		7.00%		n/a		n/a		—
Interest Rate Cap (5)	7,000	09/10/2004	n/a		7.00%		n/a		n/a		—

	$1,086,471										$(9,683)

Interest Rate Swap (5)	$24,927	09/30/2005	4.62%		n/a		n/a		n/a		$(213)
Interest Rate Swap (5)	24,512	12/31/2005	7.00%		n/a		n/a		5.61%		(65)
Interest Rate Swap (5)	14,241	04/01/2005	3.92	%-4.73%	6.50%		n/a		5.50%		(732)
Interest Rate Swap (5)	43,688	08/01/2005	4.36	%-5.25%	7.85%		n/a		5.75%		(2,962)
Interest Rate Swap (5)	150,000	03/06/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(12,146)
Interest Rate Swap (5)	550,000	03/07/2005	6.10	%-6.75%	n/a		n/a		7.00	%-8.50%	(44,498)

	$807,368										$(60,616)

Total Caps and Swaps	$1,893,839										$(70,299)

(1)	If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, the cap rate shall not be effective. If on a reset date, LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%.
(2)	If on a reset date, LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%.
(3)	3.5% is the first year cap rate and 4.25% is the second year cap rate.
(4)	Effective derivatives.
(5)	Ineffective derivatives.

In the third quarter of 2003, the Company recorded a gain of $11,680 for the change in the fair value of the ineffective interest rate hedge contracts through earnings, and a reduction of $104 (net of taxes of $69) through other comprehensive income for the change in the fair value of the effective interest rate hedge contracts. Also, in the third quarter of 2003, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $12,589 in settlement payments for the ineffective hedges during the third quarter of 2003.

In the second quarter of 2003, the Company recorded a gain of $6,227 for the change in the fair value of the ineffective interest rate hedge contracts through earnings, and a reduction of $225 (net of taxes of $150) through other comprehensive income for the change in the fair value of the effective interest rate hedge contracts. Also, in the second quarter of 2003, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $12,168 in settlement payments for the ineffective hedges during the second quarter of 2003.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

In the first quarter of 2003, the Company recorded a gain of $1,652 for the change in the fair value of the ineffective interest rate hedge contracts through earnings, and a reduction of $1,374 (net of taxes of $915) through other comprehensive income for the change in the fair value of the effective interest rate hedge contracts. Also, in the first quarter of 2003, the Company recorded amortization of $1,145 (net of taxes of $764) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $11,411 in settlement payments for the ineffective hedges during the first quarter of 2003.

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

(in thousands, except share amounts)

(unaudited)

5.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(89,097)	$(78,194)	$(288,022)	$(462,740)
Change in unrealized gain (loss) on securities held for sale	111	(383)	1,251	(322)
Change in unrealized foreign exchange gain	182	1,196	143	35
Change in unrealized gain on derivative instruments	994	1,687	4,628	9,259

Total comprehensive income	$(87,810)	$(75,694)	$(282,000)	$(453,768)

6.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
	Basic and Diluted (1)(2)	Basic and Diluted (1)(2)
Loss from continued operations	$(53,473)	$(67,665)
Loss on discontinued operations	(35,624)	(10,529)
Preferred stock dividends	(39,254)	(36,556)

Net loss attributable to common shareholders	$(128,351)	$(114,750)

Weighted average number of shares outstanding	168,211	167,977

Loss per share:
Loss from continued operations	$(0.55)	$(0.62)
Loss on discontinued operations	(0.21)	(0.06)

Net loss per common share	$(0.76)	$(0.68)

(1)	For the three months ended September 30, 2003, the dilutive effect of unvested stock grants of 13,164, options to purchase 466 shares of common stock and 164,097 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended September 30, 2002, the dilutive effect of unvested stock grants of 13,536 and 149,859 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2)	For the three months ended September 30, 2003, options to purchase 14,269 shares of common stock at prices ranging from $0.20 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the three months ended September 30, 2002, options to purchase 13,224 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	Basic and Diluted (1)(2)	Basic and Diluted (1)(2)
Loss from continued operations	$(90,158)	$(124,274)
Loss on discontinued operations	(197,864)	(14,364)
Preferred stock dividends	(115,562)	(107,136)

Loss attributable to common shareholders before cumulative effect of accounting change	(403,584)	(245,774)
Cumulative effect of accounting change	—	(324,102)

Net loss attributable to common shareholders	$(403,584)	$(569,876)

Weighted average number of shares outstanding	168,099	167,925

Loss per share:
Loss from continued operations	$(1.22)	$(1.37)
Loss on discontinued operations	(1.18)	(0.09)
Cumulative effect of a change in accounting principle, net of taxes	—	(1.93)

Net loss per common share	$(2.40)	$(3.39)

(1)	For the nine months ended September 30, 2003, the dilutive effect of unvested stock grants of 13,284, options to purchase 195 shares of common stock and 164,097 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the nine months ended September 30, 2002, the dilutive effect of unvested stock grants of 13,541 and 146,859 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.
(2)	For the nine months ended September 30, 2003, options to purchase 14,269 shares of common stock at prices ranging from $0.20 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive. For the nine months ended September 30, 2002, options to purchase 13,224 shares of common stock at prices ranging from $0.61 to $30.40 were outstanding but not included in the computation because the effect would be anti-dilutive.

7.    Commitments and Contingencies:

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed. No discovery has been taken yet and the Court has not yet certified a class. The Company intends to defend the suits vigorously. These suits may not be resolved for a number of years and it is not possible to predict the ultimate cost to the Company.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. The Company intends to defend the suits vigorously. The parties have been discussing a possible resolution of this matter. These suits may not be resolved for a number of years and it is not possible to predict the ultimate cost to the Company.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd and GH-Resco, L.L.C. (as “Claimants”) naming Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The parties reached a settlement on July 23, 2003 and exchanged mutual releases. Pursuant to the settlement, the Company agreed to pay the claimants $1,750,000 in cash; to provide a credit of $250,000 to be applied towards the purchase price if the Company and the claimants elect to enter into an agreement of purchase and sale on or before July 23, 2004 for certain properties owned by the Company or its affiliates; and, to provide the claimants a credit in the aggregate amount of $250,000 to be applied to payment of room charges incurred by claimants or certain parties related to claimants between July 23, 2003 and July 24, 2005 at hotels owned by the Company or its affiliates. The parties also submitted a stipulation of dismissal of the case to the Supreme Court of New York on July 23, 2003.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. The Company filed a motion to dismiss this suit which was granted in part and the individual defendants were dismissed. The Attorney General has appealed the dismissal of the individual defendants. The Company intends to vigorously defend this lawsuit and have opposed the appeal. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to the Company.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of ten million dollars. The Company has answered this complaint, but no formal discovery has been taken yet. The Company anticipates vigorously defending this lawsuit. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to the Company.

On February 18, 2003, a lawsuit was filed by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that the Company violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege the Company breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The Company intends to vigorously defend the lawsuit. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to the Company.

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

During the three months ended September 30, 2003, the Company issued stock dividends of approximately 250,599 shares of series A and series B preferred stock with a value of $25,060. The amount has been included in

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 68,882 shares of series A and series B preferred stock with a value of $6,888 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of September 30, 2003.

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

As of September 30, 2003, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $65,795 and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The total revenue and operating income (loss) for each segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

Three months ended September 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$256,323	$38,680	$5,891	$300,894
Operating income (loss)	39,341	6,955	(104,686)	(58,390)

Three months ended September 30, 2002	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$257,947	$47,704	$5,873	$311,524
Operating income (loss)	42,631	7,984	(156,037)	(105,422)

Nine months ended September 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$863,867	$117,868	$16,924	$998,659
Operating income (loss)	199,394	21,347	(355,490)	(134,749)

Nine months ended September 30, 2002	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$882,432	$153,448	$18,892	$1,054,772
Operating income (loss)	219,312	31,252	(446,031)	(195,467)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The following table represents revenue information by geographic area for the three and nine months ended September 30, 2003 and 2002, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended September 30, 2003
	United States	International	Total
Revenues	$294,561	$6,333	$300,894

	Three Months ended September 30, 2002
	United States	International	Total
Revenues	$305,684	$5,840	$311,524

	Nine Months ended September 30, 2003
	United States	International	Total
Revenues	$978,190	$20,469	$998,659

	Nine Months ended September 30, 2002
	United States	International	Total
Revenues	$1,035,422	$19,350	$1,054,772

10.    Supplemental Cash Flow Disclosure:

During the three months ended September 30, 2003, the Company issued a stock dividend of 250,599 shares of series A and series B preferred stock with a value of $25,060. The Company deferred payment of the cash portion of the dividend of approximately $7,306. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, the Company issued an additional stock dividend of 68,882 shares of series A and series B preferred stock with a value of $6,888 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the series A and B preferred stock were in arrears for at least 60 days as of September 30, 2003.

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

During the three months ended September 30, 2003, the Company recorded an accrual of $12,483 as a result of the change in the fair value of the ineffective derivatives with the offset recognized as a net gain of $11,680

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

and an increase to other comprehensive income of $104 (net of taxes of $69) for the change in the fair value of the effective derivatives. Also, in the third quarter of 2003, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

During the three months ended June 30, 2003, the Company recorded an accrual of $6,601 as a result of the change in the fair value of the ineffective derivatives with the offset recognized as a net gain of $6,227 and an increase to other comprehensive income of $225 (net of taxes of $150) for the change in the fair value of the effective derivatives. Also, in the second quarter of 2003, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

During the three months ended March 31, 2003, the Company recorded an accrual of $3,435 as a result of the change in the fair value of the ineffective derivatives with the offset recognized as a net gain of $1,652 and an increase to other comprehensive income of $1,374 (net of taxes of $915) for the change in the fair value of the effective derivatives. Also, in the first quarter of 2003, the Company recorded amortization of $1,146 (net of taxes of $764) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

On August 15, 2003, the Company sold its 50 percent interest in a hotel for $2,000 in a non-cash transaction for the release of a mortgage debt obligation.

11.    Subsequent Event:

In October 2003, the Company sold a hotel and certain undeveloped land for $26,750 in separate transactions. As part of the sale agreement, the hotel will retain the Wyndham flag under a 20-year management agreement. The hotel and the land have been classified as assets held for sale in the balance sheet as of September 30, 2003 and the results of operations of the hotel have been reported separately as discontinued operations. As a result of the asset sales, the Company paid down mortgage debt and its senior credit facilities debt by $27,733 and $1,733 respectively.

On November 6, 2003, the Company refinanced the Wyndham Condado Plaza mortgage debt totaling $36,545 as of September 30, 2003, with Lehman Brothers Holding Inc. A portion of the excess proceeds received from the Condado refinancing was used to pay down $23,500 of the senior credit facility and increasing rate loan. The new loan totaling $94,500 bears interest at LlBOR plus 4.25% with a 2% LIBOR floor and matures on November 6, 2005. The Company, solely at its option, can extend the maturity date for three one year periods.

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

Results of operations:

General

As of September 30, 2003, we had 107 owned and leased hotels with approximately 30,400 guestrooms as compared to 163 owned and leased hotels with approximately 42,300 guestrooms at September 30, 2002. This decrease was a result of hotels sold and leases terminated during that twelve month period. As of September 30, 2003, we managed 27 hotels and franchised 68 hotels as compared to 29 managed hotels and 25 franchised hotels at September 30, 2002.

We continue to sell our non-strategic assets to reduce debt. At September 30, 2003, we had approximately $239 million of assets classified as held for sale, net of impairment of $82.4 million. We classified certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

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

On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility. The amendments provide for the extension of the maturity dates on our revolving and increasing rate loan facilities (currently scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of approximately $194 million of the term and increasing rate facilities before February 29, 2004, which amount could be increased to approximately $200.3 million in accordance with the terms of the amended credit facilities. The primary source of funds for the targeted principal repayment will be proceeds of asset sales and refinancings. As of November 12, 2003, we had repaid $180.2 million using the proceeds of the Lehman IV refinancing discussed below, the Wyndham Condado Plaza refinancing and four asset sales. We may also use available cash and up to $10 million from the revolving credit facility to meet the target paydown amount. In connection with the maturity extensions, the available commitments under our revolving credit facility will also be reduced by $85 million. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Loans held by non-consenting lenders currently totaling $19.4 million will retain the original maturity date. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities.

In order to obtain the maturity extensions, we were required to, among other things, refinance or extend the maturity date of our 1999 commercial mortgage-backed securities pool with Lehman Brothers Holding Inc. beyond June 30, 2006. A portion of this requirement was satisfied on June 11, 2003 by the completion of a $425 million mortgage refinancing secured by 19 hotel properties. The remainder of the conditions must be satisfied by February 29, 2004. The loan was made by affiliates of Lehman Brothers Holdings Inc. and bears interest at the rate set forth in Note 3, footnote 8 and has an initial maturity date of June 9, 2005. We, in our sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the 1999 mortgage pool described above and a second mortgage pool that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

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

During the remainder of 2003, we have scheduled principal payments and debt maturities of approximately $5.5 million. During 2004, we have scheduled principal payments and debt maturities of approximately $852.5 million. Of that amount, we can elect to extend $215.2 million for two additional twelve month periods. Also, with the fifth amendment and restatement of our term loan and revolving credit facility and the fourth amendment of our increasing rate loans facility, the maturity date of our revolving and increasing rate loan facilities totaling $528.5 million currently due on June 30, 2004, will be extended to April 1, 2006 upon the satisfaction of certain conditions. On November 6, 2003, we refinanced the Wyndham Condado Plaza mortgage debt totaling $36.5 million as of September 30, 2003, with Lehman Brothers Holding Inc. The new loan totaling $94.5 million bears interest at LIBOR plus 4.25% with a 2% LIBOR floor and matures on November 6, 2005. At our sole discretion, we can extend the maturity date for three one year periods. A portion of the excess proceeds received from the Wyndham Condado refinancing was used to pay down $23.5 million of the senior credit facility and increasing rate loan. We are seeking to refinance the remaining scheduled principal payments and debt prior to their maturities in 2003 and 2004; however, there can be no assurance that we will be able to do so.

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

Results of Operations: Three months ended September 30, 2003 compared with the three months ended September 30, 2002

Our room revenues were $177,103,000 and $180,799,000 for the three months ended September 30, 2003 and 2002, respectively. Our room revenues decreased by approximately $7,620,000 as a result of hotels that were sold since September 30, 2002. This decrease was offset, in part, by increased revenues from our owned and leased hotels. Occupancy increased 5.3%, however it was partially offset by a 3.9% decrease in average daily rate, or ADR. Revenue per available room, or RevPAR, increased 1.2% for the three months ended September 30, 2003 as compared to the same period in 2002.

Our food and beverage revenues were $80,990,000 and $84,368,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease of $3,378,000 in our food and beverage revenues is primarily attributable to those hotels that were sold since September 30, 2002. Our owned and leased hotel portfolio experienced flat revenue growth for the three months ended September 30, 2003 as compared to the same period in 2002 due to a decline in group and catering business that was offset by stronger outlet results.

Our other hotel revenues were $36,910,000 and $40,484,000 for the three months ended September 30, 2003 and 2002, respectively. Approximately $1,111,000 of the decrease in our other hotel revenues is attributable to those hotels that were sold since September 30, 2002. The remaining decrease is attributable to the decline in communications, minor operating revenues and group cancellation revenues throughout our owned and leased hotel portfolio for the three months ended September 30, 2003 as compared to the same period in 2002.

Our room expenses were $48,838,000 and $46,987,000 for the three months ended September 30, 2003 and 2002, respectively. The overall increase in our room expenses is attributable to increased operating costs including labor, benefit and distribution costs associated with the 5.3% increase in occupancy for the three months ended September 30, 2003 as compared to the same period in 2002. The increase was offset, in part, by a decrease in expenses due to hotels that were sold since September 30, 2002 of approximately $1,912,000.

Our food and beverage expenses were $62,011,000 and $64,493,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease of $2,482,000 in our food and beverage expenses was primarily due to hotels that were sold since September 30, 2002.

Our other hotel expenses were $137,858,000 and $143,556,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease of $8,142,000 in our other hotel expenses consists of $5,295,000 in other hotel expense from hotels that were sold since September 30, 2002 and $2,847,000 in lower insurance costs. The decrease was offset, in part, by higher maintenance and utility expenses.

Our management fee and service fee income was $4,162,000 and $4,361,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of nine contracts since September 30, 2002. The decrease was offset, in part, by 14 new management and franchise contracts acquired subsequent to September 30, 2002.

Our interest and other income was $1,729,000 and $1,512,000 for the three months ended September 30, 2003 and 2002, respectively. Approximately $652,000 of the increase in interest and other income can be attributed to a management contract termination fee received during the three months ended September 30, 2003. The increase was offset, in part, by a decrease in interest income due to reductions of our note receivables in 2003 as compared to the same period in 2002.

Our general and administrative expenses were $10,816,000 and $16,580,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in our general and administrative expenses for the three months ended September 30, 2003 is primarily a result of the following: reductions in bonus accruals of $2,017,000, reductions in payroll costs of $661,000, reductions in severance costs of $445,000, reductions in management contract costs write-off of $1,224,000, reductions in legal costs of $690,000 and reductions in development and acquisition costs of $978,000. These reductions in general and administrative costs were offset, in part, by increases in directors’ and officers’ insurance costs of $432,000 and increases in professional fees of $878,000.

Our interest expense was $45,483,000 and $53,156,000 for the three months ended September 30, 2003 and 2002, respectively. This decrease is a result of a reduction in the amount of our total debt and lower interest rates. At September 30, 2003 and 2002, we had approximately $2.73 billion and $3.29 billion of debt, respectively. Also, the one-month LIBOR rate was 1.12% and 1.819% as of September 30, 2003 and 2002, respectively, and our weighted average interest rate as of September 30, 2003 was 5.87% as compared to 6.14% as of September 30, 2002.

Our depreciation and amortization expense was $51,884,000 and $55,949,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in depreciation expense is due to certain assets becoming fully depreciated subsequent to the three months ended September 30, 2002.

The benefit for income taxes was $4,227,000 and $37,596,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in the tax benefit is due to the recording of a valuation allowance against our deferred tax assets during the quarter ended September 30, 2003 as compared to the same period in 2002. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interest in consolidated subsidiaries was ($206,000) and $92,000 for the three months ended September 30, 2003 and 2002, respectively. The increase is attributable to better operating results due to lower hotel expenses in the joint venture partnerships.

For the three months ended September 30, 2003, we recorded a gain of $11,680,000 as compared to a loss of $23,057,000 for the three months ended September 30, 2002 for the change in the fair value of the ineffective interest rate hedge contracts. In addition, a reduction of $104,000 (net of taxes of $69,000) and a charge of $30,000 (net of taxes of $20,000) were recorded against other comprehensive income for the three months ended September 30, 2003 and 2002, respectively, for the change in the fair value of the effective derivatives. Also, during the three months ended September 30, 2003 and 2002, we paid $12,589,000 and $10,408,000 respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $890,000 (net of taxes of $594,000) and $1,717,000 (net of taxes of $1,144,000) for the three months ended September 30, 2003 and 2002, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Loss on discontinued operations was $35,624,000 and $10,529,000 for the three months ended September 30, 2003 and 2002, respectively. The increase in loss is primarily attributable to impairment charges of $34,500,000, net of taxes. The impairment charges were offset, in part, by an increase in the gain on sale of assets of $10,056,000, net of taxes.

Our resulting net loss for the three months ended September 30, 2003 was $89,097,000 as compared to a net loss of $78,194,000 for the three months ended September 30, 2002.

Results of Operations: Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

Our room revenues were $564,540,000 and $593,144,000 for the nine months ended September 30, 2003 and 2002, respectively. Approximately $25,327,000 of the decrease in our room revenues is attributable to those hotels that were sold since September 30, 2002. The remaining decrease is attributable to the declining revenues throughout our owned and leased hotel portfolio. While occupancy increased 3.3%, RevPAR and ADR decreased 2.2% and 5.3%, respectively, for the nine months ended September 30, 2003 as compared to the same period in 2002. This RevPAR decline can be attributed to a reduced demand in the transient and group segments of our business as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom, offset by increased leisure business.

Our food and beverage revenues were $285,421,000 and $296,423,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in our food and beverage revenues is primarily attributable to those hotels that were sold since September 30, 2002 totaling $12,725,000 offset by increased banquet and catering revenues in our owned and leased hotel portfolio for the nine months ended September 30, 2003 as compared to the same period in 2002.

Our other hotel revenues were $131,774,000 and $146,313,000 for the nine months ended September 30, 2003 and 2002, respectively. Approximately $4,060,000 of the decrease in our other hotel revenues is attributable to those hotels that were sold since September 30, 2002. The remaining decrease of $10,479,000 is attributable to the decline in communication, other minor operating revenues and reduced group cancellation revenues throughout our owned and leased hotel portfolio for the nine months ended September 30, 2003 as compared to the same period in 2002.

Our room expenses were $146,468,000 and $146,035,000 for the nine months ended September 30, 2003 and 2002, respectively. While our total room expenses were flat, room expenses decreased by approximately $5,970,000 due to hotels that were sold since September 30, 2002. This decrease was offset by an increase in our labor, benefit and distribution costs attributable to the 3.3% increase in occupancy for the nine months ended September 30, 2003 as compared to the same period in 2002.

Our food and beverage expenses were $200,303,000 and $210,742,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in our food and beverage expenses consists of a decrease in food and beverage product costs, operating supplies and labor costs, that amounted to $647,000 in our owned and leased portfolio as well as a reduction of costs of $9,792,000 from those hotels that were sold since September 30, 2002.

Our other hotel expenses were $414,224,000 and $428,539,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in our other hotel expenses consists of $18,038,000 in other hotel expenses from those hotels that were sold since September 30, 2002 and $1,353,000 in reduced other hotel expenses consisting of lower insurance costs. The decrease was offset, in part, by higher maintenance and utility expenses.

Our management fee and service fee income was $13,012,000 and $13,404,000 for the nine months ended September 30, 2003 and 2002, respectively. While our management fee and service fee income was flat, fees decreased primarily as a result of reductions in hotel revenue upon which the fees are based and the termination of nine contracts since September 30, 2002. The decrease was offset, in part, by 14 new management and franchise contracts acquired subsequent to September 30, 2002.

Our interest and other income was $3,912,000 and $5,488,000 for the nine months ended September 30, 2003 and 2002, respectively. Approximately $985,000 of the decrease can be attributed to dividend and interest income from investments that were sold subsequent to September 30, 2002 and certain one-time transaction fees recorded in 2002. The remaining decrease is attributable to the reductions of our note receivables in 2003 as compared to the same period in 2002.

Our general and administrative expenses were $45,175,000 and $55,625,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in our general and administrative expenses for the nine months ended September 30, 2003 is primarily a result of the following: reductions in bonus accruals of $5,883,000, reductions in payroll costs of $1,632,000, reductions in deferred compensation expenses of $936,000, reductions in legal fees of $2,978,000, reductions in development and acquisition costs of $2,068,000, reductions in severance costs of $611,000, reductions in management contract costs of $2,216,000 and reductions in conversion costs of $862,000. These reductions in general and administrative costs were offset by increases in receivable write-offs of $3,304,000, increases in directors’ and officers’ insurance of $1,269,000, increases in leasehold termination costs of $522,000, increases in professional fees of $2,012,000 and a litigation settlement accrual of $992,000.

During the nine months ended September 30, 2002, our bond offering cancellation costs were $4,504,000. We withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Our interest expense was $137,636,000 and $164,985,000 for the nine months ended September 30, 2003 and 2002, respectively. This decrease is a result of a reduction in the amount of our total debt and lower interest rates. At September 30, 2003 and 2002, we had approximately $2.73 billion and $3.29 billion of debt, respectively. Also, the one-month LIBOR rate was 1.12% and 1.819% as of September 30, 2003 and 2002, respectively, and our weighted average interest rate as of September 30, 2003 was 5.87% as compared to 6.14% as of September 30, 2002.

Our depreciation and amortization expense was $157,046,000 and $166,769,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in depreciation expense is due to certain assets becoming fully depreciated subsequent to the nine months ended September 30, 2002.

The benefit for income taxes was $43,471,000 and $70,456,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the tax benefit is due to the recording of a valuation allowance against our deferred tax assets during the nine months ended September 30, 2003 as compared to same period in 2002. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The decrease in our net deferred tax liability is primarily due to operating losses, impairment of assets, sale of assets and termination of leasehold interests.

Minority interest in consolidated subsidiaries was ($476,000) and ($230,000) for the nine months ended September 30, 2003 and 2002, respectively. The increase is attributable to better operating results due to lower hotel expenses in the joint venture partnerships.

For the nine months ended September 30, 2003, we recorded a gain of $19,558,000 as compared to a loss of $25,508,000 for the nine months ended September 30, 2002 for the change in the fair value of the ineffective interest rate hedge contracts. In addition, a reduction of $1,620,000 (net of taxes of $1,080,000) and a charge of $1,375,000 (net of taxes of $916,000) were recorded against other comprehensive income for the nine months ended September 30, 2003 and 2002, respectively, for the change in the fair value of the effective derivatives. Also, during the nine months ended September 30, 2003 and 2002, we paid $36,168,000 and $30,723,000, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $2,926,000 (net of taxes of $1,951,000) and $7,884,000 (net of taxes of $5,256,000) for the nine months ended September 30, 2003 and 2002, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Loss from discontinued operations was $197,864,000 and $14,364,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in loss is attributable to the loss from operations of $9,897,000; impairment charges of $85,731,000, net of taxes; and the write-off of the remaining book value of the terminated HPT leases of $101,739,000, net of taxes. The loss from discontinued operations was offset, in part, by an increase in gain on sale of assets of $13,867,000.

Impairment loss was $6,132,000 and $162,000 for the nine months ended September 30, 2003 and 2002, respectively. The impairment loss reflects the write-down of assets held for sale during the nine months ended September 30, 2003 and a pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary during the nine months ended September 30, 2003, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Our adoption of SFAS No. 142 during the nine months ended September 30, 2002, resulted in the cumulative effect of an accounting change of $324,102,000 to reflect an adjustment to goodwill being recognized in our consolidated statement of operations.

Our resulting net loss for the nine months ended September 30, 2003 was $288,022,000 as compared to a net loss of $462,740,000 for the nine months ended September 30, 2002.

Results of reporting segments:

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties (2) non-proprietary branded hotel properties and (3) other. We have restated reportable segments for the three months ended September 30, 2002 to conform to the three months ended September 30, 2003 presentation.

For the three months ended September 30, 2003 compared with the three months ended September 30, 2002

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Gardens hotels® and Summerfield Suites® by Wyndham. This segment represented approximately 85.2% and 82.80% of our total revenue for the three months ended September 30, 2003 and 2002, respectively. Total revenue for this segment was $256,323,000 compared to $257,947,000 for the three months ended September 30, 2003 and 2002, respectively. Operating income for this segment was $39,341,000 compared to $42,631,000 for the three months ended September 30, 2003 and 2002, respectively. Decreases in operating income for this segment can be primarily attributed to a decline in ADR of 3.9% in the three months ended September 30, 2003. The decrease in ADR was partially offset by an increase in occupancy of 5.9%.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 12.9% and 15.3% of our total revenue for the three months ended September 30, 2003 and 2002, respectively. Total revenue for this segment was $38,680,000 compared to $47,704,000 for the three months ended September 30, 2003 and 2002, respectively. Operating income for this segment was $6,955,000 and $7,984,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since September 30, 2002. Also, operating results were impacted by declines in ADR of 4.3%. The decrease in ADR was partially offset by an increase in occupancy of 3.5%.

During 2002, we identified 50 non-proprietary branded hotels as non-strategic assets that we intend to sell. We have sold 17 of these assets and 33 assets remain to be sold. However, these remaining 33 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of each asset’s fair value. The 33 assets represented approximately 21% and 16% of our revenue for the three months ended September 30, 2003 and 2002, respectively. In response to third party offers, we have also identified a limited number of Wyndham-branded assets that we would consider selling under limited circumstances and upon specific conditions. The Wyndham-branded assets include properties where we would retain a franchise or management agreement, properties that reside in markets where we have multiple Wyndham-branded assets and would maintain favorable market penetration after the sale, and properties that are inconsistent with the maintenance and development of the Wyndham brand.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue, which remained flat for the segment, was $5,891,000 and $5,873,000 for the three months ended September 30, 2003 and 2002, respectively. Operating losses for this segment were $104,686,000 and $156,037,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in operating loss of $51,351,000 was primarily due to the following: reductions in bonus accruals of $2,017,000, reductions in payroll costs of $661,000, reductions in management contract costs of $1,224,000, reductions in development and acquisition costs of $978,000, reductions in legal costs of $690,000, reductions in severance costs of $445,000, reductions in loss on derivative instruments of $33,933,000, reductions in interest expense of $7,673,000 and reductions in depreciation and amortization of $4,065,000. The reductions were offset, in part, by increases in directors’ and officers’ insurance costs of $432,000 and increases in professional fees of $878,000.

For the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Gardens hotels® and Summerfield Suites® by Wyndham. This segment represented approximately 86.5% and 83.7% of our total revenue for the nine months ended September 30, 2003 and 2002, respectively. Total revenue for this segment was $863,867,000 compared to $882,432,000 for the nine months ended September 30, 2003 and 2002, respectively. Operating income for this segment was $199,394,000 compared to $219,312,000 for the nine months ended September 30, 2003 and 2002, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 5.7% in the nine months ended September 30, 2003 as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom. The decrease in ADR was partially offset by an increase in occupancy of 5.1%.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 11.8% and 14.5% of our total revenue for each of the nine months ended September 30, 2003 and 2002, respectively. Total revenue for this segment was $117,868,000 compared to $153,448,000 for the nine months ended September 30, 2003 and 2002, respectively. Operating income for this segment was $21,347,000 and $31,252,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since September 30, 2002. Also, operating results were impacted by declines in ADR and occupancy of 5.4% and 1%, respectively as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom.

During 2002, we identified 50 non-proprietary branded hotels as non-strategic assets that we intend to sell. We have sold 17 of these assets and 33 assets remain to be sold. However, these remaining 33 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of each asset’s fair value. The 33 assets represented approximately 18% and 16% of our revenue for the nine months ended September 30, 2003 and 2002, respectively. In response to third party offers, we have also identified a limited number of Wyndham-branded assets that we would consider selling under limited circumstances and upon specific conditions. The Wyndham-branded assets include properties where we would retain a franchise or management agreement, properties that reside in markets where we have multiple Wyndham-branded assets and would maintain favorable market penetration after the sale, and properties that are inconsistent with the maintenance and development of the Wyndham brand.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $16,924,000 and $18,892,000 for the nine months ended September 30, 2003 and 2002, respectively. The overall $1,968,000 decrease in this segment’s revenue was primarily the result of a reduction in dividend and interest income from investments that were sold subsequent to September 30, 2002. Operating losses for this segment were $355,490,000 and $446,031,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in operating loss of $90,541,000 was primarily due to the following: reductions in bonus accruals of $5,883,000, reductions in payroll costs of $1,632,000 reductions in deferred compensation expenses of $936,000, reductions in legal fees of $2,978,000, reductions in development and acquisition costs of $2,068,000, reductions in severance costs of $611,000, reductions in management contract costs of $2,216,000, reductions in derivative instruments of $47,883,000, reductions in bond cancellation costs of $4,504,000, reductions in interest expense of $27,349,000, reductions in depreciation and amortization of $9,723,000 and reductions in conversion costs of $862,000. The reductions were offset by increases in receivable write-offs of $3,304,000, increases in directors’ and officers’ insurance of $1,269,000, increases in leasehold termination costs of $522,000, increases in professional fees of $2,012,000, increases in impairment on assets held for sale of $5,970,000, increases in losses on the sale of assets of $1,429,000 and a litigation settlement accrual of $992,000.

Recent Events

During the three months ended September 30, 2003, and through November 12, 2003, we sold our investments in four hotels and certain undeveloped land. We received net cash proceeds of approximately $29.4 million, after the repayment of mortgage debt of $31.7 million. Also, $26.1 million of the net cash proceeds were used by us to pay down a portion of the senior credit facility and increasing rate loans facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities. As part of the sale agreements, three hotels will retain the Wyndham flag under management agreements ranging from five to ten years and one hotel will retain the Wyndham flag under a twenty-year franchise agreement.

Statistical Information

REVPAR increased 1.2% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 for our portfolio of 107 owned and leased hotels. However, REVPAR decreased 2.2% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 for our portfolio of 107 owned and leased hotels. Our portfolio of 107 owned and leased hotels experienced a decline in ADR for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 although occupancy increased over such periods. The following table sets forth certain statistical information for the 107 owned and leased hotels for 2003 and 2002 as if the hotels were owned or leased for the entire periods presented.

	Three months ended September 30,						Nine months ended September 30,
	Occupancy		ADR		REVPAR		Occupancy		ADR		REVPAR
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Wyndham Hotels & Resorts	75.7%	71.3%	$102.9	$106.85	$77.93	$76.23	73.9%	70.3%	$115.88	$122.21	$85.68	$85.90
Wyndham Luxury Resorts	76.8	70.5	178.41	184.7	137.06	130.30	76.8	74.8	220.49	237.01	169.26	177.31
Wyndham Garden Hotels	71.5	73.6	97.03	104.95	69.35	77.22	74.7	73.6	89.99	102.86	67.27	75.74
Summerfield Suites by Wyndham	90.6	86.0	95.29	100.71	86.34	86.58	85.9	81.1	93.09	102.71	79.99	83.31
Non-Proprietary Branded Hotels	62.3	60.2	84.8	88.63	52.76	53.26	59.5	60.1	87.77	92.74	52.20	55.74

Weighted average	71.9%	68.3%	$97.89	$101.83	$70.35	$69.52	69.6%	67.4%	$107.10	$113.11	$74.60	$76.30

Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2003 were $46.5 million and our restricted cash was $145.3 million. Our cash and cash equivalents as of September 30, 2002 were $52.7 million and our restricted cash was $112.6 million. Included in restricted cash at September 30, 2003 is $33.3 million which is a portion of the net proceeds received from the sale of Marriott Philadelphia West which was part of a portfolio of thirteen hotels. The $33.3 million will be used to cure defaults, make payments on such debt, refinance all or any portion of the debt and/or extend maturities and amortization payments in accordance with the credit facilities.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $43.5 million and $80.7 million for the nine months ended September 30, 2003 and 2002, respectively. Operational cash flows were negatively impacted by lower cash generated from hotel operations as a result of hotels sold and lower RevPar which was 2.2% lower compared to the same period in 2002. The decrease in RevPar was negatively impacted by the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom. This was offset in part by lower interest expense payments of approximately $32.3 million as compared to the same period in 2002 due to the reduction in the amount of our total debt and the lower interest rates in 2003.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $79.2 million for the nine months ended September 30, 2003, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels and changes in our restricted cash reserves during the period. Cash flows used in financing activities of $113.6 million for the nine months ended September 30, 2003 were primarily related to principal repayments made on our debt.

Cash flows used in investing activities were $30.4 million for the nine months ended September 30, 2002, resulting primarily from renovation expenditures at certain hotels and changes in our restricted cash reserves. This was offset by proceeds from the sale of assets during the period. Cash flows used in financing activities of $163.7 million for the nine months ended September 30, 2002 were primarily related to principal payments made on our debt.

Credit Facilities

As of September 30, 2003, we had approximately $168.7 million outstanding under our revolving credit facility, $1.1 billion outstanding on our term loans, and $379.2 million outstanding under our increasing rate loans facility. Additionally, we had outstanding letters of credit totaling $75.6 million. Also as of September 30, 2003, we had $1.1 billion of mortgage debt outstanding that encumbered 43 hotels and capital leases and other debt of $37.4 million, resulting in total indebtedness of approximately $2.74 billion. Included in the total indebtedness is approximately $138.9 million of debt associated with assets held for sale. As of September 30, 2003, we had approximately $180.5 million in liquidity. Our liquidity is defined as revolver availability plus cash in our overnight accounts.

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

On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility. The amendments provide for the extension of the maturity dates on our revolving and increasing rate loan facilities (currently scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of approximately $194 million of the term and increasing rate facilities before February 29, 2004, which amount could be increased to approximately $200.3 million in accordance with the terms of the amended credit facilities. The primary source of funds for the targeted principal repayment will be proceeds of asset sales and refinancings. As of November 12, 2003, we had repaid $180.2 million using the proceeds of the Lehman IV refinancing discussed below, the Wyndham Condado Plaza refinancing and four asset sales. We may also use available cash and up to $10 million from the revolving credit facility to meet the target paydown amount. In connection with the maturity extensions, the available commitments under our revolving credit facility will also be reduced by $85 million. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Loans held by non-consenting lenders currently totaling $19.4 million will retain the original maturity date. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities.

In order to obtain the maturity extensions, we were required to, among other things, refinance or extend the maturity date of our 1999 commercial mortgage-backed securities pool with Lehman Brothers Holding Inc. beyond June 30, 2006. A portion of this requirement was satisfied on June 11, 2003 by the completion of a $425 million mortgage refinancing secured by 19 hotel properties. The remainder of the conditions must be satisfied by February 29, 2004. The loan was made by affiliates of Lehman Brothers Holdings, Inc. and bears interest at the rate set forth in Note 3, footnote 8 and has an initial maturity date of June 9, 2005. We, in our sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the 1999 mortgage pool described above and a second mortgage pool that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

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

Under the terms of the applicable credit facility, loan agreement, and lease agreement, as of September 30, 2003, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total	Remainder of 2003	2004		2005	2006	2007	2008 and thereafter
	(in thousands)
Long term debt and capital lease obligations	$2,735,292	$5,497	$852,450	(A)(C)	$641,170	$1,066,337	$92,872	$76,966
Office leases(B)	7,998	541	2,127		1,906	1,850	1,418	156
Hotel and ground leases(B)	242,843	4,324	16,761		16,553	16,553	17,160	171,492

Total	$2,986,133	$10,362	$871,338		$659,629	$1,084,740	$111,450	$248,614

(A)	We entered into amendments and restatements of our senior credit facilities. Upon the satisfaction of certain conditions, the consenting lenders’ maturity dates for the revolving credit facility and the increasing rate loans will be extended to April 1, 2006.
(B)	Office, hotel and ground leases are operating leases and are included in operating expenses.
(C)	On November 6, 2003, we refinanced the Condado Plaza mortgage debt totaling $36.5 million as of September 30, 2003, with Lehman Brothers Holding Inc. The new loan totaling $94.5 million bears interest at LlBOR plus 4.25% with a 2% LIBOR floor and matures on November 6, 2005. At our sole discretion, we can extend the maturity date for three one year periods.

During the remainder of 2003, we have scheduled principal payments and debt maturities of approximately $5.5 million. During 2004, we have scheduled principal payments and debt maturities of approximately $852.5 million. Of that amount, we can elect to extend $215.2 million for two additional twelve month periods. Also, on May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility which will extend the maturity dates of our revolving and increasing rate loan facilities totaling $528.5 million currently due on June 30, 2004 to April 1, 2006 upon the satisfaction of certain conditions. On November 6, 2003, we refinanced the Condado Plaza mortgage debt totaling $36.5 million as of September 30, 2003, with Lehman Brothers Holding Inc. The new loan totaling $94.5 million bears interest at LlBOR plus 4.25% with a 2% LIBOR floor and matures on November 6, 2005. At our sole discretion, we can extend the maturity date for three one year periods. A portion of the excess proceeds received from the Condado refinancing was used to pay down $23.5 million of the senior credit facility and increasing rate loan. We are seeking to refinance the remaining scheduled principal payments and debt prior to their maturities in 2003 and 2004; however, there can be no assurance that we will be able to do so. Although occupancies have improved from very depressed levels following the events of September 11, 2001, at present, it is not possible to predict either the severity or the duration of declines in the medium or long term on operations, liquidity, and capital resources (see page 14 of our December 31, 2002 Form 10-K “Risks Related to Our Indebtedness”).

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

During the three months ended September 30, 2003, we issued stock dividends of approximately 250,599 shares of series A and series B preferred stock with a value of $25,060. The amount has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. In addition, we issued an additional stock dividend of 68,882 shares of series A and series B preferred stock with a value of $6,888 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of September 30, 2003.

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

As of September 30, 2003, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $65.8 million and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Renovations and Capital Improvements

During the nine months ended September 30, 2003, we invested approximately $32.4 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2003, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and $250,000 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of September 30, 2003, our balance sheet included an estimated liability with respect to this self-insurance program of $25,503,000.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During nine months ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of September 30, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On October 9, 2003, the FASB decided to defer to the fourth quarter from the third quarter 2003 the implementation date for Interpretation 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003. We are currently evaluating the provisions of the Interpretation 46 and the impact it will have on our financial position or results of operations upon adoption.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. For calendar-year-end companies, SFAS 150 will become effective at the beginning of their third quarters. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statements in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $22,929 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $15,446.

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at September 30, 2003. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at September 30, 2003.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 2003.

	Remainder of 2003	2004	2005	2006	2007	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$1,378	$5,514	$47,443	$7,167	$92,337	$64,245	$218,084	$211,706
Average Interest Rate	8.96%	8.94%	7.52%	9.23%	8.13%	9.25%
Variable Rate	$4,119	$846,936 (1)	$593,728	$1,059,170	$535	$12,720	$2,517,208	$2,517,208
Average Interest Rate	6.35%	7.15%	9.86%	10.29%	6.22%	4.51%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$755,978	$—	$—	—	$755,978	$(60,338)
Average Pay Rate	6.56%	6.63%	6.63%	—%	—	—
Average Receive Rate	1.22%	1.51%	2.53%	—%	—	—
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable	$—	$—	$49,439	$—	$—	—	$49,439	$(278)
Average Pay Rate	4.62%	4.62%	4.62%	—%	—	—
Average Receive Rate	3.65%	4.17%	4.60%	—	—	—
Interest Rate Caps
Notional Amount	$—	$377,465	$688,515	$—	$—	—	$1,065,980	$(9,683)
Strike Rate	6.06%	6.21%	5.83%	—%	—	—
Forward Rate	1.22%	1.51%	2.53%	—%	—	—

(1)	We can elect to extend $215.2 million for two additional twelve month periods. On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility which will extend the maturity dates of our revolving and increasing rate loan facilities totaling $528.5 million currently due on June 30, 2004 to April 1, 2006 upon the satisfaction of certain conditions. Also, on November 6, 2003, we refinanced the Wyndham Condado Plaza mortgage debt totaling $36.5 million at September 30, 2003, with Lehman Brothers Holding Inc. The new loan totaling $94.5 million bears interest at LIBOR plus 4.25% with a 2% LIBOR floor and matures on November 6, 2005. At our sole discretion, we can extend the maturity date for three one year periods.

Item 4.    Controls and Procedures

As of September 30, 2003, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the three month period ended September 30, 2003, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No.  C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed. No discovery has been taken yet and the Court has not yet certified a class. We intend to defend the suits vigorously. These suits may not be resolved for a number of years and it is not possible to predict the ultimate cost to us.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No.

3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. We intend to defend the suits vigorously. The parties have been discussing a possible resolution of this matter. These suits may not be resolved for a number of years and it is not possible to predict the ultimate cost to us.

On or about October 26, 2000, a demand for arbitration was filed on behalf of John W. Cullen, IV, William F. Burruss, Heritage Hotel Management & Investment Ltd and GH-Resco, L.L.C. (as “Claimants”) naming

Wyndham International, Inc. f/k/a Patriot American Hospitality, Inc. as respondent. The parties reached a settlement on July 23, 2003 and exchanged mutual releases. Pursuant to the settlement, we agreed to pay the claimants $1,750,000 in cash; to provide a credit of $250,000 to be applied towards the purchase price if we and the claimants elect to enter into an agreement of purchase and sale on or before July 23, 2004 for certain properties owned by us or our affiliates; and, to provide the claimants a credit in the aggregate amount of $250,000 to be applied to payment of room charges incurred by claimants or certain parties related to claimants between July 23, 2003 and July 24, 2005 at hotels owned by us or our affiliates. The parties also submitted a stipulation of dismissal of the case to the Supreme Court of New York on July 23, 2003.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit which was granted in part and the individual defendants were dismissed. The Attorney General has appealed the dismissal of the individual defendants. We intend to vigorously defend this lawsuit and have opposed the appeal. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of ten million dollars. We have answered this complaint, but no formal discovery has been taken yet. We anticipate vigorously defending this lawsuit. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us.

On February 18, 2003, a lawsuit was filed by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. We intend to vigorously defend the lawsuit. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and B preferred stock. As of November 14, 2003, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $65.8 million. This amount has been included in accounts payable and accrued expenses. In addition, according to the terms of our series A and B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of November 14, 2003, we have issued an additional stock dividend of 567,172 shares of series A and series B preferred stock with a value of $56.7 million.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted during the third quarter of the calendar year covered by this Form 10-Q to a vote of our shareholders through the solicitation of proxies or otherwise.

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

(b)  Reports on Form 8-K for the quarter ended September 30, 2003:

We filed a Current Report on Form 8-K on July 18, 2003, stating that certain of our subsidiaries had entered into a mortgage loan refinancing agreement and a mezzanine loan agreement, dated June 11, 2003, with certain affiliates of Lehman Brothers Inc.

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

DATED:    November 14, 2003