Form 10-K
period 2003-12-31
WYNDHAM INTERNATIONAL INC
filed 2004-03-08
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of each class)

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

The aggregate market value of the voting stock held by non-affiliates on June 30, 2003 was $67,404,877, based upon a price of $.44 per share.

As of March 1, 2004, there were 168,252,931 shares of the registrant’s class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be furnished to stockholders in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

WYNDHAM INTERNATIONAL, INC.

Form 10-K Annual Report

i

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Overview

In this Annual Report on Form 10-K, Wyndham International, Inc. together with its subsidiaries will be referred to as “we,” “us,” “Wyndham” or the “Company.” We are a fully-integrated and multi-branded hotel enterprise operating primarily in the upper upscale and luxury segments of the hotel and resorts industry. We are one of the largest United States based hotel owners/operators with a portfolio consisting of 190 hotels with over 50,900 guest rooms as of December 31, 2003. We are a Delaware corporation and our principal executive office is located at 1950 Stemmons Freeway, Suite 6001, Dallas, Texas 75207.

Certain statements in this annual report constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” as well as the following:

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are also available to the public at the Securities and Exchange Commission’s web site at http://www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is http://www.wyndham.com. We make available free of charge on our website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we have filed or furnished them to the SEC.

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

Also on June 30, 1999, we completed a $1 billion series B preferred stock equity investment, closed a new credit facility (comprised of a senior credit facility and an increasing rate loan facility), which has since been amended and restated, and closed on additional mortgage debt. Holders of our series B preferred stock are entitled to a quarterly dividend on a cumulative basis at a rate of 9.75% per year of which a portion is payable in additional shares of our series B preferred stock. Our series B preferred stock is convertible, at the holders’ option, into shares of our class B common stock. Also in 1999, we completed a rights offering of our series A preferred stock, which, except for voting rights, has substantially similar terms to our series B preferred stock. We used the proceeds of our series A preferred stock offering to redeem some of our series B preferred stock.

Our credit facility prohibits us from paying the cash portion of the preferred stock dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2003, we had issued additional stock dividends of 637,652 shares of series A and series B preferred stock with a value of $63.8 million because cash dividends totaling $73.1 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days.

Over the past several years we have sold, and we currently intend to continue to sell, all of our non-strategic, non-convertible assets. These are properties that do not fit our proprietary brand profile because of the quality of the asset or the fact that it is encumbered by a long-term licensing agreement with a non-Wyndham brand. By disposing of these assets, we will be able to focus solely on being a branded operating company, as well as reducing our debt with the majority of the net proceeds from these asset sales. Since implementing this plan in

June of 1999, we have sold 129 assets with gross proceeds of approximately $1.85 billion. As of December 31, 2003, we have 24 non-strategic assets remaining to be sold. These assets will be held until such time as the sales price meets or exceeds management’s assessment of their fair value.

In 2001, we sold or exchanged the following assets:

•	two hotels and a sewer company, in separate transactions for aggregate net cash proceeds of approximately $8.6 million, after we repaid approximately $21.8 million of debt;

•	one hotel in which we retained a preferred equity interest for net cash proceeds of approximately $19.7 million;

•	three hotels and investments in four additional hotels in a single transaction for net cash proceeds of approximately $58.7 million; and

•	six hotels, which were exchanged for one hotel.

In 2002, we sold the following assets:

•	seven hotels and an investment in a restaurant venture, in separate transactions for aggregate net cash proceeds of approximately $60.1 million, after we repaid approximately $65.7 million of debt. Also, $38.7 million of the net cash proceeds from the sale of the assets was used by us to pay down a portion of our senior credit facility and increasing rate loans facility; and

•	thirteen hotels in a single transaction for net cash proceeds of approximately $202.5 million, after we repaid approximately $224.1 million of debt and placed $36.1 million in escrow under the terms of our senior credit facility for application by us in the future to make payments on existing mortgage indebtedness. Also, $127.6 million of the net cash proceeds from the sale of the assets was used by us to pay down a portion of our senior credit facility and increasing rate loans facility. As of December 31, 2003, $10.3 million of the $36.1 million has been applied in payment of existing mortgage indebtedness.

In 2003, we sold or terminated leases for the following assets:

•	eighteen hotels, two parcels of undeveloped land and a golf venture in separate transactions for aggregate net cash proceeds of approximately $107.4 million, after the repayment of mortgage debt of approximately $114.9 million. Also, $68.3 million of the net cash proceeds was used by us to pay down a portion of the senior credit facility and increasing rate loans facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities; and

•	Hospitality Properties Trust (HPT) terminated leases on 27 hotel properties (15 Summerfield Suites by Wyndham™ and 12 Wyndham Hotels and Wyndham Garden Hotels) operated by two of our subsidiaries. HPT rebranded 14 Summerfield Suites by Wyndham™ to a third-party brand on October 6, 2003, and one property remains a Summerfield Suite pursuant to a franchise agreement with HPT. Under a final settlement agreement, the 12 Wyndham Hotels and Wyndham Garden Hotels will be rebranded to a third-party brand by the end of 2004. On an annualized basis, based upon projections for the calendar year 2003, the estimated positive impact on cash flow of the lease terminations to our subsidiaries is $14.3 million. For the year ended December 31, 2003, the terminations resulted in a non-cash write-off of approximately $153.9 million for the leases’ remaining book value.

During 2004 to date, we have sold our investments in nine hotel entities in three separate transactions for net cash proceeds of $45.6 million after payment of $96.5 million of mortgage debt. We used $34.8 million of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loan facility, and retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

In March 2004, the leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22 million, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

General Description of Our Business

We classify our business into two groups: (1) proprietary branded hotels and (2) non-proprietary branded hotels. Our proprietary branded hotels are Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites by Wyndham™ consisting of 152 owned, leased, managed, or franchised hotels with over 40,200 guest rooms as of December 31, 2003. Wyndham Hotels & Resorts® is our principal proprietary branded group of assets. Through both our Wyndham Hotels & Resorts® brand and our Wyndham Garden Hotels® brand, we offer upper upscale, full-service accommodations to business and leisure travelers. Through our Wyndham Luxury Resorts brand, we offer luxury accommodations, such as the Boulders and Carmel Valley Ranch. Through our Summerfield Suites by Wyndham™ brand, we offer upper upscale, all-suite accommodations to business and leisure travelers.

Our primary growth strategy for our proprietary brand has been to expand through new management and franchise contracts, rebrand our convertible nonproprietary hotels to the Wyndham flag, operate efficiently through revenue generation and cost containment programs and build the brand through innovative programs.

Our non-proprietary branded hotels consist of 38 owned, managed or franchised hotels with over 10,700 guest rooms as of December 31, 2003. The majority of these hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza®, Hilton®, Hyatt®, Radisson®, Holiday Inn®, Doubletree®, Ramada®, and Marriott®. We manage all but 16 of these hotels. Our non-proprietary branded hotels are operated primarily by Performance Hospitality Management, or PHM, one of our management divisions. In addition to our owned assets, PHM manages one non-proprietary branded hotel for a third party. We intend to continue to selectively dispose of our non-proprietary branded hotels through asset sales and exchanges to create a source of capital for us to (1) repay debt and (2) continue expanding the Wyndham proprietary brand.

Please see “Results of Reporting Segments” under Item 7 of this Form 10-K and Note 13 to the Notes to our consolidated financial statements for information about our business segments.

Our Business Strengths

•	Strong Brand Name. Our proprietary brands all have at least a 19-year history and our Wyndham brand is highly recognized in our industry. Our Wyndham brand, including Summerfield Suites by Wyndham™, serves to identify high quality assets with a consistent and high level of customer service and reliability.

•	Geographically Diverse Portfolio. To help mitigate the effects of regional downturns in the hotel industry, we have assembled a geographically diverse portfolio of hotels and resorts.

•	Control over Property Execution. We own or operate approximately 60% of our proprietary branded portfolio. As a result, we can more efficiently and effectively implement brand-enhancing programs, such as the Wyndham Brand Standards, the program we implemented in 2000 to standardize the stay experience in all of our hotels, and Wyndham ByRequest®, our innovative guest recognition program which builds brand loyalty by allowing our guests to customize their stay. We were able to implement both of these programs in our proprietary branded properties in less than one year. In addition, through economies of scale, we benefit from greater purchasing and negotiating power when addressing company-wide marketing, insurance, and other hotel services. Furthermore, in markets where we have multiple hotels, we are able to create more consistent operating performance and reduce costs by combining certain operating functions.

•	Personalized Guest Experience. Through our innovative brand-enhancing program, Wyndham ByRequest®, we are able to provide each ByRequest member a personalized stay experience. Based on the member’s personal ByRequest profile, we arrange their guest room amenities before check-in. In addition, Wyndham ByRequest® allows us to customize on-going communications with members and tailor future travel benefits to our members’ ByRequest profile. The number of active members has tripled since the introduction of the “Free Long Distance Phone Call Program” on June 1, 2002. At December 31, 2003, the program had over 1.7 million members.

•	Captured Market Share. We have continued to capture market share versus our competitors since our June 30, 1999 reorganization with programs such as our Women on Their Way, which is designed to serve the needs of the female traveler. Our Women on Their Way program and our on-going commitment to diversity have enabled us to capture a substantial share of the emerging market segment of the young, female business traveler, the fastest growing segment of all business travelers.

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

•	Dispose of non-strategic assets. Over the past several years we have sold, and we currently intend to continue to sell, all of our non-strategic, non-convertible assets. These are properties that do not fit our proprietary brand profile because of the quality of the asset or the fact that it is encumbered by a long-term licensing agreement with a non-Wyndham brand. By disposing of these assets, we will be able to focus solely on being a branded operating company, as well as reduce our debt with the net proceeds from these asset sales. Since implementing this plan in June of 1999, we have sold 129 assets with gross proceeds of approximately $1.85 billion. As of December 31, 2003, we have 24 non-strategic assets remaining to be sold. These assets will be held until such time as the sales price meets or exceeds management’s assessment of fair value.

•	Rebrand existing hotels. Where opportunities exist, we continue to rebrand eligible non-proprietary assets that fit our Wyndham brand. Rebranded properties benefit from our global distribution system and our brand defining programs. By rebranding these hotels, we benefit by increasing the geographical distribution of our Wyndham properties, which enables us to offer our guests a consistent Wyndham experience in more locations. We also benefit by eliminating the need to pay franchise and related fees to our competitors. Since 1999, we have converted 20 assets from other brands to the Wyndham brand. We also have converted 12 Wyndham Garden hotels to full Wyndham Hotels.

•	Grow our management and franchise business. We have and will continue to focus our growth efforts in the area of new management and franchise contracts. This growth will enable us to expand our brand distribution and increase our revenues through the fee income associated with these contracts. We currently have 27 management contracts, 53 franchise agreements and 7 hotels under a strategic alliance. We are aggressively pursuing new management and franchise opportunities and will continue to geographically target major metropolitan areas and resort destinations. We have extensive experience in the lodging industry and we believe our industry knowledge, relationships and access to market information provide us a competitive edge with respect to identifying, evaluating and signing new hotel assets to the Wyndham brand.

•	Build the Wyndham brand. We continue to support and implement programs to build the Wyndham brand.

•	Our innovative guest recognition program, Wyndham ByRequest®, allows our guests to personalize their stay at any of our branded properties. We customize on-going communication and future travel benefits to our members’ profiles, which we believe builds loyalty to the Wyndham brand.

•	Our Women on Their Way program has been successful in capturing substantial market share in the emerging market segment of the young, female business traveler and has helped create an advantage in attracting more guests to our hotels.

•	We have implemented consistent brand standards in our Wyndham branded assets by including “Room That Perform” amentities such as high-end mattresses dressed in luxurious duvets/coverlets, decorative pillow shams and bedskirts; Herman Miller Aeron chairs; and Golden Door Amenities in our rooms. This helps ensure a consistent stay experience in all Wyndham branded properties.

•	Operate efficiently. From a revenue generation standpoint, we have continued to streamline our sales and booking efforts. After our June 30, 1999 reorganization, we brought all of our branded assets under one global distribution code “WY”. This has enabled our central reservations office to efficiently cross- sell our properties and, thus, achieve a greater maximization of revenues. Beginning with our June 30, 1999 reorganization and continuing throughout 2003, we have continued our cost containment programs. The programs include, among other things, a permanent reduction in our workforce at both our corporate office and our properties; a temporary furloughing of employees at our properties; reduced restaurant hours and closed floors and wings of hotels commensurate with occupancy levels; and the renegotiation of service agreements and trade contracts.

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

Our distinctive, full-service Wyndham resorts contain an average of 410 rooms and a full range of guest services for leisure travelers and business groups. We are the largest owner/operator of resorts in the Carribean and Florida.

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

Our Non-Proprietary Brands

Among our non-proprietary branded hotels, we own and/or operate 24 hotels aggregating over 5,800 rooms under franchise or brand affiliations with nationally recognized hotel companies, including Crowne Plaza®,

Hilton®, Hyatt®, Radisson®, Holiday Inn®, Doubletree®, Ramada® and Marriott®. The majority of our non-proprietary branded hotels are full-service hotels that operate in the upscale and upper upscale segments of the hotel industry. Our full-service hotels generally offer a range of conference facilities and banquet space, food and beverage accommodations, gift shops and recreational areas, including swimming pools. These hotels target both business and leisure travelers, including meetings, groups and individuals.

Lodging Information

The following table sets forth, for each of our owned and leased hotels as of December 31, 2003, the hotels and number of rooms and, for the year ended December 31, 2003, total revenue, average daily rate, average occupancy rate, and revenue per available room.

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Wyndham Hotels & Resorts®
Wyndham Andover	Andover	MA	293	$10,382	$92.24	59.0%	$54.42
Wyndham Arlington	Arlington	TX	310	$11,334	$96.88	60.5%	$58.58
Wyndham Atlanta	Atlanta	GA	312	$10,780	$109.23	59.9%	$65.46
Wyndham Baltimore—Inner Harbor	Baltimore	MD	707	$29,129	$114.82	63.6%	$73.07
Wyndham Bel Age	West Hollywood	CA	200	$14,234	$140.09	85.6%	$119.92
Wyndham Billerica	Billerica	MA	210	$5,754	$89.16	56.6%	$50.47
Wyndham Boston	Boston	MA	362	$21,617	$142.90	84.9%	$121.36
Wyndham Bristol Place—Toronto Airport	Toronto	Ontario	287	$12,164	$84.47	74.9%	$63.25
Wyndham Buttes Resort	Tempe	AZ	353	$22,960	$109.80	78.8%	$86.51
Wyndham Casa Marina Resort & Beach House	Key West	FL	311	$27,089	$183.60	87.0%	$159.73
Wyndham Chicago	Chicago	IL	417	$25,858	$134.23	84.4%	$113.30
Wyndham City Center	Washington	DC	352	$17,430	$106.14	82.8%	$87.93
Wyndham Colorado Springs	Colorado Springs	CO	311	$8,428	$71.89	64.4%	$46.28
Wyndham Commerce	Commerce	CA	201	$6,618	$73.92	77.6%	$57.33
Wyndham Condado Plaza	San Juan	PR	570	$65,119	$148.42	79.3%	$117.72
Wyndham Dallas Market Center	Dallas	TX	228	$5,488	$83.17	58.8%	$48.87
Wyndham Denver Tech Center	Denver	CO	180	$3,911	$71.68	55.3%	$39.63
Wyndham – Dublin (Columbus)	Columbus	OH	217	$6,145	$70.76	60.1%	$42.52
Wyndham El Conquistador Resort & Country Club	Fajardo	PR	750	$92,338	$200.80	70.7%	$142.03
Wyndham El San Juan Hotel & Casino	San Juan	PR	382	$64,474	$212.83	85.1%	$181.09
Wyndham Emerald Plaza	San Diego	CA	436	$23,648	$129.63	82.1%	$106.44
Wyndham Ft Lauderdale Airport	Dania	FL	383	$13,596	$80.01	79.3%	$63.45
Wyndham Grand Bay—Coconut Grove	Miami	FL	177	$9,612	$113.77	77.2%	$87.85
Wyndham Harbour Island	Tampa	FL	299	$15,807	$121.76	74.7%	$91.01
Wyndham Indianapolis	Indianapolis	IN	171	$3,873	$66.74	63.9%	$42.66

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Wyndham Lisle	Lisle	IL	242	$9,079	$88.32	58.6%	$51.77
Wyndham Miami Airport	Miami	FL	408	$11,166	$66.22	75.8%	$50.22
Wyndham Miami Beach Resort	Miami	FL	424	$21,106	$105.97	80.5%	$85.28
Wyndham New Orleans	New Orleans	LA	438	$28,232	$142.72	82.6%	$117.82
Wyndham Newark	Newark	NJ	396	$13,522	$76.69	72.1%	$55.29
Wyndham Northwest Chicago	Itasca	IL	408	$23,895	$102.91	58.1%	$59.76
Wyndham Palace Resort & Spa	Lake Buena Vista	FL	1013	$63,516	$129.53	75.7%	$98.11
Wyndham Peachtree Conference Center	Peachtree City	GA	250	$12,591	$103.07	67.2%	$69.30
Wyndham Peaks Resort & Golden Door Spa	Telluride	CO	174	$14,522	$218.01	58.9%	$128.49
Wyndham Philadelphia at Franklin Plaza	Philadelphia	PA	757	$37,365	$106.68	70.0%	$74.71
Wyndham Pittsburgh Airport	Corapolis	PA	314	$10,963	$73.43	72.3%	$53.09
Wyndham Reach Resort	Key West	FL	150	$12,796	$171.22	90.1%	$154.20
Wyndham Richmond Airport	Richmond	VA	155	$4,033	$60.50	76.1%	$46.02
Wyndham Riverfront	New Orleans	LA	202	$7,683	$130.59	67.1%	$87.57
Wyndham Roanoke Airport	Roanoke	VA	320	$7,743	$63.51	67.2%	$42.70
Wyndham Rose Hall Resort & Country Club	Montego Bay	Jamaica	485	$26,565	$99.22	82.0%	$81.39
Wyndham Syracuse	Syracuse	NY	250	$10,724	$80.83	74.3%	$60.06
Wyndham Toledo	Toledo	OH	241	$7,682	$76.47	68.2%	$52.14
Wyndham Vinings	Atlanta	GA	159	$4,573	$81.65	72.5%	$59.16
Wyndham Washington, D.C.	Washington	DC	400	$21,846	$123.70	80.1%	$99.11
Wyndham Westborough	Westborough	MA	223	$9,486	$96.14	65.1%	$62.62
Wyndham Westshore— Tampa	Tampa	FL	324	$15,327	$84.23	82.5%	$69.50
Wyndham Windwatch	Haupauge	NY	360	$18,693	$110.82	72.5%	$80.37
The Fairmount Hotel—A Wyndham Historic Hotel	San Antonio	TX	37	$1,832	$109.45	81.3%	$89.00
The Tremont Boston—A Wyndham Historic Hotel	Boston	MA	322	$12,768	$98.29	84.6%	$83.11
The Tutwiler—A Wyndham Historic Hotel	Birmingham	AL	147	$5,033	$98.92	63.9%	$63.24
Union Station—A Wyndham Historic Hotel	Nashville	TN	125	$4,944	$95.97	72.4%	$69.48

Wyndham Luxury Resorts®
Carmel Valley Ranch—A Wyndham Luxury Resort	Carmel Valley	CA	144	$16,821	$209.98	74.3%	$156.02
The Boulders—A Wyndham Luxury Resort	Carefree	AZ	160	$38,991	$251.51	76.8%	$193.09

Wyndham Garden Hotels®
Wyndham Garden Hotel— LaGuardia	East Elmhurst	NY	229	$8,076	$98.86	83.0%	$82.02
Wyndham Garden Hotel—Las Colinas	Irving	TX	168	$3,732	$76.76	65.1%	$49.94

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Summerfield Suites by Wyndham™
Summerfield by Wyndham—Addison	Addison	TX	132	$2,850	$68.95	81.3%	$56.03
Summerfield by Wyndham—Belmont	Belmont	CA	132	$4,126	$93.29	88.3%	$82.38
Summerfield by Wyndham—Denver	Englewood	CO	136	$3,075	$70.35	85.2%	$59.97
Summerfield by Wyndham—El Segundo	El Segundo	CA	122	$4,364	$101.21	92.7%	$93.78
Summerfield by Wyndham—Las Colinas	Irving	TX	148	$4,190	$86.24	86.9%	$74.98
Summerfield by Wyndham—Miami	Miami	FL	156	$4,224	$77.42	90.3%	$69.93
Summerfield by Wyndham—Morristown	Morristown	NJ	133	$5,468	$129.03	82.7%	$106.65
Summerfield by Wyndham—Mt. Laurel	Mt Laurel	NJ	116	$3,549	$87.35	91.3%	$79.79
Summerfield by Wyndham—Parsippany/Whippany	Whippany	NJ	136	$4,141	$104.79	76.2%	$79.88
Summerfield by Wyndham—Seattle	Seattle	WA	193	$6,252	$100.64	81.3%	$81.81
Summerfield by Wyndham—Sunrise Suites	Tinton Falls	NJ	96	$2,794	$98.08	77.0%	$75.56
Summerfield by Wyndham—Waltham	Waltham	MA	136	$3,875	$90.68	82.9%	$75.16

Non-Proprietary Brand Properties
Bonaventrue – Fort Lauderdale	Ft Lauderdale	FL	496	$16,320	$83.72	55.2%	$46.23
Crowne Plaza Ravinia	Atlanta	GA	495	$19,971	$95.96	65.6%	$62.93
Doubletree Allen Center	Houston	TX	350	$13,936	$125.88	59.0%	$74.24
Doubletree Anaheim	Orange	CA	454	$14,081	$84.78	66.1%	$56.02
Doubletree Des Plaines	Des Plaines	IL	246	$4,839	$74.59	58.3%	$43.48
Doubletree Glenview	Glenview	IL	252	$7,927	$86.14	67.2%	$57.89
Doubletree Miami	Miami	FL	266	$2,754	$61.48	36.9%	$22.69
Pickwick Hotel	San Francisco	CA	188	$4,232	$70.87	74.8%	$52.99
Doubletree Overland Park	Overland Park	KS	356	$10,158	$83.59	55.9%	$46.72
Doubletree Park Place	Minneapolis	MN	297	$9,664	$83.78	56.1%	$46.97
Doubletree Post Oak	Houston	TX	449	$18,798	$104.92	60.7%	$63.67
Doubletree St. Louis	Chesterfield	MO	223	$8,938	$81.43	59.7%	$48.61
Doubletree, Tallahassee	Tallahassee	FL	244	$8,049	$91.41	72.1%	$65.90
Doubletree Tulsa	Tulsa	OK	417	$7,634	$70.36	47.8%	$33.62
Hilton Cleveland	Independence	OH	191	$8,617	$86.76	58.5%	$50.78
Hilton Denver	Greenwood Village	CO	305	$7,972	$75.29	56.0%	$42.15
Hilton Parsippany	Parsippany	NJ	510	$22,815	$123.61	60.2%	$74.36
Hilton Newark	Newark	NJ	253	$11,009	$126.38	66.3%	$83.81

Property Name	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Holiday Inn Aristocrat	Dallas	TX	172	$3,160	$86.47	48.7%	$42.12
Holiday Inn Dallas	Dallas	TX	377	$6,091	$60.79	44.2%	$26.89
Holiday Inn Houston	Houston	TX	193	$2,654	$54.29	52.0%	$28.26
Holiday Inn San Angelo	San Angelo	TX	148	$2,491	$61.57	62.7%	$38.62
Holiday Inn Westlake	Westlake	OH	266	$5,501	$70.95	50.2%	$35.62
Hyatt Lexington	Lexington	KY	365	$11,696	$89.70	54.4%	$48.81
Marriott Atlanta North Central	Atlanta	GA	287	$8,885	$92.85	53.6%	$49.74
Marriott Harrisburg	Harrisburg	PA	348	$15,494	$106.24	72.3%	$76.79
Park Shore	Honolulu	HI	226	$6,395	$75.84	83.0%	$62.94
Radisson Akron	Akron	OH	128	$2,067	$62.82	59.3%	$37.24
Radisson Burlington	Burlington	VT	256	$12,048	$113.75	79.9%	$90.84
Radisson Dallas	Dallas	TX	199	$3,175	$61.01	50.4%	$30.76
Radisson New Orleans	New Orleans	LA	759	$16,032	$88.06	48.0%	$42.31
Radisson Town & Country	Houston	TX	173	$3,956	$76.56	63.7%	$48.74
Ramada San Francisco	San Francisco	CA	176	$1,957	$50.17	34.5%	$17.30
Regency	San Juan	PR	127	$2,854	$102.39	55.4%	$56.68
Sheraton Saginaw	Saginaw	MI	156	$2,593	$58.36	67.6%	$39.44

Total Portfolio

	Owned	Leased	Managed	Franchised	Strategic Alliance	Total
Wyndham Hotels & Resorts®	48	4	19	20	7	98
Wyndham Luxury Resorts®	2	—	3	—	—	5
Wyndham Garden Hotels®	2	—	2	20	—	24
Summerfield Suites by Wyndham™	6	6	—	13	—	25

Proprietary Brand Hotels—Subtotal	58	10	24	53	7	152
Non-Proprietary Brand Hotels	35	—	3	—	—	38

Total	93	10	27	53	7	190

Franchise and Brand Affiliations

As of December 31, 2003, all but three of our owned hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for our hotels, including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. We generally are the licensee under the franchise agreements related to such hotels. Under these franchise agreements, franchise royalties and fees generally range up to approximately 10% of room revenue. The duration of these franchise agreements vary, but generally may be terminated upon prior notice or upon payment of certain specified fees.

Management of Hotels

As of December 31, 2003, we managed 27 hotels for third party owners pursuant to management agreements under which we are responsible for the day-to-day operations of these hotels. Of these managed hotels, we managed 24 hotels under our proprietary brands and three hotels under non-proprietary brands. The day-to-day operations of these hotels include managing hotel accommodations, meeting rooms and food and beverage services as well as hiring and training staff, planning and providing sales and marketing services, purchasing operating supplies, inventories and furniture, fixtures and equipment, providing routine repairs and maintenance, and performing hotel accounting functions, including the preparation of monthly financial statements. Management fees generally range up to approximately 5% of total revenue per managed hotel. The terms of the management agreements vary from hotel to hotel, but range from 1 to 20 years. As of December 31, 2003, the average remaining term for the management agreements was approximately 6.2 years.

Strategic Alliance

On December 1, 2003, we entered into a strategic alliance agreement with Viva Resorts. Under the 10-year agreement, seven Viva properties located in the Bahamas, Mexico and the Dominican Republic were re-branded to Viva Wyndham Resorts and incorporated into the Wyndham portfolio. Viva Wyndham Caribbean properties include the 276-room Viva Wyndham Fortuna Beach—Grand Bahama Island, The Bahamas; the 330-room Viva Wyndham Dominicus Beach – La Romana, Dominican Republic; the 330-room Viva Wyndham Dominicus Palace – La Romana, Dominican Republic; and the 223-room Viva Wyndham Tangerine—Cabarete, Dominican Republic. The Viva Wyndham Mexican properties include the 400-room Viva Wyndham Maya—Playacar, Mexico; the 234-room Viva Wyndham Azteca—Playacar, Mexico; and the 355-room Viva Wyndham Vallarta—Vallarta, Mexico. The new Viva Wyndham properties incorporate Wyndham brand standards and our guest recognition program, Wyndham ByRequest®.

Employees

As of December 31, 2003, we employed approximately 22,000 employees. In our opinion, we a have good relationship with our employees and we retain appropriate support personnel to manage our operations.

Certain Risk Factors

An investment in our class A common stock is subject to the significant risks inherent in our business. Readers should consider carefully the risks and uncertainties described below and the other information included in this Annual Report on Form 10-K. The occurrence of any of the events described below could affect our business or cause our actual results to differ materially from those expressed in any forward-looking statements made by us.

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

A sluggish economy may continue to adversely impact our financial results and growth. A sluggish economy, lack of consumer confidence in the stock market and other national and world events, including acts of terrorism and/or war, have created a significant amount of uncertainty about future prospects of national and world economies. The overall long-term effect on us and the lodging industry is also uncertain. In the face of such uncertainty, we developed and implemented a contingency plan focused particularly on cost management. We cannot predict either the severity or duration of such economic declines, but weaker hotel performance will, in turn, have an adverse impact on our business, financial condition, and results of operations.

Industry Risks

Our business is subject to operating risks common to the hotel industry. Our primary business is owning and managing hotels. This business is subject to operating risks common to the hotel industry, including:

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

We face significant competition for hotel acquisition opportunities. We may be competing for hotel acquisition opportunities with entities that have substantially greater financial resources. These entities may generally be able to accept more risk than we can prudently manage, including risks of a hotel operator’s creditworthiness or a target hotel’s geographic location. Competition may generally reduce the number of hotel acquisition opportunities that we believe are suitable, which could adversely affect our ability to grow our business.

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

Real Estate Risks

Changes in the real estate sector could adversely affect our operations. Our ability to generate revenues from our hotels may be adversely affected by risks common to the ownership, leasing or operation of real property, including:

•	changes in national and international economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates;

•	changes in the availability, cost and terms of mortgage financing;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws;

•	civil unrest or war;

•	the impact of terrorist activity, threats of terrorist activity and responses thereto;

•	acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and

•	other factors that are beyond our control.

We may be unable to sell properties when we want to because real estate investments are illiquid. Real estate is a relatively illiquid asset. Therefore, our ability to respond to changes in economic and other conditions will be limited. If we must sell a property, there can be no assurance that we will be able to dispose of it in the time period we desire or that the sales price of any property will equal or exceed the amount of our initial investment in the property.

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

We may be unable to obtain consents of ground lessors required for the sale of certain hotels. Some of our properties are subject to ground leases with third party lessors. In addition, we may acquire properties in the future that are subject to ground leases. If we wish to sell a property that is subject to a ground lease or wish to assign our leasehold interest in the ground lease, we may need the consent of third party lessors.

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

Some potential losses are not covered by insurance. We maintain insurance coverage on all of our hotels. Each of our leases with third parties and mortgages on owned hotels requires comprehensive insurance to be maintained on each of the applicable hotels, including liability, fire and extended coverage. We believe this specified coverage is of the type and amount customarily obtained for hotels. Leases or mortgages for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature caused by events such as earthquakes, floods, terrorism or war that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace the property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the damaged property.

Hotels that we acquire or develop may fail to perform according to our expectations. Under appropriate circumstances, we may pursue acquisitions of additional hotels and hotel operating companies and may pursue development opportunities. Acquisitions entail risks that the acquired hotels or hotel operating companies will fail to perform according to our expectations or that our cost estimates to acquire, operate and market the acquired properties will prove inaccurate. In addition, hotel development is subject to other risks, including risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receiving zoning, occupancy and other required governmental approvals and permits, and incurring development costs for projects that are not pursued to completion.

Third party owners may terminate our management contracts. We manage hotels for third party owners pursuant to management contracts. These contracts may be acquired, terminated, renegotiated or converted to franchise agreements in the ordinary course of our business. In addition, the hotel property owner may terminate these management contracts if we fail to meet certain performance standards, if the property is sold to a third party, if the owner defaults on indebtedness encumbering the property, upon a foreclosure of the property, upon the closing of the property or upon certain business combinations involving us in which our name or current management team does not survive.

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

We could lose the right to operate hotels under franchise or brand affiliations. We operate some of our hotels under franchise or brand affiliations. In addition, we may acquire hotels in the future that are operated under franchise or brand affiliations. Each franchised hotel must meet specified operating standards and other terms and conditions to continue its franchise license. The continued use of a brand generally depends upon the continuation of the management agreement related to that hotel with the hotel’s management entity. Franchisors typically inspect licensed properties periodically to confirm adherence to operating standards. Actions by us, our affiliates or the hotel management entities could cause a breach of these standards or other terms and conditions of a franchise license or the loss or cancellation of a franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that we determine are too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, we may elect to allow the franchise license to lapse, which could result in our incurring significant termination costs. If a franchise or brand affiliation is terminated for any reason, we may try to obtain a suitable replacement franchise or brand affiliation, or to operate the hotel independent of a franchise or brand affiliation. If we lose a franchise or brand affiliation, we will lose the associated name recognition, marketing support and centralized reservation systems provided by the franchisor or brand owner. This loss could adversely affect the value of the hotel and our results of operations.

Risks Relating to Gaming Operations

Our gaming operations depend on decisions by gaming authorities. We own and operate casino gaming facilities at some of our hotels, including El San Juan, El Conquistador and Condado Plaza in Puerto Rico. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities.

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

Risks Relating to Our Indebtedness

We are substantially leveraged and have debt payments of approximately $292.7 million due in 2004. Of that amount, we can elect to extend $214.5 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account. We are seeking to refinance the remaining scheduled principal payments and debt prior to their maturities in 2004. However, there can be no assurance that we will be able to do so.

As of December 31, 2003, we had $2.68 billion of total indebtedness; comprised of (i) $164.1 million of revolving credit availability under our revolving credit facility, (ii) $1.05 billion of term loans I, (iii) $343.3 million of term loans II, (iv) $15.1 million of increasing rate loans, (v) $1.07 billion of mortgage debt, and (vi) $36.9 million of capital lease obligations. In addition, we may incur additional indebtedness in the future, subject to certain limitations contained in the instruments and documents governing our indebtedness. Accordingly, we have significant debt service obligations.

Our high degree of leverage could have important consequences to stockholders including the following: (i) our ability to obtain additional financing for working capital, capital expenditures, future acquisitions (if any) and general corporate or other purposes may be impaired, or any such financing may not be on terms favorable to us; (ii) a substantial portion of our cash flow available from operations and investments after satisfying certain liabilities arising in the ordinary course of business will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds that would otherwise be available to us; (iii) a substantial decrease in net operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations; (iv) high leverage may place us at a competitive disadvantage and may make us vulnerable to a downturn in our business or the economy generally; and (v) because a portion of our borrowings may be at variable rates of interest, we may be exposed to risks inherent in interest rate fluctuations. As of December 31, 2003, $2.5 billion of our indebtedness was subject to variable interest rates.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend on our future performance, which to a certain extent will be subject to economic, financial, competitive and other factors beyond our control. Despite our successful efforts to amend our credit facilities, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we may lose some or all of our assets, including hotel properties. Continuing adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments. The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

Risks Relating to Dilution of Our Common Stock

The series A and series B preferred stock are ultimately convertible, at the holder’s option, into a number of shares of Wyndham class A common stock equal to $100.00 divided by the conversion price, initially equal to $8.59 but subject to potential downward adjustments.

Our credit facility, as amended, prohibits us from paying the cash portion of the preferred dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2003, we had issued an additional stock dividend of 637,652 shares of series A and series B preferred stock with a value of $63.8 million because cash dividends totaling $73.1 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days. As of December 31, 2003, the series A and series B preferred stock on an “as converted” basis would equate to 167.9 million shares of class A common stock using an $8.59 conversion price. The non-payment of the cash portion of the series A and series B preferred stock dividend is dilutive to the current holders of class A common stock. There can be no assurance that additional shares of series A and series B preferred stock will not be issued in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and certain other information concerning our executive officers:

Fred J. Kleisner is the Chairman of the Board and Chief Executive Officer. He has served as Chairman of the Board since October 13, 2000 and as Chief Executive Officer since March 27, 2000. From July 1999 to October 2000, Mr. Kleisner served as President. From July 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer. From March 1998 to August 1999, he was President and Chief Operating Officer of The Americas, for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he was President and Chief Operating Officer from 1995 to 1998; Interstate Hotels, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 59 years old.

Ted Teng joined us in May 2000 as Chief Operating Officer. He assumed the additional title of President in October 2000. He oversees our core branded hotel products—Wyndham Hotels & Resorts®, Wyndham Luxury Resorts® and Summerfield Suites by Wyndham Hotels™—as well as the Performance Hospitality Management division and the Asset Management division. His responsibilities also include sales and marketing, human resources, information technology and procurement. He previously served as President, Asia Pacific, for Starwood Hotels & Resorts Worldwide, Inc. from April 1998 to May 2000, where he oversaw the integration of that company’s branded hotel operations in the region, and the operating and financial performance of over 70 hotels and resorts in 17 countries. From July 1996 to April 1998, Mr. Teng served as the President of Asia-Pacific for Westin Hotels. Prior to this time, he served for 14 years in a variety of senior and strategic capacities with ITT Sheraton. Mr. Teng graduated from the Cornell University School of Hotel Administration and holds an M.B.A. from the University of Hawaii. Mr. Teng is 48 years old.

Mark A. Solls became our Executive Vice President, General Counsel and Secretary in September 2002. He previously served as Vice President, General Counsel and Secretary with Dal-Tile International, Inc. from 1998 to 2002. Prior to Dal-Tile, Mr. Solls served as Vice President, General Counsel and Secretary for Pronet Inc. from 1993 to 1997. Mr. Solls obtained his B.A. in Finance from the University of Illinois and his law degree from Southern Illinois University. Mr. Solls is 47 years old.

Richard A. Smith was named Executive Vice President and Chief Financial Officer in April 2000 and is responsible for finance strategy and operations. Mr. Smith joined us in September 1999 as Senior Vice President and Treasurer, overseeing capital market activity, corporate banking relationships, cash management, risk management and debt compliance. He came from Starwood Hotels & Resorts Worldwide, Inc., where he served as Vice President, Corporate Finance from 1996 to 1999. He previously worked for Atlantic Richfield Company and Coopers & Lybrand LLP. Mr. Smith is a certified public accountant. He graduated from the University of Tennessee where he received a B.S. in accounting and business law. Mr. Smith is 41 years old.

Andrew Jordan became our Executive Vice President, Chief Marketing Officer in April 2003 and oversees the operations of the sales, revenue management, marketing and corporate communications departments. Mr. Jordan joined Wyndham in 1998 as Senior Vice President of Marketing, responsible for positioning Wyndham as a leading, upscale hotel brand in North America. He previously served as President of U.S. Sales and Marketing for Club Med. Prior to that, he was part of the global marketing team for The Coca-Cola Company in Atlanta, and spent the prior ten years with major advertising agencies in New York, including Lowe & Partners, Wells Rich Green and Ogilvy & Mather. Mr. Jordan received his master’s degree from New York University and undergraduate degree from the University of Texas in Austin. Mr. Jordan is 41 years old.

Joseph Champ became our Executive Vice President, Business Development and Chief Investment Officer in March 2001. He previously served as Senior Vice President, Acquisitions and Development with Starwood Hotels & Resorts from 1998 to 2001. Before these positions, Mr. Champ served as Vice President, Development with Westin Hotels from 1997 to 1998. Mr. Champ obtained his B.A. from Middlebury College and M.B.A. from J. L. Kellogg School of Management at Northwestern University. Mr. Champ is 46 years old.

Michael A. Grossman has served as Executive Vice President and divisional President of the management services division since January 1998. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates, a hotel management company. Mr. Grossman joined Patriot American Hospitality L.P. in August 1993 as a Senior Vice President heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality, which initially served as a third party manager for Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University. Mr. Grossman is 51 years old.

Donna DeBerry was promoted to Executive Vice President of Diversity and Corporate Affairs in February 2004. A national and international leader in the field of diversity, Ms. DeBerry’s work impacts the careers of more than 22,000 Wyndham associates around the globe. Recognizing the tangible, bottom-line benefits of diversity, Ms. DeBerry implements best practices and new initiatives that make diversity a key component of the corporate culture and the fabric of the Company. Because of her success in all dimensions of diversity and her activism for people, she is now the highest ranking African American in the hotel industry. Prior to her current role, she laid the foundation for her work as Wyndham’s Director of National Sales for the Emerging Markets, shaping long-term relationships between the Company and the nation’s largest diverse organizations. Before joining Wyndham she learned leadership skills and the spirit of winning from working with the National Football League and the United States Olympic Committee. Donna DeBerry attended California State University—Hayward. Ms. DeBerry is 48 years old.

Patricia Smith is Executive Vice President of Human Resources and is responsible for leading the entire human resources team, who supports and provides services for Wyndham’s 22,000 employees. Specific human resource functions under Ms. Smith’s leadership include human resource operations; staffing and talent acquisition; compensation and benefits; labor and employee relations; organization development; training; and employee communications. Ms. Smith is also responsible for a network of regional human resource offices across North America and the Caribbean, and works closely on the Company’s diversity initiative. Ms. Smith joined Wyndham in 2000 as the Vice President of Organization Development and Training, responsible for organization development, training, diversity, and employee communications. She was promoted to Senior Vice President of Human Resources in March, 2003. Prior to Wyndham, she was the director of strategy implementation and a senior consultant with Wilson Learning Corporation in Longwood, Fla. Ms. Smith received her Practical Nursing Certificate from Orange County School of Nursing in Orlando before moving on to receive an A.A. in Journalism from Valencia Community College in Florida, a B.A. in Communications from Rollins College in Florida, a B.S. in Metaphysics from the American Institute of Holistic Theology in Ohio, and a M.S. in Career and Human Resource Development from Rochester Institute of Technology in New York. Ms. Smith is 44 years old.

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

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. We have entered into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and court approval. Pursuant to the memorandum of understanding, we shall pay $2.5 million in cash when an order is entered by the court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final court approval. As of December 31, 2003, we have established an adequate reserve to cover the cost of the settlement.

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

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. We have answered this complaint, but no formal discovery has been taken yet and the court has not yet certified a class. We anticipate vigorously defending this lawsuit. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us.

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The parties conducted an early mediation of this matter and have agreed to the terms of a settlement, which will require court approval. The settlement would require us to pay $2.5 million to the plaintiffs. As of December 31, 2003, we have adequate reserves to cover the amount. We anticipate concluding the settlement process during the first half of 2004.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, § 152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although we intend to vigorously defend against these complaints, we have nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose information regarding complaints made to it, it remains unclear exactly who the complainants are, how many complainants are involved, and what the complaints allege. As such, it is impossible at this time to determine the exposure Wyndham could face in these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2003 to a vote of our stockholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Market Information

The following table sets forth the quarterly high and low sale prices per share of our class A common stock as reported on the American Stock Exchange (symbol “WBR”) from October 15, 2002 to December 31, 2003 and on the New York Stock Exchange (symbol “WYN”) from January 1, 2002 to October 14, 2002.

	High	Low	Per Share Dividend
2002:
First Quarter	$1.00	$.50	—
Second Quarter	$1.35	$.79	—
Third Quarter	$1.12	$.29	—
Fourth Quarter	$.42	$.23	—
2003:
First Quarter	$.30	$.15	—
Second Quarter	$.76	$.17	—
Third Quarter	$.75	$.35	—
Fourth Quarter	$.87	$.54	—

Holders

As of March 1, 2004, there were approximately 1,896 record holders of our class A common stock, including shares held in “street name” by nominees who are record holders, and approximately 26,273 stockholders.

Dividends

We do not anticipate paying a dividend to our common stockholders and we are prohibited under the terms of our senior credit facility and increasing rate loans facility from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of December 31, 2003, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $73.1 million. This amount has been included in accounts payable and accrued expenses as of December 31, 2003. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2003, we have issued an additional stock dividend of 637,652 shares of series A and series B preferred stock with a value of $63.8 million.

Shares Authorized for Issuance Under Equity Compensation Plans

Please see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Item 12 of this Form 10-K for information regarding shares authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL INFORMATION

The following tables set forth selected condensed consolidated historical financial information. This financial information should be read in conjunction with, and is qualified in its entirety by, our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our selected financial and other data for 2003, 2002, 2001, 2000 and 1999 have been derived from our consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or retained earnings.

WYNDHAM INTERNATIONAL, INC.

Selected Condensed Consolidated Historical Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Operating Data:
Total revenue	$1,277,550	$1,351,800	$1,481,146	$1,811,025	$1,869,449
Loss from continuing operations before income taxes and minority interests	(191,109)	(241,143)	(256,566)	(593,473)	(627,064)
Loss from continuing operations	(151,736)	(143,841)	(152,763)	(368,884)	(1,151,148)
(Loss) income from discontinued operations	(237,876)	(54,483)	24,188	44,213	79,179
Loss before accounting change	(389,612)	(198,324)	(128,575)	(324,671)	(1,071,969)
Net loss	$(389,612)	$(522,426)	$(138,940)	$(324,671)	$(1,071,969)
Per Share Data (1):
Basic loss per common share:
Loss from continuing operations	$(1.83)	$(1.72)	$(1.64)	$(2.82)	$(7.57)
(Loss) income from discontinued operations, net of taxes	(1.41)	(0.32)	0.14	0.26	0.49
Accounting change, net of taxes	—	(1.93)	(.06)	—	—

Net loss per common share	$(3.24)	$(3.97)	$(1.56)	$(2.56)	$(7.08)

Diluted loss per common share (2), (3)	$(3.24)	$(3.97)	$(1.56)	$(2.56)	$(7.20)

Cash Flow Data:
Cash provided by operating activities	$62,609	$76,508	$158,359	$246,838	$202,302
Cash provided by (used in) investing activities	137,197	425,692	(63,427)	37,272	(356,564)
Cash (used in) provided by financing activities	(174,601)	(630,972)	18,134	(383,397)	181,889

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Investment in real estate and related improvements at cost, net	$2,938,808	$3,611,456	$4,399,256	$3,515,223	$5,413,178
Total assets	3,783,127	4,473,458	5,769,953	6,066,899	7,003,490
Total debt	2,681,959	2,826,543	3,445,995	3,398,950	3,643,556
Minority interest in Operating Partnerships	21,289	21,368	21,416	21,416	22,435
Minority interest in other consolidated Subsidiaries	39,981	38,518	91,657	164,906	166,483
Shareholders’ equity	650,073	1,062,379	1,588,221	1,794,187	2,137,662

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Other Data:
Weighted average number of common shares outstanding	168,128	167,943	167,698	167,308	161,255
Ratio of (losses) earnings to fixed charges	(0.04)	(0.14)	0.08	(0.76)	(0.80)
Deficiency of earnings to fixed charges	191,109	241,143	256,566	593,473	617,226

Notes to Selected Financial Information

(1)	When we refer to our basic earnings per share, diluted earnings per share, dividends per share, and weighted average number of shares outstanding, we have adjusted these amounts to reflect our June 30, 1999 restructuring pursuant to which, among other things, each outstanding paired share was converted into one share of our class A common stock.
(2)	For 2003, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 13,241,106 and 167,906,293 shares of our series A and series B preferred stock because they are anti-dilutive. For 2002, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 13,708,395, and 153,325,020 shares of our series A and series B preferred stock because they are anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 4,613,000 and 138,592,000 shares of our series A and series B preferred stock because they are anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 645,000, the option to purchase 104,000 shares of our class A common stock and 129,073,000 shares of our series A and series B preferred stock because they are anti-dilutive. For 1999, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 825,000, the option to purchase 59,000 shares of our class A common stock and 60,213,000 shares of our series A and series B preferred stock because they are anti-dilutive.
(3)

For 2003, we did not include in our computation of diluted earnings per share outstanding options to purchase 13,075,199 shares of our class A common stock at prices ranging from $0.48 to $30.40 because they are anti-dilutive. For 2002, we did not include in our computation of diluted earnings per share outstanding options to purchase 13,136,272 shares of our class A common stock at prices ranging from $0.85 to $30.40 because they are anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share outstanding options to purchase 14,041,000 shares of our class A common stock at prices ranging from $1.75 to $30.40 because the options’ exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share outstanding options to purchase 12,157,000 shares of our class A common stock at prices ranging from $2.0625 to $30.40 because they are anti-dilutive. For 1999, we did not include in our computation of diluted earnings per share outstanding options to purchase 9,702,000 shares of our class A common stock at prices ranging from $4.75 to $30.40 because they are anti-dilutive.

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

In January 1998, Wyndham Hotel Corporation merged into Patriot and, as part of that merger, Patriot American Hospitality Operating Company changed its name to “Wyndham International, Inc.” We will refer to Wyndham International, Inc. as it existed before June 30, 1999 as “old Wyndham.” Patriot and old Wyndham grew primarily by acquiring hotels and other related businesses. They financed these acquisitions with funds drawn on their revolving credit facilities and capital raised by issuing paired shares and by having their two operating partnerships issue limited partnership interests.

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

Also on June 30, 1999, we completed a $1 billion series B preferred stock equity investment, closed a new credit facility (comprised of a senior credit facility and an increasing rate loan facility), which has since been amended and restated, and closed on additional mortgage debt. Holders of our series B preferred stock are entitled to a quarterly dividend on a cumulative basis at a rate of 9.75% per year of which a portion is payable in additional shares of our series B preferred stock. Our series B preferred stock is convertible, at the holders’ option, into shares of our class B common stock. Also in 1999, we completed a rights offering of our series A preferred stock, which, except for voting rights, has substantially similar terms to our series B preferred stock. We used the proceeds of our series A preferred stock offering to redeem some of our series B preferred stock.

Our credit facility prohibits us from paying the cash portion of the preferred dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2003, we had issued an additional stock dividend of 637,652 shares of series A and series B preferred stock with a value of $63.8 million because cash dividends totaling $73.1 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days.

Over the past several years we have sold, and we currently intend to continue to sell all of our non-strategic, non-convertible assets. These are properties that do not fit our proprietary brand profile because of the quality of the asset or the fact that it is encumbered by a long-term licensing agreement with a non-Wyndham brand. By disposing of these assets, we will be able to focus solely on being a branded operating company, as well as reduce a portion of our debt with the net proceeds from these asset sales. Since implementing this plan in June of 1999, we have sold 129 assets with gross proceeds of approximately $1.85 billion. We have 24 non-strategic assets remaining to be sold. These assets will be held until such time as the sales price meets or exceeds management’s assessment of their fair value.

In 2001, we sold or exchanged the following assets:

•	two hotels and a sewer company, in separate transactions for aggregate net cash proceeds of approximately $8.6 million, after we repaid approximately $21.8 million of debt;

•	one hotel in which we retained a preferred equity interest for net cash proceeds of approximately $19.7 million;

•	three hotels and investments in four additional hotels in a single transaction for net cash proceeds of approximately $58.7 million; and

•	six hotels, which were exchanged for one hotel.

In 2002, we sold the following assets:

•	seven hotels and an investment in a restaurant venture, in separate transactions for aggregate net cash proceeds of approximately $60.1 million, after we repaid approximately $65.7 million of debt. Also, $38.7 million of the net cash proceeds from the sale of the assets was used by us to pay down a portion of our senior credit facility and increasing rate loans facility; and

•	thirteen hotels in a single transaction for net cash proceeds of approximately $202.5 million, after we repaid approximately $224.1 million of debt and placed $36.1 million in escrow under the terms of our senior credit facility for application by us in the future to make payments on existing mortgage indebtedness. Also, $127.6 million of the net cash proceeds from the sale of the assets was used by us to pay down a portion of our senior credit facility and increasing rate loans facility. As of December 31, 2003, $10.3 million of the $36.1 million has been applied in payment of existing mortgage indebtedness.

In 2003, we sold or terminated leases for the following assets:

•	eighteen hotels, two parcels of undeveloped land and a golf venture in separate transactions for aggregate net cash proceeds of approximately $107.4 million, after the repayment of mortgage debt of approximately $114.9 million. Also, $68.3 million of the net cash proceeds was used by us to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities; and

•

Hospitality Properties Trust (HPT) terminated leases on 27 hotel properties (15 Summerfield Suites by Wyndham™ and 12 Wyndham Hotels and Wyndham Garden Hotels) operated by two of our subsidiaries. HPT rebranded 14 Summerfield Suites by Wyndham™ to a third-party brand on October 6, 2003, and one property remains a Summerfield Suite pursuant to a franchise agreement with HPT. Under a final settlement agreement, the 12 Wyndham Hotels and Wyndham Garden Hotels will be rebranded to a third-party brand by the end of 2004. On an annualized basis, based upon projections for the calendar year 2003, the estimated positive impact on cash flow of the lease terminations to our subsidiaries is $14.3 million. For the year ended December 31, 2003, the terminations resulted in a non-cash write-off of approximately $153.9 million for the leases’ remaining book value.

During 2004 to date, we have sold our investments in nine hotel entities in three separate transactions for net cash proceeds of $45.6 million after payment of $96.5 million of mortgage debt. We used $34.8 million of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loan facility, and retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

In March 2004, the leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22 million, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

We continue to sell our non-strategic assets to reduce debt. At December 31, 2003, we had approximately $238.3 million of assets classified as held for sale, net of impairment. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

Indebtedness

On March 4, 2003, we entered into a fourth amendment and restatement of our term loan and revolving credit facility and a third amendment of our increasing rate loans facility. The amendments and restatements include the following:

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

On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility. The amendments provided for the extension of the maturity dates of our revolving and increasing rate loan facilities held by consenting lenders (previously scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of $200.2 million of the term and increasing rate facilities before February 29, 2004. On December 9, 2003, we satisfied all conditions precedent necessary to affect an extension of the consenting lenders’ maturity dates for the revolving credit facility and the increasing rate loans to April 1, 2006. Loans held by non-consenting lenders totaling approximately $19 million will retain the original maturity date of June 30, 2004. Pursuant to the terms of the amended credit facilities, we have retained an amount sufficient to satisfy such $19 million debt at maturity from the net cash proceeds of asset sales and refinancings. The proceeds of asset sales and refinancings were the primary sources of funds for the $200.2 million principal repayment and the $19 million reserve for the June 30, 2004 maturities. In connection with the maturity extensions, the available commitments under our revolving credit facility have been reduced by $85 million. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities, including a 2% fee to be paid at maturity based upon the sum of the revolving commitments and outstanding terms loans, if any, as of June 30, 2005.

Pursuant to the terms of the amended credit facilities in effect following the maturity extensions described above, we may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22.5 million to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as we maintain a pro forma minimum revolving credit facility commitment availability after giving effect to such retention. As of January 15, 2004, we have retained $22.5 million to satisfy the non-consenting lenders at the June 2004 original maturity date from the net cash proceeds of asset sales and refinancings. We may retain all or any portion of the reserved amount in the event the outstanding balance of the loans held by non-consenting lenders is less than the reserved amount as of the June 2004 maturity date. Following the retention described above, we will apply net cash proceeds in the following manner: first, the initial $20 million of asset sale proceeds each year may be retained by us, provided that the second $10 million of the $20 million may be retained only if our liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including our maximum liquidity levels, we may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35 million a year; third, to repay scheduled term loan payments; fourth, after we have retained $35 million in such year, or if we are not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro-rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

On June 11, 2003, we completed a $425 million mortgage refinancing secured by 19 hotel properties. The loan was made by affiliates of Lehman Brothers Holdings Inc., bears interest at the rate set forth in Note 4, footnote 8 to our consolidated financial statements and has an initial maturity date of June 9, 2005. We have the sole discretion to extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the two mortgage pools that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

On November 6, 2003, we refinanced the Wyndham Condado Plaza mortgage debt totaling $36.5 million as of September 30, 2003, with Lehman Brothers Holdings Inc. A portion of the excess proceeds received from the Condado refinancing was used to pay down $23.5 million of the senior credit facility and increasing rate loan. The new loan totaling $94.5 million bears interest at LlBOR plus 4.25%, with a 2% LIBOR floor, and matures on November 6, 2005. The maturity date may be extended, solely at our own option, for three one year periods.

Despite our successful efforts to amend our credit facilities, there can be no assurance that we will be able to continue to meet our debt service obligations and, to the extent that we cannot, we may lose some or all of our assets, including hotel properties. Continuing adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments. The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

During 2004, we have scheduled principal payments and debt maturities of approximately $292.7 million. Of that amount, we can elect to extend $214.5 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account. We are seeking to refinance the remaining scheduled principal payments and debt prior to their maturities in 2004; however, there can be no assurance that we will be able to do so.

Results of Operations: Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Our room revenues were $716.1 million and $750.9 million for the years ended December 31, 2003 and 2002, respectively. Approximately $30.1 million of the decrease is attributable to those hotels that were sold in 2003. The remaining decrease is attributable to the declining revenues throughout our owned and leased hotel portfolio. While occupancy increased 3.4%, average daily rate, or ADR and revenue per available room or RevPAR decreased 4.9% and 1.6%, respectively, for the year ended December 31, 2003 as compared to the same period in 2002. This RevPAR decline can be attributed to a reduced demand in the corporate group and commercial retail segments of our business as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom, offset by increased Wyndham.com bookings and leisure and corporate internet business.

Our food and beverage revenues were $377.2 million and $394.8 million for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily attributable to those hotels that were sold in 2003 totaling $16.4 million.

Our other hotel revenues were $160.5 million and $181.4 million for the years ended December 31, 2003 and 2002, respectively. Approximately $3.3 million of the decrease is attributable to those hotels that were sold in 2003. The remaining decrease is primarily attributable to the decline in communication, change in customer mix which produced less ancillary revenue, other minor operating revenues and reduced group cancellation revenues throughout our owned and leased hotel portfolio for the year ended December 31, 2003 as compared to the same period in 2002.

Our room expenses were $184.2 million and $189.2 million for the years ended December 30, 2003 and 2002, respectively. Room expenses decreased by approximately $7.3 million due to hotels that were sold in 2003. This decrease was offset by an increase in our labor, benefit and distribution costs attributable to the 3.4% increase in occupancy for the year ended December 31, 2003 as compared to the same period in 2002.

Our food and beverage expenses were $261.8 million and $276.8 million for the years ended December 31, 2003 and 2002, respectively. Approximately $12.1 million of the decrease is attributable to those hotels that were sold in 2003. The remaining decrease consists of reductions in food and beverage product costs, operating supplies and labor costs.

Our other hotel expenses were $520.4 million and $545.6 million for the years ended December 31, 2003 and 2002, respectively. The decrease consists of $21.5 million in other hotel expenses from those hotels that were sold in 2003 and $3.7 million in reduced expenses consisting of lower insurance costs and other minor operating expenses.

Our management fee and service fee income was $17.5 million and $17.6 million for the years ended December 31, 2003 and 2002, respectively. While our management fee and service fee income was flat, fees decreased primarily as a result of reductions in hotel revenue upon which the fees are based and the termination of ten contracts subsequent to 2002. The decrease was offset, in part, by 27 new management and franchise contracts acquired subsequent to December 31, 2002.

Our interest and other income was $6.3 million and $7.1 million for the years ended December 31, 2003 and 2002, respectively. The decrease is mainly attributable to the reductions of our note receivables in 2003 as compared to the same period in 2002.

Our general and administrative expenses were $63.1 million and $73.5 million for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily a result of the following: reductions in bonus expenses of $8.2 million, reductions in payroll costs of $3.1 million, reductions in deferred compensation expenses of $882,000, reductions in legal fees of $414,000, reductions in development and acquisition costs of $2.6 million, reductions in severance costs of $2.9 million and reductions in management contract costs of $5.6 million. These reductions in general and administrative costs were offset by increases in receivable write-offs of $908,000, increases in directors’ and officers’ insurance of $1.6 million, increases in leasehold termination costs of $522,000, increases in professional fees of $1.1 million, increases in office equipment maintenance and supply costs of $1.7 million, increases in general insurance of $493,000 and litigation settlement accruals of $6.8 million.

During the year ended December 31, 2002, our bond offering cancellation costs were $3.8 million. We withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Our interest expense was $183.7 million and $211.4 million for the years ended December 31, 2003 and 2002, respectively. This decrease is a result of a reduction in the amount of our total debt and lower interest rates. At December 31, 2003 and 2002, we had approximately $2.68 billion and $2.83 billion of debt, respectively. Also, the one-month LIBOR rate was 1.12% and 1.38% as of December 31, 2003 and 2002, respectively, and our weighted average interest rate for the year ended December 31, 2003 was 5.92% as compared to 6.17% for the year ended December 31, 2002.

Our depreciation and amortization expense was $201.1 million and $213 million for the years ended December 31, 2003 and 2002, respectively. The decrease in depreciation expense is due to certain assets becoming fully depreciated subsequent to the year ended December 31, 2002.

The benefit for income taxes was $41.1 million and $97.6 million for the years ended December 31, 2003 and 2002, respectively. The decrease in the tax benefit is due to the recording of a valuation allowance against our deferred tax assets during the year ended December 31, 2003 as compared to same period in 2002. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The decrease in our net deferred tax liability is primarily due to operating losses, impairment of assets, sale of assets and termination of leasehold interests.

Minority interest in consolidated subsidiaries was $1.7 million and $258,000 for the years ended December 31, 2003 and 2002, respectively. The increase is attributable to better operating results due to lower hotel expenses in the joint venture partnerships.

For the year ended December 31, 2003, we recorded a gain of $33.3 million as compared to a loss of $27.2 million for the year ended December 31, 2002 for the change in the fair value of the ineffective interest rate hedge contracts. In addition, reductions of $1.2 million (net of taxes of $1.1 million) and $4.8 million (net of taxes of $3.2 million) were recorded against other comprehensive income for the years ended December 31, 2003 and 2002, respectively, for the change in the fair value of the effective derivatives. Also, during the years ended December 31, 2003 and 2002, we paid $49.2 million and $41.7 million, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $3.8 million (net of taxes of $2.5 million) and $9.5 million (net of taxes of $6.3 million) for the years ended December 31, 2003 and 2002, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Impairment loss was $27.8 million and $162,000 for the years ended December 31, 2003 and 2002, respectively. The impairment loss reflects the write-down of assets held for sale during the year ended December 31, 2003 and a pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary during the year ended December 31, 2003, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Loss from discontinued operations was $237.9 million and $54.5 million for the years ended December 31, 2003 and 2002, respectively. The increase in loss is attributable to the increase in impairment charges of $99.8 million; and the write-off of the remaining book value of the terminated HPT leases of $153.9 million. The loss from discontinued operations was offset, in part, by an increase in the gain on sale of assets of $26.8 million and the increase in tax benefits of $43.2 million.

During the year ended December 31, 2002, we recorded a cumulative effect of an accounting change of $324.1 million to reflect a write-off of goodwill.

Our resulting net loss for the year ended December 31, 2003 was $389.6 million as compared to a net loss of $522.4 million for the year ended December 31, 2002.

Results of Operations: Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Our room revenues were $750.9 million and $839.1 million for the years ended December 31, 2002 and 2001, respectively. Approximately $4.1 million of the decrease is attributable to those hotels that were sold in 2002. The remaining decrease is attributable to the declining revenues throughout our owned and leased hotel portfolio. While occupancy increased 1.2%, ADR and RevPAR decreased 4.5% and 7.6%, respectively, for the year ended December 31, 2002 as compared to the same period in 2001. This RevPAR decline can be attributed to a reduced demand in the transient and group segments of our business as a result of the sluggish economy, offset by increased leisure business.

Our food and beverage revenues were $394.8 million and $416.1 million for the years ended December 31, 2002 and 2001, respectively. Approximately $2.8 million of the decrease is attributable to those hotels that were sold in 2002. The remaining decrease is primarily attributable to decreased banquet and catering revenues in our owned and leased hotel portfolio for the year ended December 31, 2002 as compared to the same period in 2001.

Our other hotel revenues were $181.4 million and $195.4 million for the years ended December 31, 2002 and 2001, respectively. Approximately $684,000 of the decrease is attributable to those hotels that were sold in 2002. The remaining decrease is primarily attributable to the decline in communication, other minor operating revenues and reduced group cancellation revenues throughout our owned and leased hotel portfolio for the year ended December 31, 2002 as compared to the same period in 2001.

Our room expenses were $189.2 million and $200.2 million for the years ended December 30, 2002 and 2001, respectively. Approximately $1.5 million of the decrease was due to hotels that were sold in 2002. The remaining decrease is attributable to staffing reductions at the hotels and other cost saving initiatives we implemented as our hotel revenues declined.

Our food and beverage expenses were $276.8 million and $295.7 million for the years ended December 31, 2002 and 2001, respectively. The decrease consists of a decrease in food and beverage product costs, operating supplies and labor costs, that amounted to $16.6 million in our owned and leased portfolio as well as a reduction in costs of $2.3 million from hotels that were sold in 2002.

Our other hotel expenses were $545.6 million and $567.1 million for the years ended December 31, 2002 and 2001, respectively. Approximately $2.5 million of the decrease was due to hotels that were sold in 2002. The remaining decrease is attributable to lower minor operating expenses and other cost saving initiatives we implemented as our hotel revenues declined. The decrease was offset, in part, by higher property insurance premiums in 2002.

Our management fee and service fee income was $17.6 million and $20.2 million for the years ended December 31, 2002 and 2001, respectively. The decrease is primarily a result of reductions in hotel revenue upon which the fees are based and the termination of certain contracts during 2002 and 2001.

Our interest and other income was $7.1 million and $10.3 million for the years ended December 31, 2002 and 2001, respectively. Approximately $543,000 of the decrease in interest income can be attributed to hotels that were sold in 2002 and 2001. The remaining decrease is attributable to the payment of certain note receivables in 2002.

Our general and administrative expenses were $73.5 million and $95 million for the years ended December 31, 2002 and 2001, respectively. The decrease is primarily a result of the following: reductions in conversion costs of $11.7 million, reductions in the write-off of receivables deemed not collectible of $5.5 million, reductions of $4.5 million in costs associated with the termination of management and leasehold contracts, reductions of $5.2 million in reservation and marketing funds not reimbursed by the hotels and reductions of $6.6 million in severance costs. These reductions were offset in 2002, in part, by increases in debt restructuring costs of $1.5 million, an increase in bonus accruals of $7.5 million, an increase in deferred compensation expenses of $1.3 million and an increase in office equipment maintenance and supply expenses of $2.2 million.

During the year ended December 31, 2002, our bond offering cancellation costs were $3.8 million. We withdrew a proposed offering of debt securities during the second quarter of 2002 due to unfavorable market conditions.

Our interest expense was $211.3 million and $276.2 million for the years ended December 31, 2002 and 2001, respectively. This decrease is primarily a result of a reduction in the amount of our total debt. At December 31, 2002 and 2001, we had approximately $2.8 billion and $3.4 billion of debt, respectively. Also, the one-month LIBOR rate was 1.38% and 1.87% as of December 31, 2002 and 2001, respectively, and the weighted average interest rate for 2002 was 6.17% as compared to 7.37% for 2001.

Our depreciation and amortization expense was $213 million and $208 million for the years ended December 31, 2002 and 2001, respectively. During the fourth quarter of 2001, we transferred back to held for use certain assets that were previously held for sale thus increasing depreciation expense for the year ended December 31, 2002 by $47.5 million. This increase was offset by our adopting of SFAS 142 during the first quarter of 2002 which impaired our goodwill by $324.1 million thus reducing amortization expense by $12.1 million for the year ended December 31, 2002. In addition, depreciation expense was reduced by $9.8 million due to asset sales in 2002.

During the year ended December 31, 2001, we classified five assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on the estimated net sales proceeds, we recorded a reserve for impairment for loss on real estate assets held for sale of $16.3 million in 2001. The provision reduced the carrying value of the owned hotels to the estimated net sales proceeds less estimated costs to sell. Also, during 2001, we recorded a reserve for impairment on three assets held for use of $7.9 million.

The benefit for income taxes was $97.6 million and $110.5 million for the years ended December 31, 2002 and 2001, respectively. The decrease is, in part, due to the reduction in operating losses. This was offset, in part, by depreciation of certain assets that were previously held for sale during the year ended December 31, 2001, resulting in differences in general accepted accounting principle, or GAAP, and tax depreciation.

Minority interests’ share of income in consolidated subsidiaries was $258,000 and $6.7 million for the years ended December 31, 2002 and 2001, respectively. Approximately $3.3 million of the decrease in minority interest is attributable to those hotels that were sold in 2002 and 2001. In addition, the decrease in the allocation of income used in the computation of minority interest was due to depreciation expense now being recorded for assets previously held for sale in 2001 and due to lower operating income.

We recorded losses of $27.2 million and $32.3 million for the years ended December 31, 2002 and 2001, respectively, for the change in the fair market value of the ineffective interest rate hedge contracts. In addition, a reduction of $4.8 million (net of taxes of $3.2 million) and a charge of $6.6 million (net of taxes of $4.4 million) were recorded against other comprehensive income as of December 31, 2002 and 2001, respectively, for the change in the fair value of the effective derivatives. Also, during the years ended December 31, 2002 and 2001, we paid $41.7 million and $15.4 million respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $9.5 million (net of taxes of $6.3 million) and $9.7 million (net of taxes of $6.4 million) for the years ended December 31, 2002 and 2001, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

The loss from discontinued operations was $54.5 million for the year ended December 31, 2002 and the income from discontinued operations was $24.2 million for the year ended December 31, 2001. The decrease in income is attributable to the increase in loss from operations of $69.1 million, impairment charges of $37.8 million and losses on the sale of assets of $17.3 million. The loss from discontinued operations was offset, by an increase in tax benefit of $45.6 million.

During the year ended December 31, 2002, we recorded a cumulative effect of an accounting change of $324.1 million to reflect a write-off of goodwill. In 2001, $10.4 million (net of taxes of $6.9 million) was recorded to reflect an adjustment to the derivative financial instruments.

Our resulting net loss for the year ended December 31, 2002 was $522.4 million compared to a net loss of $138.9 million for the year ended December 31, 2001.

Results of Reporting Segments

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties, (2) non-proprietary branded hotel properties and (3) other.

For the year ended December 31, 2003 compared with the year ended December 31, 2002

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 86.7% and 83.8% of our total revenues for the years ended December 31, 2003 and 2002, respectively. Total revenue for this segment was $1.11 billion compared to $1.13 billion for the years ended December 31, 2003 and 2002, respectively. Operating income for this segment was $260.8 million compared to $276.8 million for the years ended December 31, 2003 and 2002, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 4.9% in the year ended December 31, 2003 as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom. The decrease in ADR was partially offset by an increase in occupancy of 3.4%.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 11.4% and 14.3% of our total revenues for each of the years ended December 31, 2003 and 2002, respectively. Total revenue for this segment was $146 million compared to $193.7 million for the years ended December 31, 2003 and 2002, respectively. Operating income for this segment was $26.5 million and $38.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since December 31, 2002. Also, operating results were impacted by a decline in ADR of 5.4% as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom.

During 2002, we identified 50 non-proprietary branded hotels as non-strategic assets that we intend to sell. We have sold 26 of these assets and 24 assets remain to be sold. However, these remaining 24 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of each asset’s fair value. The 24 assets represented approximately 20% and 17% of our revenue for the years ended December 31, 2003 and 2002, respectively. In response to third party offers, we have also identified a limited number of Wyndham-branded assets that we would consider selling under limited circumstances and upon specific conditions. The Wyndham-branded assets include properties where we would retain a franchise or management agreement, properties that reside in markets where we have multiple Wyndham-branded assets and would maintain favorable market penetration after the sale, and properties that are inconsistent with the maintenance and development of the Wyndham brand.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $23.8 million and $24.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease in this segment’s revenue was primarily the result of a reduction in dividend and interest income from investments that were sold subsequent to December 31, 2002. Operating losses for this segment were $481 million and $557.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease was primarily due to the following: reductions in bonus expenses of $8.2 million, reductions in payroll costs of $3.1 million, reductions in deferred compensation expenses of $882,000, reductions in legal fees of $414,000, reductions in development and acquisition costs of $2.6 million, reductions in severance costs of $2.9 million, reductions in management contract costs of $5.6 million, reductions in derivative instruments of $62.6 million, reductions in bond cancellation costs of $3.8 million, reductions in interest expense of $27.6 million, reductions in depreciation and amortization of $11.9 million and reductions in leasehold termination costs of $4 million. The reductions were offset by increases in receivable write-offs of $908,000, increases in directors’ and officers’ insurance of $1.6 million, increases in general insurance costs of $493,000, increases in professional fees of $1.1 million, increases in impairment on assets held for sale of $27.8 million, increases in losses on the sale of assets of $15.6 million, increases in office equipment maintenance and supply costs of $1.7 million and a litigation settlement accrual of $6.8 million.

For the year ended December 31, 2002 compared with the year ended December 31, 2001

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 83.8% and 79.4% of our total revenues for the years ended December 31, 2002 and 2001, respectively. Total revenue for this segment was $1.13 billion compared to $1.18 billion for the years ended December 31, 2002 and 2001, respectively. Operating income for this segment was $276.8 million compared to $321.4 million for the years ended December 31, 2002 and 2001, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 9.7% in 2002. The decrease in ADR was partially offset by an increase in occupancy of 2.4%. Also, operating results were impacted by increases in our fixed expenses, such as property insurance.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Ramada®, Radisson®, and Hyatt®, represented approximately 14.3% and 18.5% of our total revenues for each of the years ended December 31, 2002 and 2001, respectively. Total revenue for this segment was $193.7 million compared to $274.3 million for the years ended December 31, 2002 and 2001, respectively. Operating income for this segment was $38.7 million and $66.3 million for the years ended December 31, 2002 and 2001, respectively. The decrease in both revenue and operating income is due in part to the sale of non-proprietary branded assets since 2001. Also, operating results were impacted by declines in ADR and occupancy of 7.1% and 4.8%, respectively, and by increases in our fixed expenses, such as property insurance.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $24.7 million and $30.5 million for the years ended December 31, 2002 and 2001, respectively. The decrease in this segment’s revenue was primarily the result of lost management fees from contracts lost and the decline in hotel revenue upon which management fees are based. Operating losses for this segment were $557.7 million and $647.8 million for the years ended December 31, 2002 and 2001, respectively. The decrease in operating loss is primarily a result of the following: reductions in conversion costs of $11.7 million resulting from the implementation of brand standards in our portfolio of hotels, reductions in the write-off of receivables deemed not collectible for $5.5 million, reductions of $4.5 million in costs associated with the termination of management and leasehold contracts, reductions of $5.2 million in reservation and marketing funds not reimbursed by the hotels, reductions in management contract costs of $10 million, reductions in impairment on assets held for sale of $24 million, reductions in interest expense of $65 million, reductions of $6.6 million in severance costs and increases in the gain on the sale of assets of $21.9 million. These reductions were offset in 2002, in part, by increases in debt restructuring costs of $1.5 million, increases in the bonus expenses of $7.5 million, increases in deferred compensation expenses of $1.3 million, increases in derivative instruments of $37.2 million, increases in bond cancellation costs of $3.8 million, increases in depreciation and amortization of $5 million and increases in office equipment maintenance and supply costs of $2.2 million.

Recent Events

During 2004 to date, we have sold our investments in nine hotels in three separate transactions for net cash proceeds of $45.6 million after repayment of mortgage debt of $96.5 million. Of the net cash proceeds, $34.8 million was used to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

In March 2004, the leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22 million, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

On January 31, 2004, Stephen T. Clark resigned his position as a class C director due to time constraints.

On February 11, 2004, Marc A. Beilinson was appointed a class C director to fill the vacancy created by Mr. Clark’s resignation.

On February 11, 2004, Adela Cepeda was appointed a class A director to fill the vacancy created by Sue Groenteman’s resignation on September 18, 2002.

On February 25, 2004, Norman Brownstein resigned his position as a class C director due to time constraints. No one has been appointed to fill this vacancy at this time.

Statistical Information

During 2003, our portfolio of 103 owned and leased hotels experienced a decline in both ADR and RevPAR of approximately 4.9% and 1.6%, respectively, as compared to 2002 while occupancy increased by 3.4%. We attribute the declines in both ADR and RevPAR primarily to a sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom. The following table sets forth certain statistical information for our 103 owned and leased hotels for 2003 and 2002 as if the hotels were owned or leased for the entire periods presented.

	Occupancy		ADR		RevPAR
	2003	2002	2003	2002	2003	2002
Wyndham Hotels & Resorts®	73.4%	68.5%	$115.02	$120.53	$84.43	$84.36
Wyndham Luxury Resorts®	75.1	74.4	223.42	236.15	167.78	176.16
Wyndham Garden Hotels®	75.4	71.6	90.79	101.44	68.44	73.69
Summerfield Suites by Wyndham™	84.7	79.0	91.98	100.18	77.9	80.31
Non-proprietary brands	58.1	57.9	87.49	92.5	50.8	53.62

Weighted average	68.6%	65.2%	$106.28	$111.75	$72.96	$74.17

Liquidity and Capital Resources

Our cash and cash equivalents as of December 31, 2003 were $62.4 million, and our restricted cash was $130.5 million. Our cash and cash equivalents as of December 31, 2002 were $37.2 million, and our restricted cash was $143.8 million. Included in restricted cash at December 31, 2003 is $25.9 million which is a portion of the net proceeds received from the sale of Marriott Philadelphia West that was part of a portfolio of thirteen hotels sold in 2002. The $25.9 million will be used to make payments on such debt, refinance all or any portion of the debt and/or extend maturities and amortization payments in accordance with the credit facilities.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $62.6 million, $76.5 million and $158.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Operational cash flows were negatively impacted by lower cash generated from hotel operations as a result of hotels sold and lower RevPar which was 1.6% lower compared to the same period in 2002. The decrease in RevPar was negatively impacted by the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom. This was offset in part by lower interest expense payments of approximately $47.4 million as compared to the same period in 2002 due to the reduction in the amount of our total debt and lower interest rates in 2003.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $137.2 million for the year ended December 31, 2003, resulting primarily from proceeds received from the sale of assets during 2003. This was offset by renovation expenditures at certain hotels, the acquisition of a hotel property and changes in our restricted cash reserves during the period. Cash flows used in financing activities of $174.6 million for the year ended December 31, 2003 were primarily related to principal repayments made on our debt.

Cash flows provided by our investing activities were $425.7 million for the year ended December 31, 2002, resulting primarily from asset sales during 2002. This was partially offset by renovation expenditures at certain hotels. Cash flows used by our financing activities of $631 million for the year ended December 31, 2002 were primarily related to the net principal repayments made on our debt as a result of asset sales.

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

Credit Facilities

As of December 31, 2003, we had approximately $164.1 million outstanding under our revolving credit facility, $1.05 billion outstanding on term loans I, $343.3 million outstanding on term loans II and $15.1 million outstanding under increasing rate loans. Additionally, we had outstanding letters of credit totaling $77.5 million. Also, as of December 31, 2003, we had $1.07 billion of mortgage debt outstanding that encumbered 40 hotels and capital leases and other debt of $38.4 million, resulting in total indebtedness of approximately $2.68 billion. Included in the total indebtedness is approximately $118.1 million of debt associated with assets held for sale. As of December 31, 2003, we had approximately $161 million in liquidity. Our liquidity is defined as revolver availability plus cash in our overnight accounts.

On March 4, 2003, we entered into a fourth amendment and restatement of our term loan and revolving credit facility and a third amendment of our increasing rate loans facility. The amendments and restatements include the following:

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

On May 29, 2003, we entered into a fifth amendment and restatement of our term loan and revolving credit facility and a fourth amendment of our increasing rate loans facility. The amendments provided for the extension of the maturity dates of our revolving and increasing rate loan facilities held by consenting lenders (previously scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of $200.2 million of the term and increasing rate facilities before February 29, 2004. On December 9, 2003, we satisfied all conditions precedent necessary to affect an extension of the consenting lenders’ maturity dates for the revolving credit facility and the increasing rate loans to April 1, 2006. Loans held by non-consenting lenders totaling approximately $19 million will retain the original maturity date of June 30, 2004. Pursuant to the terms of the amended credit facilities, we have retained an amount sufficient to satisfy such $19 million debt at maturity from the net cash proceeds of asset sales and refinancings. The proceeds of asset sales and refinancings were the primary sources of funds for the $200.2 million principal repayment and the $19 million reserve for the June 30, 2004 maturities. In connection with the maturity extensions, the available commitments under our revolving credit facility have been reduced by $85 million. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities, including a 2% fee to be paid at maturity based upon the sum of the revolving commitments and outstanding terms loans, if any, as of June 30, 2005.

Pursuant to the terms of the amended credit facilities as in effect following the maturity extensions described above, we may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22.5 million to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as we maintain a pro forma minimum revolving credit facility commitment availability after giving effect to such retention. As of January 15, 2004, we have retained $22.5 million to satisfy the non-consenting lenders at the June 2004 original maturity date from the net cash proceeds of asset sales and refinancings. We may retain all or any portion of the reserved amount in the event the outstanding balance of the loans held by non-consenting lenders is less than the reserved amount as of the June 2004 maturity date. Following the retention described above, we will apply net cash proceeds in the following manner: first, the initial $20 million of asset sale proceeds each year may be retained by us, provided that the second $10 million of the $20 million may be retained only if our liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including our maximum liquidity levels, we may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35 million a year; third, to repay scheduled term loan payments; fourth, after we have retained $35 million in such year, or if we are not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro-rata basis. We also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

On June 11, 2003, we completed a $425 million mortgage refinancing secured by 19 hotel properties. The loan was made by affiliates of Lehman Brothers Holdings Inc., bears interest at the rate set forth in Note 4, footnote 8 to our consolidated financial statements and has an initial maturity date of June 9, 2005. We have the sole discretion to extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the two mortgage pools that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

On November 6, 2003, we refinanced the Wyndham Condado Plaza mortgage debt totaling $36.5 million as of September 30, 2003, with Lehman Brothers Holdings Inc. A portion of the excess proceeds received from the Condado refinancing was used to pay down $23.5 million of the senior credit facility and increasing rate loan. The new loan totaling $94.5 million bears interest at LlBOR plus 4.25%, with a 2% LIBOR floor, and matures on November 6, 2005. The maturity date may be extended, solely at our option, for three one year periods.

We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund our normal recurring expenses and our debt service requirements. We anticipate that these needs will be fully funded from our cash flows provided by operating activities and, when necessary, from our revolving credit facility. In the past, we have generally met our long-term liquidity requirements for the funding of activities, such as development and scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the proceeds from the sale of our assets. In the future, we may seek to increase our capital resources through similar activities or, subject to limitations imposed by the terms of our credit agreements and preferred stock, through offerings of debt or equity securities, including convertible notes and preferred or common stock.

As of December 31, 2003, under the terms of the applicable credit facilities, loan agreements, and lease agreements, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total	2004		2005		2006	2007	2008	2009 and thereafter
	(in thousands)
Debt(A)	$2,645,081	$290,887	(1)	$682,193	(2)	$1,533,922	$91,342	$3,233	$43,504
Capital leases obligations	36,878	1,774		1,746		1,632	1,483	911	29,332
Office leases(B)	7,458	2,128		1,906		1,850	1,418	125	31
Hotel and ground leases(B)	195,216	15,198		14,975		14,975	15,536	15,426	119,106

Total	$2,884,633	$309,987		$700,820		$1,552,379	$109,779	$19,695	$191,973

(1)	We can elect to extend $214.5 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account.
(2)	We can elect to extend $491.7 million for three additional twelve month periods and $43.5 million for one additional twelve month period.
(A)	Subsequent to December 31, 2003, mortgage debt and senior credit facilities were paid down by $96.5 million and $34.8 million respectively, due to asset sales.
(B)	Office, hotel and ground leases are operating leases and are included in operating expenses.

During 2004, we have scheduled principal payments and debt maturities of approximately $292.7 million. Of that amount, we can elect to extend $214.5 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account. We are seeking to refinance the remaining mortgages prior to their maturities in 2004; however, there can be no assurance that we will be able to do so. During 2005, we have scheduled principal payments and debt maturities of approximately $683.9 million. Of that amount, we can elect to extend $491.7 million for three additional twelve month periods and $43.5 million for one additional twelve month period. Of the remaining 2005 maturities, we are seeking to extend or refinance these debt maturities, however, there can be no assurance that we will be able to do so.

Dividends

We do not anticipate paying a dividend to our common stockholders and we are prohibited under the terms of our senior credit facility and increasing rate loans facility from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of December 31, 2003, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $73.1 million. This amount has been included in accounts payable and accrued expenses as of December 31, 2003. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2003, we have issued an additional stock dividend of 637,652 shares of series A and series B preferred stock with a value of $63.8 million.

Renovations and Capital Improvements

During 2003, we invested approximately $59.6 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2004, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and $250,000 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2003, our balance sheet included an estimated liability with respect to this self-insurance program of $26.6 million.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of December 31, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to record accruals for losses that we consider to be probable and that can be reasonably estimated as a result of any pending actions against us.

Newly Issued Accounting Standards

We implemented the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in 2002. As a result of the adoption of SFAS 144, gain and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, was classified as gains or losses from the disposal of discontinued operations. Certain gains and losses on long-lived assets classified as held for sale that were disposed of during the years ended December 31, 2003, 2002 and 2001, have been classified in continued operations because they were classified as held for sale as of December 31, 2001 and restatement of prior periods is not permitted under SFAS 144.

On January 1, 2003, we adopted SFAS 145, “Rescission of SFAS 4, 44 and 66, Amendment of SFAS 13 and Technical Correction.” SFAS 145 rescinds SFAS 4, 44 and 64 and amends SFAS 13 to modify the accounting for sale-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of SFAS 145, we reclassified amount shown as extraordinary item for the year ended December 31, 2001 to continuing operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. Finally, SFAS 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. We made the disclosures required by the provisions of SFAS 148 on page F-12 under “Stock Compensation.”

In January 2003, the FASB issued Interpretation 46 (“FIN 46” ), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. We did not establish any variable interest entities after January 31, 2003. We are in the process of evaluating all of our lease, management and joint venture relationships that existed prior to January 31, 2003 in order to determine whether the entities are VIE’s and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest. We believe it is reasonably possible that our interest in one management contract (Wyndham Anatole) is a VIE where we are the primary beneficiary, which requires consolidation under FIN 46 as of January 1, 2004. Had consolidation been required as of December 31, 2003, we would have recorded assets of $150.7 million, liabilities of $201.2 million and minority interest of $(50.5) million. In the unlikely event that we terminate the management contract and all of the underlying assets related to this contract had no value, we estimate that the maximum exposure to loss would approximate $92.3 million, primarily representing the net carrying value of our investment in the Wyndham Anatole at December 31, 2003. However, we expect to recover the recorded amount of our investment in the Wyndham Anatole. As we finalize our evaluation of the impact of applying FIN 46, additional entities may be identified that would need to be consolidated.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” derivative and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. For calendar-year-end companies, SFAS 150 will become effective at the beginning of their third quarters. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $23.1 million in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $16.8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 2003. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 2003.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2003.

	2004	2005	2006		2007	2008	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$5,508	$19,033		$7,167	$92,291	$3,539	$60,720	$188,258	$201,501
Average Interest Rate	8.75%	8.98%		9.09%	8.12%	9.05%	9.00%
Variable Rate	$287,153 (1)	$664,906 (2)		$1,528,387	$535	$605	$12,115	$2,493,701	$2,493,701
Average Interest Rate	5.02%	7.63%		9.87%	4.81%	4.65%	4.87%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable	$—	$53,128		$—	$—	$—	$—	$53,128	$(109)
Average Pay Rate	4.62%	4.62%		—	—	—	—	—
Average Receive Rate	4.52%	4.94%		—	—	—	—	—
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$755,978		$—	$—	$—	$—	$755,978	$(49,148)
Average Pay Rate	6.63%	6.63%		—	—	—	—	—
Average Receive Rate	1.50%	2.94%		—	—	—	—	—
Interest Rate Caps
Notional Amount	$377,465	$688,515	$		$—	$—	$—	$1,065,980	$(7,503)
Strike Rate	6.21%	5.83%		—	—	—	—	—
Forward Rate	1.50%	2.94%		—	—	—	—	—

(1)	We can elect to extend $214.5 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account.
(2)	We can elect to extend $491.7 million for three additional twelve month periods and $43.5 million for one additional twelve month period.
(3)	Subsequent to December 31, 2003, mortgage debt and senior credit facilities were paid down by $96.5 million and $34.8 million respectively, due to asset sales.

The debt portfolio as of December 31, 2002 was as follows:

	2003	2004	2005	2006	2007	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$7,881	$15,843	$47,180	$7,012	$92,248	$64,220	$234,384	$259,993
Average Interest Rate	8.39%	3.09%	7.51%	9.22%	8.13%	9.29%
Variable Rate	$377,905	$879,527	$171,875	$1,153,177	$—	$9,675	$2,592,159	$2,592,159
Average Interest Rate	4.51%	7.14%	6.67%	9.59%	—	1.80%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$—	$803,709	$—	$—	$—	$803,709	$(78,936)
Average Pay Rate	6.51%	6.67%	6.68%	—%	—	—
Average Receive Rate	1.39%	2.49%	3.71%	—%	—	—
Interest Rate Caps
Notional Amount	$426,121	$337,577	$104,070	$—	$—	$—	$867,768	$(13,878)
Strike Rate	6.89%	7.93%	9.75%	—%	—	—
Forward Rate	1.39%	2.49%	3.71%	—%	—	—

From December 31, 2002 to December 31, 2003, the liability for derivative instruments decreased by $36.1 million. Our derivative portfolio consists entirely of interest rate protection agreements, which are valued based on the present value of future expected hedge payments over the remaining term of each interest rate hedge. Since, the hedges have moved closer to their maturity date at the end of 2003, the present value of future expected hedge payments has decreased. Consequently, the negative market value on the hedges has decreased which resulted in a decrease to the liability for derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors’ report and our financial statements, notes thereto and financial statement schedules listed in the accompanying index are filed as part of this Annual Report on Form 10-K. See “Index to Financial Statements and Financial Statement Schedules” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, management, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the three month period ended December 31, 2003, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of this Annual Report on Form 10-K (other than the information required by Item 401 of Regulation S-K with respect to executive officers, which appears under the heading “Executive Officers of the Registrant” in Part I of this report) is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders.

On January 31, 2004, Stephen T. Clark resigned his position as a class C director due to time constraints. On February 11, 2004, Marc A. Beilinson was appointed a class C director to fill the vacancy created by Mr. Clark’s resignation.

On February 11, 2004, Adela Cepeda was appointed a class A director to fill the vacancy created by Sue Groenteman’s resignation on September 18, 2002.

On February 25, 2004, Norman Brownstein resigned his position as a class C director due to time constraints. No one has been appointed to fill the vacancy at this time.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan table presented below, the information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	27,634,698	(1)	$5.75	(2)	7,934,232	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	27,634,698	(1)	$5.75	(2)	7,934,232	(3)

(1)	The 27,634,698 consists of 14,531,549 of stock options outstanding and 13,103,149 of restricted unit awards outstanding at December 31, 2003.
(2)	The figure set forth in column (b) reflects the weighted average exercise price for the 14,531,549 stock options outstanding under our equity compensation plans as of December 31, 2003. In addition to such stock options, 13,103,149 restricted unit awards were also outstanding under our equity compensation plans as of December 31, 2003. These restricted unit awards entitle the recipients to receive shares of our class A common stock upon the satisfaction of certain terms and conditions, including the satisfaction of certain vesting requirements. Since no exercise price is payable with respect to the restricted unit awards, such restricted unit awards were excluded from the calculation of the weighted average exercise price set forth in column (b).

(3)	The figure set forth in column (c) reflects the number of securities available for issuance under our equity compensation plans as of December 31, 2003. Under the Second Amendment and Restatement of our 1997 Incentive Plan, the number of shares available for grant is equal to 10% of the outstanding shares of our class A common stock on a fully diluted basis. For purposes of this plan, “fully diluted basis” means the assumed conversion of all outstanding shares of our series A and series B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of this Annual Report on 10-K is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on 10-K is incorporated by reference from our definitive Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)	The index to the audited financial statements and the notes thereto, and financial statement schedules is included on page F-1 of this Annual Report on Form 10-K. The financial statements are included herein at pages F-1 through F-40. The following financial statement schedules are included herein at pages F-41 through F-50:

Schedule II—Valuation and Qualifying Accounts

Schedule III—Real Estate and Accumulated Depreciation for Wyndham International, Inc.

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b)	Reports on Form 8-K for the quarter ended December 31, 2003:

We filed a Current Report on Form 8-K on November 10, 2003, reporting, under Item 12, our results of operations for the third quarter ended September 30, 2003.

(c)	Exhibits:

Exhibit Number	Description
2.1	Securities Purchase Agreement, dated as of February 18, 1999, by and among Patriot American Hospitality, Inc. (“Patriot”), Wyndham International, Inc. (“Wyndham”), Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and the Investors named therein, incorporated by reference to Exhibit 2.1 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

Exhibit Number	Description

2.2	Amendment to Securities Purchase Agreement, dated as of June 28, 1999, by and among Patriot, Wyndham, Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and the parties identified on the signature page as the Original Investors, incorporated by reference to Exhibit 2.2 to Wyndham’s Current Report on Form 8-K filed July 13, 1999.

2.3	Restructuring Plan, incorporated by reference to Exhibit 2.2 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

2.4	Agreement and Plan of Merger, dated as of March 26, 1999, by and among Wyndham, Wyndham International Acquisition Subsidiary, Inc. and Patriot, incorporated by reference to Exhibit 2.3 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

3.1	Amended and Restated Certificate of Incorporation of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham’s Registration Statement on Form S-8 filed July 2, 1999.

3.2	Amended and Restated Bylaws of Wyndham, incorporated by reference to Exhibit 3.2 to Wyndham’s Registration Statement on Form S-8 filed July 2, 1999.

4.1	Certificate of Designation of Series A Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 99.5 to Wyndham’s and Patriot’s Current Report on Form 8-K filed March 2, 1999.

4.2	Certificate of Designation of Series B Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.
4.3	Certificate of Designation of Series C Junior Participating Cumulative Preferred Stock of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham’s Current Report on Form 8-K filed July 12, 1999.

4.4	Registration Rights Agreement, dated as of February 18, 1999, by and among Wyndham and the holders of Series B Convertible Preferred Stock of Wyndham party thereto, incorporated by reference to Exhibit 4.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

4.5	Registration Rights Agreement, dated as of June 30, 1999, by and among Wyndham and former Operating Partnership unitholders party thereto, incorporated by reference to Exhibit 10.1 to Wyndham’s Registration Statement on Form S-3 (SEC file no. 333-86189) filed August 30, 1999.

4.6	Shareholder Rights Agreement, dated as of June 29, 1999, between Wyndham and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to Wyndham’s Current Report on Form 8-K, filed July 12, 1999.

4.7	Amendment No. 1 to the Shareholder Rights Agreement, dated May 12, 2000, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form 8-A filed May 30, 2000.

4.8	Amendment No. 2 to the Shareholder Rights Agreement, dated April 24, 2002, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.8 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.1	Credit Agreement, dated as of June 30, 1999, by and among Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit Number	Description

10.2	Increasing Rate Note Purchase and Loan Agreement, dated as of June 30, 1999, by and among Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.3	Executive Employment Agreement as Amended and Restated, dated as of April 19, 1999, between Wyndham and Michael A. Grossman, incorporated by reference to Exhibit 10.5 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Executive Employment Agreement, dated as of March 27, 2000, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.4 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.5	Letter Agreement, dated July 7, 1999, between Wyndham and Karim Alibhai, incorporated by reference to Exhibit 10.4 to Wyndham’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.6	Second Amendment and Restatement of the Wyndham 1997 Incentive Plan, incorporated by reference to Exhibit 4.1 to Wyndham’s Registration Statement on Form S-8 filed on September 6, 2001.

10.7	Executive Employment Agreement, dated April 12, 2000 between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.8	Executive Employment Agreement, dated May 31, 2000 between Wyndham and Richard A. Smith, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.9	Executive Employment Agreement, dated August 1, 2000 between Wyndham and David W. Johnson, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

10.10	Letter Agreement, dated March 1, 2001, between James D. Carreker and Wyndham, incorporated by reference to Exhibit 10.16 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.11	Amendment and Restatement to the Credit Agreement, dated September 25, 2000, by Wyndham and the lenders named therein incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

10.12	Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated September 25, 2000, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.18 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.13	Employment Agreement dated March 19, 2001 between Joseph Champ and Wyndham, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (as amended).

10.14	Loan Agreement, dated as of July 18, 2001, by and among W-Baltimore, LLC, Posadas De San Juan Associates, W-Atlanta, LLC, W-Boston LLC and Travis Real Estate Group Joint Venture (wholly-owned subsidiaries of Wyndham) and Lehman Brothers Bank FSB, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.15	Form of Restricted Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.16	Waiver to the Credit Agreement, dated as of September 25, 2001, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

Exhibit Number	Description

10.17	Addendum to Employment Agreement, effective as of July 13, 2001, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.17 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.18	Addendum No. 2 to Employment Agreement, effective as of November 14, 2001, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.18 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.19	Second Amendment and Restatement to the Credit Agreement, dated as of January 16, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.19 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.20	Second Amendment and Restatement to the Increasing Note Purchase and Loan Agreement, dated as of January 16, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.20 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.21	Addendum to Employment Agreement, effective as of August 30, 2001, between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.21 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.22	Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.22 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.23	Addendum to Employment Agreement, effective as of August 10, 2001, between Wyndham and Michael Grossman, incorporated by reference to Exhibit 10.23 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.24	Addendum No. 2 to Employment Agreement, effective as of December 21, 2001, between Wyndham and Michael Grossman, incorporated by reference to Exhibit 10.24 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.25	Addendum to Employment Agreement, effective as of August 16, 2001, between Wyndham and Richard Smith, incorporated by reference to Exhibit 10.25 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.26	Addendum No. 2 to Employment Agreement, effective as of December 21, 2001, between Wyndham and Richard Smith, incorporated by reference to Exhibit 10.26 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.27	Addendum to Employment Agreement, effective as of September 14, 2001, between Wyndham and David Johnson, incorporated by reference to Exhibit 10.27 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.28	Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and David Johnson, incorporated by reference to Exhibit 10.28 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.29	Addendum to Employment Agreement, effective as of August 10, 2001, between Wyndham and Joseph Champ, incorporated by reference to Exhibit 10.29 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.30	Addendum No. 2 to Employment Agreement, effective as of December 31, 2001, between Wyndham and Joseph Champ, incorporated by reference to Exhibit 10.30 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number	Description

10.31	Form of Third Amendment and Restatement to the Credit Agreement, dated as of April 22, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.32	Amendment No. 1 to the Second Amendment and Restatement of Wyndham’s 1997 Incentive Plan, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.33	Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.34	Addendum No. 4 to Employment Agreement, effective as of January 28, 2002, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.4 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.35	Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Theodore Teng, incorporated by reference to Exhibit 10.5 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.36	Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Joseph H. Champ, incorporated by reference to Exhibit 10.6 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.37	Employment Agreement, dated September 17, 2002, between Wyndham and Mark A. Solls, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.38	Loan Agreement, dated as of June 28, 1999, between Lehman Brothers Holdings Inc. and W-Brookfield, LLC, DT Glenview, LLC, R-Lisle, LLC, Rad-Burl, LLC, Parsippany, LLC, Rad-Jose, LLC, WCHNW, LLC, W-Garden Atlanta, LLC, W-Charlotte, LLC, and H-Melbourne, L.P, incorporated by reference to Exhibit 10.38 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.39	First Amendment to Loan Agreement, dated as of June 29, 2001, between W-Brookfield, LLC, DT Glenview, LLC, R-Lisle, LLC, Rad-Burl, LLC, Parsippany, LLC, Rad-Jose, LLC, WCHNW, LLC, W-Garden Atlanta, LLC, W-Charlotte, LLC and H-Melbourne, L.P. and Sasco Floating Rate Commercial Mortgage Trust 1999-C3, Multiclass Pass-Through Certificates, Series 1999-C3, incorporated by reference to Exhibit 10.39 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.40	Amended and Restated Loan Agreement, dated as of November 5, 1999, between Bear, Stearns Funding, Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 10.40 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.41	First Amendment and Supplement to Amended and Restated Loan Agreement, dated as of September 6, 2002 between LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.41 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.42	Second Amendment and Supplement to Amended and Restated Loan Agreement, dated as of October 11, 2002, between LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.42 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description

10.43	Third Amendment and Supplement to Amended and Restated Loan Agreement, dated as of November 15, 2002, between LaSalle National Bank, as Trustee for the Registered Holders of Bear Stearns Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.43 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.44	Promissory Note, dated September 4, 1997, by Patriot American Hospitality Partnership, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,467,000, incorporated by reference to Exhibit 10.44 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.45	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $29,748,000, incorporated by reference to Exhibit 10.45 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.46	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $11,155,500, incorporated by reference to Exhibit 10.46 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.47	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $9,246,000, incorporated by reference to Exhibit 10.47 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.48	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $21,909,000, incorporated by reference to Exhibit 10.48 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.49	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,366,500, incorporated by reference to Exhibit 10.49 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.50	Promissory Note, dated February 13, 2001, by Fred J. Kleisner in favor of Wyndham, incorporated by reference to Exhibit 10.50 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.51	Addendum No. 5 to Employment Agreement, effective as of January 6, 2003, by and between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.51 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.52	Fourth Amendment and Restatement to the Credit Agreement, dated as of March 4, 2003, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

10.53	Third Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated March 4, 2003, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

10.54	Fifth Amendment and Restatement to the Credit Agreement, dated as of May 29, 2003, among the Company and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

Exhibit Number		Description

10.55		Fourth Amendment and Restatement to the Increasing Rate Note Loan and Purchase Agreement, dated as of May 29, 2003, among the Company and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.56		Employment Agreement, dated May 21, 2003, between Wyndham and Andrew Jordan, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.57		Mortgage Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.2 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

10.58		Mezzanine Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.3 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

10.59	*	Mortgage Loan Agreement, dated October 28, 2003, between Lehman Brothers Holdings, Inc. D/B/A Lehman Capital and Posadas De Puerto Rico Associates, Inc.

10.60	*	Mezzanine Loan Agreement, dated October 28, 2003, between Lehman Brothers Holdings, Inc. and PPRA Mezz Borrower, Inc.

12.1*		Statement Regarding Computation of Ratios.

21.1*		Significant Subsidiaries of Wyndham.

23.1*		Consent of PricewaterhouseCoopers LLP.

24.1*		Power of Attorney (included on the signature page of this report on Form 10-K)

31.1*		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2004

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

Signature	Capacities in which signed	Date

/s/ FRED J. KLEISNER Fred J. Kleisner	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 8, 2004

/s/ THEODORE TENG Theodore Teng	President and Chief Operating Officer	March 8, 2004

/s/ RICHARD A. SMITH Richard A. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 8, 2004

/s/ KARIM ALIBHAI Karim Alibhai	Director	March 8, 2004

/s/ MARC A. BEILINSON Marc A. Beilinson	Director	March 8, 2004

/s/ LEONARD BOXER Leonard Boxer	Director	March 8, 2004

Signature	Capacities in which signed	Date

/s/ LEON D. BLACK Leon D. Black	Director	March 8, 2004

/s/ ADELA CEPEDA Adela Cepeda	Director	March 8, 2004

/s/ MILTON FINE Milton Fine	Director	March 8, 2004

/s/ PAUL FRIBOURG Paul Fribourg	Director	March 8, 2004

/s/ THOMAS H. LEE Thomas H. Lee	Director	March 8, 2004

/s/ ALAN M. LEVENTHAL Alan M. Leventhal	Director	March 8, 2004

/s/ WILLIAM MACK William Mack	Director	March 8, 2004

/s/ LEE S. NEIBERT Lee S. Neibert	Director	March 8, 2004

/s/ MARC J. ROWAN Marc J. Rowan	Director	March 8, 2004

/s/ ROLF E. RUHFUS Rolf E. Ruhfus	Director	March 8, 2004

/s/ SCOTT A. SCHOEN Scott A. Schoen	Director	March 8, 2004

/s/ SCOTT M. SPERLING Scott M. Sperling	Director	March 8, 2004

/s/ LYNN C. SWANN Lynn C. Swann	Director	March 8, 2004

/s/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 8, 2004

WYNDHAM INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HISTORICAL FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Wyndham International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Wyndham International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of Wyndham International, Inc.’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/    PricewaterhouseCoopers LLP

Dallas, Texas

March 8, 2004

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$62,441	$37,239
Restricted cash	130,457	143,839
Accounts receivable, net of allowance for doubtful accounts of $4,489 in 2003 and $5,172 in 2002	71,077	100,529
Inventories	13,680	15,488
Prepaid expenses and other assets	10,564	10,008
Assets held for sale, net of accumulated depreciation of $119,868 in 2003 and $28,526 in 2002	238,330	77,256

Total current assets	526,549	384,359

Investment in real estate and related improvements, net of accumulated depreciation of $901,779 in 2003 and $978,953 in 2002	2,938,808	3,611,456
Investment in unconsolidated subsidiaries	48,252	61,631
Notes and other receivables	43,320	41,240
Management contract costs, net of accumulated amortization $20,204 in 2003 and $20,082 in 2002	79,014	83,983
Leasehold costs, net of accumulated amortization of $32 in 2003 and $38,764 in 2002	572	102,250
Trade names, net of accumulated amortization of $37,123 in 2003 and $30,396 in 2002	86,743	93,499
Deferred acquisition costs	4,459	3,111
Deferred expenses, net of accumulated amortization of $73,758 in 2003 and $64,441 in 2002	49,267	52,008
Other assets	6,143	39,921

Total assets	$3,783,127	$4,473,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,609	$29,153
Accrued payroll costs	45,866	48,198
Dividends payable	73,100	43,872
Accrued insurance and property taxes	40,559	40,331
Other accrued expenses	61,875	73,892
Advance deposits	33,006	31,252
Borrowings associated with assets held for sale	118,133	45,835
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	292,661	385,786

Total current liabilities	693,809	698,319

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	2,271,165	2,394,922
Derivative financial instruments	56,760	92,814
Deferred income taxes	39,999	156,070
Deferred income	10,051	9,068
Minority interest in the Operating Partnerships	21,289	21,368
Minority interest in other consolidated subsidiaries	39,981	38,518
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 14,423,151 in 2003 and 13,170,620 in 2002	144	132
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 168,238,102 in 2003 and 167,999,126 in 2002	1,682	1,680
Additional paid in capital	4,166,227	4,039,656
Receivables from shareholders and affiliates	(18,121)	(18,121)
Accumulated other comprehensive income	(8,918)	(15,221)
Accumulated deficit	(3,490,941)	(2,945,747)

Total shareholders’ equity	650,073	1,062,379

Total liabilities and shareholders’ equity	$3,783,127	$4,473,458

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Room revenues	$716,086	$750,909	$839,141
Food and beverage revenues	377,173	394,795	416,097
Other hotel revenues	160,477	181,401	195,412

Total hotel revenues	1,253,736	1,327,105	1,450,650
Management fee and service fee income	17,479	17,639	20,240
Interest and other income	6,335	7,056	10,256

Total revenues	1,277,550	1,351,800	1,481,146

Expenses:
Room expenses	184,154	189,174	200,177
Food and beverage expenses	261,815	276,812	295,697
Other hotel expenses	520,396	545,626	567,079

Total hotel expenses	966,365	1,011,612	1,062,953
General and administrative	63,078	73,523	94,647
Bond offering cancellation costs	—	3,750	—
Interest expense	183,729	211,363	276,214
Termination of management, leasehold and license agreements	1,946	6,445	16,466
Loss (gain) on sale of assets	4,937	(10,701)	11,202
Loss on derivative financial instruments	22,193	84,844	47,600
Impairment loss on assets	27,784	162	24,159
Depreciation and amortization	201,113	212,984	207,971

Total expenses	1,471,145	1,593,982	1,741,212

Operating loss from continuing operations	(193,595)	(242,182)	(260,066)
Equity in earnings of unconsolidated subsidiaries	2,486	1,039	3,500

Loss from continuing operations before income taxes and minority interests	(191,109)	(241,143)	(256,566)
Income tax benefit	41,098	97,560	110,460

Loss from continuing operations before minority interests	(150,011)	(143,583)	(146,106)
Minority interest in consolidated subsidiaries	(1,725)	(258)	(6,657)

Loss from continuing operations	(151,736)	(143,841)	(152,763)
Discontinued operations:
(Loss) income from operations of discontinued hotels. .	(30,779)	(30,877)	38,210
Impairment loss	(137,619)	(37,851)	—
HPT leasehold termination	(153,909)	—	—
Gain (loss) on sale of assets	9,489	(17,342)	—

(Loss) income from discontinued operations before income taxes	(312,818)	(86,070)	38,210
Income tax benefit (provision) from discontinued operations	74,942	31,587	(14,022)

(Loss) income from discontinued operations	(237,876)	(54,483)	24,188

Loss before accounting change	(389,612)	(198,324)	(128,575)
Cumulative effect of change in accounting principle, net of taxes	—	(324,102)	(10,365)

Net loss	$(389,612)	$(522,426)	$(138,940)

Net loss attributable to common shareholders:
Net loss	$(389,612)	$(522,426)	$(138,940)
Preferred stock dividends	(155,586)	(144,217)	(122,621)

Net loss attributable to common shareholders	$(545,198)	$(666,643)	$(261,561)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.83)	$(1.72)	$(1.64)
(Loss) income from discontinued operations, net of taxes	(1.41)	(0.32)	0.14
Cumulative effect of change in accounting principle, net of taxes	—	(1.93)	(0.06)

Net loss per common share	$(3.24)	$(3.97)	$(1.56)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

					Additional Paid in Capital	Receivables From Shareholders and Affiliates	Accumulated Deficit and Dividend Distributions	Accumulated Other Comprehensive Income			Total
	Preferred Stock		Common Stock					Foreign Currency Exchange	Unrealized (Loss) Gain on Derivative Instruments	Unrealized Loss on Securities Held for Sale
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of December 31, 2000	11,087,390	$111	167,416,376	$1,674	$3,828,900	$(17,161)	$(2,018,526)	$(164)	—	$(647)	$1,794,187

Issuance of shares net of offering expenses	—	—	429,719	4	1,982	—	—	—	—	—	1,986
Redemption of Preferred A stock	(158)	—	1,845	—	—	—	—	—	—	—	—
Accrued interest on notes receivable from shareholders and affiliates	—	—	—	—	—	(960)	982	—	—	—	22
Net loss	—	—	—	—	—	—	(138,940)	—	—	—	(138,940)
Foreign currency translation adjustment	—	—	—	—	—	—	—	198	—	—	198
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(28,337)	—	(28,337)
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	(57)	(57)

Comprehensive income											(167,136)

Cash dividends	—	—	—	—	—	—	(40,838)	—	—	—	(40,838)
Stock dividends	817,828	8	—	—	81,774	—	(81,782)	—	—	—	—

Balance as of December 31, 2001	11,905,060	$119	167,847,940	$1,678	$3,912,656	$(18,121)	$(2,279,104)	$34	$(28,337)	$(704)	$1,588,221

Issuance of shares net of offering expenses	—	—	150,858	2	454	—	—	—	—	—	456
Redemption of Preferred A stock	(28)	—	328	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(522,426)	—	—	—	(522,426)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(93)	—	—	(93)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	14,315	—	14,315
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	(436)	(436)

Comprehensive income											(508,640)

Cash dividends	—	—	—	—	—	—	(17,658)	—	—	—	(17,658)
Stock dividends	1,265,588	13	—	—	126,546	—	(126,559)	—	—	—	—

Balance as of December 31, 2002	13,170,620	$132	167,999,126	$1,680	$4,039,656	$(18,121)	$(2,945,747)	$(59)	$(14,022)	$(1,140)	$1,062,379

Issuance of shares net of offering expenses	—	—	110,425	2	228	—	—	—	—	—	230
Redemption of Preferred A stock	(11,025)	—	128,551	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(389,612)	—	—	—	(389,612)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(34)	—	—	(34)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	5,118	—	5,118
Transfer unrealized loss on securities held for sale to realized loss	—	—	—	—	—	—	—	—	—	1,219	1,219

Comprehensive income											(383,309)

Cash dividends	—	—	—	—	—	—	(29,227)	—	—	—	(29,227)
Stock dividends	1,263,556	12	—	—	126,343	—	(126,355)	—	—	—	—

Balance as of December 31, 2003	14,423,151	$144	168,238,102	$1,682	$4,166,227	$(18,121)	$(3,490,941)	$(93)	$(8,904)	$79	$650,073

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(389,612)	$(522,426)	$(138,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	225,713	288,150	254,209
Amortization of deferred compensation	2,480	3,363	2,104
Amortization of deferred loan costs	31,247	25,522	22,017
(Gain) loss on sale of assets	(4,552)	6,641	11,202
Impairment loss on assets	165,403	38,013	24,159
Write-off of intangible assets	156,377	6,445	12,883
Write-off of deferred acquisition costs	335	2,574	1,904
Provision for bad debt expense	6,453	6,539	6,994
(Gain) loss on derivative financial instruments	(26,970)	43,182	47,600
Equity in earnings of unconsolidated subsidiaries	(2,486)	(1,039)	(3,500)
Minority interest in consolidated subsidiaries	3,040	955	10,060
Deferred income taxes	(120,505)	(143,581)	(112,785)
Cumulative effect of change in accounting principle	—	324,102	10,365
Write-off of loan costs	—	—	1,838
Changes in assets and liabilities:
Accounts receivable	24,587	18,225	60,014
Prepaid expenses and other assets	1,220	7,291	3,311
Deferred income	818	787	(517)
Accounts payable and accrued expenses	(10,939)	(28,235)	(54,559)

Net cash provided by operating activities	62,609	76,508	158,359

Cash flows from investing activities:
Acquisition of hotel properties and related working capital assets, net of cash acquired	(19,993)	—	—
Improvements and additions to hotel properties	(59,591)	(79,916)	(213,610)
Proceeds from sale of assets	223,760	555,604	130,655
Acquisition of management contracts	(3,793)	(497)	(1,001)
Change in restricted cash accounts	6,295	(57,907)	12,138
Change in other assets	(90)	—	3,585
Collection on other notes receivable	522	6,603	6,278
Advances on other notes receivable	(8,424)	(2,518)	(2,684)
Deferred acquisition costs	(2,136)	(1,252)	(3,937)
Investment in unconsolidated subsidiaries	(3)	(361)	(1,956)
Distributions from unconsolidated subsidiaries	650	5,936	7,105

Net cash provided by (used in) investing activities	137,197	425,692	(63,427)

Cash flows from financing activities:
Borrowings under line of credit facility and other debt	554,500	82,000	580,500
Repayments of borrowings under credit facility and other debt	(700,244)	(689,090)	(535,419)
Payment of deferred loan costs	(27,891)	(15,743)	(6,394)
Contributions received from minority interest in consolidated subsidiaries	—	1,601	300
Distribution made to minority interest in other partnerships	(899)	(9,667)	(6,209)
Dividends and distributions paid	—	—	(14,624)
Other	(67)	(73)	(20)

Net cash (used in) provided by financing activities	(174,601)	(630,972)	18,134

Foreign currency translation adjustment	(3)	309	176
Net increase (decrease) in cash and cash equivalents	25,202	(128,463)	113,242
Cash and cash equivalents at beginning of year	37,239	165,702	52,460

Cash and cash equivalents at end of year	$62,441	$37,239	$165,702

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$169,615	$216,981	$304,160

Cash paid during the year for income taxes	$13,445	$14,462	$4,207

See Note 14 for additional supplemental disclosure of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share amounts)

1. Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owners/operators. As of December 31, 2003, Wyndham owned interests in 93 hotels with over 28,200 guestrooms and leased 10 hotels from third parties with over 1,500 guestrooms. In addition, Wyndham managed 27 hotels for third party owners with over 7,700 guestrooms, franchised 53 hotels with over 11,100 guestrooms and has a strategic alliance with a third party for 7 hotels with over 2,300 rooms.

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

Partnerships—The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest. Also, in January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 has been deferred to the first quarter of 2004 for variable interest entities that existed prior to February 1, 2003. The Company has not formed any variable interest entities subsequent to February 1, 2003 and accordingly, has only adopted the disclosure requirements of FIN 46 as of December 31, 2003.

Corporations and Limited Liability Companies—The condition for control is the ownership of a majority voting interest. Also, FASB issued FIN 46 which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 has been deferred to the first quarter of 2004 for variable interest entities that existed prior to February 1, 2003. The Company has not formed any variable interest entities subsequent to February 1, 2003 and accordingly, has only adopted the disclosure requirements of FIN 46 as of December 31, 2003.

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

The Company maintains a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $500 per occurrence for general liability and $250 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2003, the Company’s balance sheet included an estimated liability with respect to this self-insurance program of $26,617.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During the year ended December 31, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of the Company’s variable-rate debt. As of December 31, 2003, the Company did not have any derivatives designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes. The Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

materially incorrect. Because the Company uses the derivative instruments to reduce its exposure to increases in variable interest rates, thus effectively fixing a portion of its variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

The Company is a defendant in lawsuits that arise out of, and are incidental to, the conduct of its business. Management uses judgment, with the aid of legal counsel, to record accruals for losses that the Company considers to be probable and that can be reasonably estimated, as a result of any pending actions against the Company.

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

Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. Interest of $3,852 was capitalized in 2001. No interest was capitalized in 2003 and 2002 as there were no substantial hotel renovations.

The Company periodically reviews the carrying value of each property to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, the Company will prepare projections of undiscounted cash flows, without interest charges, of the specific property, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment will be made to the carrying amount based on the difference between the fair value and the carrying amount of the asset. When management identifies an asset held for sale, the Company estimates the net selling price of such asset. If the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once management has identified an asset held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The Company recorded impairment of $163,363, $38,013 and $24,159 for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Restricted Cash

Restricted cash includes real estate tax, insurance, interest and capital reserve deposits required pursuant to certain of the Company’s mortgage loan and lease requirements. Included in restricted cash at December 31, 2003 is $25,892 of net proceeds received from the sale of Marriott Philadelphia West that was part of a portfolio of thirteen hotels sold in 2002. The $25,892 will be used to make payments on such debt, refinance all or any portion of the debt and/or extend maturities and amortization payments in accordance with the credit facilities.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Inventories

Inventories consist of food, beverages, china, linen, glassware and silverware and are stated at cost, which approximates market.

Investment in Unconsolidated Subsidiaries

The Company’s investment in unconsolidated subsidiaries includes investments in five entities ranging from approximately 1% to 50%. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when the Company has a 20% or more ownership interest or exercises significant influence over the venture. If the Company’s ownership is less than 20% and does not exercise significant influence, the investment is accounted for under the cost method.

Our investment in unconsolidated subsidiaries is periodically reviewed for other than temporary declines in market value. For any decline that is considered other than temporary, an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on projections of cash flows and market capitalization rates.

Intangibles

Goodwill was recognized in connection with the acquisition of certain businesses and was amortized utilizing the straight-line method over a period of 10 to 40 years. However, on January 1, 2002, the Company completed the two step process prescribed by SFAS 142 “Goodwill and Other Intangible Assets” for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in January 2002, the Company recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, the Company did not record $12,136 of amortization in 2002, and will not be recording $12,136 of amortization annually. Upon implementation of SFAS 142, the Company identified finite lived intangible assets related to its trade names and determined that there was no indication of impairment on these finite lived intangible assets.

The costs associated with the acquisition of management contracts and trade names have been recorded as deferred costs. Amortization of management contracts is computed using the straight-line method over the term of the related management agreements. During 2003, 2002 and 2001, the Company recognized a charge for the remaining unamortized cost of management contracts lost of $1,946, $6,445 and $7,408, respectively. Amortization of trade names costs is computed using the straight-line method over the estimated useful life of 20 years.

The costs associated with the acquisition of leaseholds for hotel properties leased from third party owners have been recorded as deferred costs. Leasehold costs are amortized using the straight-line method over the terms of the related leasehold agreement. During 2003 and 2001, the Company recognized a charge for the remaining unamortized cost of leasehold contracts lost of $153,909 and $4,057, respectively. In addition, the Company took an impairment charge of $22,000 for the remaining book value of the leasehold costs associated with leases on six Summerfield Suites by Wyndham™ that were terminated in March 2004 (see Subsequent Event footnote).

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

The Company’s intangible assets are as follows:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Management contract costs	$99,218	$(20,204)

Leasehold costs	604	(32)

Trade name costs	123,866	(37,123)

Total	$223,688	$(57,359)

Unamortized intangible assets
Goodwill	$391

The aggregate amortization expense for the year ended December 31, 2003 was $16,523.

The estimated amortization expense for the following five years is as follows:

2004	$12,185
2005	$12,081
2006	$12,076
2007	$11,441
2008	$11,372

The Company reviews the carrying value of its intangible assets with finite lives including management contracts and leasehold costs whenever events or changes in circumstances arise that indicate the carrying amount of the asset may not be recoverable. If circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company recognizes an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. In addition, the Company periodically evaluates the remaining useful lives of its intangible assets to determine whether events or circumstances indicate that a revision of the remaining amortization period is warranted.

Deferred Expenses

Deferred expenses consist of the following:

	December 31,
	2003	2002
Deferred loan costs	$118,991	$112,716
Franchise fees	865	963
Other	3,169	2,770

	123,025	116,449
Less: accumulated amortization	(73,758)	(64,441)

	$49,267	$52,008

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

Other Assets

Security deposits paid in connection with certain leasehold agreements of approximately $38,897 are included in long-term other assets as of December 31, 2002. These leasehold agreements were terminated on May 12, 2003 and the related security deposits were forfeited.

Advance Deposits

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

Minority Interest in the Operating Partnerships

Minority interest in the Operating Partnerships includes adjustments for the minority partners’ share of the net income (loss) as defined by the partnership agreement and certain other adjustments for the issuance or redemption of OP units.

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

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

continue to do so. At December 31, 2003, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	December 31,
	2003	2002	2001
Net loss attributable to common shareholders, as reported	$(545,198)	$(666,643)	$(261,561)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(355)	(525)	(2,923)

Pro forma net loss attributable to common shareholders	$(545,553)	$(667,168)	$(264,484)

Earnings per share:
Basic and diluted loss per common share—as reported	$(3.24)	$(3.97)	$(1.56)
Basic and diluted pro forma loss per common share	$(3.24)	$(3.98)	$(1.58)

Revenue Recognition

The Company primarily owns, operates and manages hotel properties. Revenue is generally recognized when rooms are occupied and as services are performed. Hotel revenue consists primarily of room rentals, food and beverage sales and other activities from owned and leased hotels. Management and service fees primarily represent management and franchise fees earned from third-party owned hotels managed by the Company. Management fees include a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on the hotel’s profitability. The Company recognizes base fees as revenue when earned in accordance with the terms of the contract. Incentive fees are not recognized until the end of the year based on the hotel’s annual profitability. Franchise fees represent fees in connection with the franchise of our brand from third-party owners. We recognize franchise fee revenue in accordance with SFAS 45, “Accounting for Franchise Fee Revenue.” Initial franchise fees are recognized when substantially all of the initial services or conditions relating to the franchise contract have been performed or satisfied. Continuing franchise fees are recognized as the fees are earned and become receivable from the franchise. Payments received in advance of revenue being earned under the franchise agreements are deferred and classified in accrued expenses.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Advertising Costs

The Company participates in various advertising and marketing programs. Production costs of commercials are charged to operations in the period during which the commercial is first aired. The costs of other advertising, promotion and marketing programs are expensed in the period incurred. The Company has recognized advertising expenses of $28,995, $37,201 and $46,089 for 2003, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2003. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Management estimates the fair values of (i) accounts receivable, accounts payable and accrued expenses approximate the carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the revolving credit facility, term loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. The Company estimates the fair value of its fixed rate debt generally using discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2003 was approximately $201,501.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Accounting for Derivative Instruments and Hedging Activities

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Recent Pronouncements

The Company implemented the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, were classified as gains or losses from the disposal of discontinued operations. Certain gains and losses on long-lived assets classified as held for sale that were disposed of during the years ended December 31, 2003, 2002 and 2001, have been classified in continued operations because they were classified as held for sale as of December 31, 2001 and restatement of prior periods is not permitted under SFAS 144.

On January 1, 2003, the Company adopted SFAS 145, “Rescission of SFAS 4, 44 and 66, Amendment of SFAS 13 and Technical Correction.” SFAS 145 rescinds SFAS 4, 44 and 64 and amends SFAS 13 to modify the accounting for sale-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. Pursuant to the adoption of SFAS 145, the Company reclassified amounts shown as extraordinary for the year ended December 31, 2001 to continuing operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. Finally, SFAS 148 amends APB 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company made the disclosure required by the provisions of SFAS 148 on page F-12 under “Stock Compensation.”

In January 2003, the FASB issued FIN 46. The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. The Company did not establish any variable interest entities after January 31, 2003. The Company is in the process of evaluating all of its lease, management and joint venture relationships that existed prior to January 31, 2003 in order to determine whether the entities are VIE’s and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company believes it is reasonably possible that its interest in one management contract (Wyndham Anatole) is a VIE where the Company is the primary beneficiary, which will require consolidation under FIN 46 as of January 1, 2004. Had consolidation been required as of December 31, 2003, the Company would have recorded assets of $150,702, liabilities of $201,165 and minority interest of $(50,463). In the unlikely event that the Company terminated the management contract and all of the underlying assets related to this contract had no value, the Company estimates that its maximum

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

exposure to loss would approximate $92,314, primarily representing the net carrying value of the Company’s investment in the Wyndham Anatole at December 31, 2003. However, the Company expects to recover the recorded amount of the investment in the Wyndham Anatole. As the Company finalizes its evaluation of the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if the Company liquidates the consolidated subsidiaries in which there exists a minority interest, the Company would be required to pay approximately $23,146 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $16,835.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or retained earnings.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

3. Investment in Real Estate and Related Improvements and Assets Held for Sale:

Investment in real estate and related improvements and assets held for sale consists of the following:

	December 31, 2003			December 31, 2002
	Investment in Real Estate Held for Use	Assets Held for Sale	Total	Investment in Real Estate Held for Use	Assets Held for Sale	Total
Land	$288,106	$38,521	$326,627	$344,168	$23,978	$368,146
Land held for development	28,647	—	28,647	31,127	—	31,127
Buildings and improvements	2,867,596	252,538	3,120,134	3,324,568	84,743	3,409,311
Furniture, fixtures and equipment	641,294	77,777	719,071	861,411	28,099	889,510
Renovations in progress	14,944	767	15,711	29,135	408	29,543

	3,840,587	369,603	4,210,190	4,590,409	137,228	4,727,637
Less: impairment	—	(11,405)	(11,405)	—	(37,851)	(37,851)
Less: accumulated depreciation	(901,779)	(119,868)	(1,021,647)	(978,953)	(28,526)	(1,007,479)
Equity investment held for sale	—	—	—	—	6,405	6,405

	$2,938,808	$238,330	$3,177,138	$3,611,456	$77,256	$3,688,712

Management classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. At December 31, 2003, certain assets were classified as held for sale. At December 31, 2003 and 2002, the impairment for assets held for sale totaled $11,405 and $37,851, respectively. The assets held for sale had income from operations of $24,500 and $6,106 for the years ended December 31, 2003 and 2002, respectively, net of amounts owned by third party limited partners.

The Company continues to evaluate the assets in its total portfolio as well as to pursue an orderly disposition of its held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Company to realize the full carrying value of such assets.

Asset Sales

During the year ended December 31, 2003, the Company sold its investments in eighteen hotels, certain undeveloped land and a golf venture in separate transactions. The Company received net cash proceeds of approximately $107,386, after the repayment of mortgage debt of approximately $114,878. The Company recorded a net gain of $4,552 as a result of these asset sales. Also, $68,282 of the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

During the year ended December 31, 2003, leases on 27 hotel properties (15 Summerfield Suites® by Wyndham and 12 Wyndham Hotels and Wyndham Garden Hotels) operated by two subsidiaries of the Company were terminated by Hospitality Properties Trust (HPT). HPT rebranded 14 of 15 Summerfield Suites® by Wyndham to a third-party brand on October 6, 2003, and one property remains a Summerfield Suite pursuant to a franchise agreement with HPT. Under a final settlement agreement, the 12 Wyndham Hotels and Wyndham Garden Hotels will be rebranded to a third-party brand during 2004. On an annualized basis, based upon

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

projections for the calendar year 2003, the estimated positive impact on cash flow of the lease terminations to the subsidiaries of the Company is $14,300. For the year ended December 31, 2003, the terminations resulted in a non-cash write-off of approximately $153,909 for the leases’ remaining book value.

During 2002, the Company sold seven hotels and an investment in a restaurant venture, in separate transactions, for aggregate net cash proceeds of approximately $60,125, after repayment of approximately $65,659 of mortgage debt. In addition, the Company sold thirteen hotels in a single transaction for net cash proceeds of approximately $202,467 after repayment of approximately $224,113 of mortgage debt. As a result of asset sales, the Company recorded a net loss of $3,699. Also, $166,254 of the net cash proceeds from the asset sales was used by the Company to pay down a portion of its senior credit facility and increasing rate loan facility and $36,141 was placed in escrow under the terms of the senior credit facility for application by the Company in the future to payments on existing mortgage indebtedness. As of December 31, 2003, $10,264 of such net cash proceeds has been applied in payment of existing mortgage indebtedness.

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

Interstate

During 2000, Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest (the “Wyndham Interest”) in Interstate Hotels, LLC (“IH LLC”), a principal operating subsidiary of Interstate Hotel Company (“IHC”). IH LLC transferred to Wyndham a management agreement for one hotel owned by Wyndham and amended management agreements with respect to six other hotels owned by Wyndham to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, approximately 9% of the Wyndham Interest was redeemed by IH LLC and substantially all of the remainder was converted into a preferred membership interest in IH LLC. As additional consideration for the redemption and conversion of the Wyndham Interest, Wyndham caused its representative on IHC’s Board of Directors to resign and relinquished its right to appoint a member to IHC’s Board of Directors in the future. In addition, Wyndham granted IHC an option exercisable within 90 days of October 20, 2000, to acquire all of IHC’s stock owned by Wyndham at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597. On July 12, 2001, IH LLC, pursuant to a redemption agreement, called for the redemption of Wyndham’s preferred interest in IH LLC. In consideration for the redemption, Wyndham received $8,250 in cash and two promissory notes in the amounts of $750 and $3,682, respectively. The notes were repaid in May 2002 and June 2002, respectively, by IHC. The Company recorded a gain of $2,003, net of previously recorded impairment of $16,499. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham have the right to require that IH LLC redeem the remaining 1% non-controlling common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC’s EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining 1% non-controlling common interest, or (b) approximately $433.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

4. Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of December 31, 2003 and 2002 under the line of credit, term loans, mortgage and other notes and capital lease obligations consist of the following:

Description	December 31, 2003	December 31, 2002	Amortization	Interest Rate	Maturity
Revolving credit facility I	$4,081	$156,406	None	LIBOR + 3.75%	June 30, 2004(1)
Revolving credit facility II	—	—	None	LIBOR + 3.75%	June 30, 2004
Revolving credit facility III	—	—	None	LIBOR + 4.75%	April 1, 2006(1)
Revolving credit facility IV	160,051	—	None	LIBOR + 5.75%	April 1, 2006(1)
Term loans I	1,051,369	1,183,177	(2)	LIBOR + 5.75%(3)	June 30, 2006
Term loans II	343,284	—	(4)	LIBOR + 5.75%	April 1, 2006
Increasing rate loans	15,165	447,699	None	LIBOR + 4.75%	June 30, 2004(1)
Bear, Stearns Funding, Inc.	—	154,198	None	LIBOR + 2.90%	— (5)
Lehman Brothers Holdings Inc.	—	174,520	None	LIBOR + 3.5%	— (5)
Lehman Brothers Holdings Inc. II	175,184	177,388	(6)	LIBOR + 1.8%	August 10, 2004
Lehman Brothers Holdings Inc. III	39,339	39,873	(7)	8.0%(7)	September 10, 2004
Lehman Brothers Holdings Inc. IV	397,353	—	(8)	7.48%(8)	June 9, 2005
Lehman Brothers Holdings Inc. (Condado)	94,369	—	(9)	LIBOR + 4.25%(9)	November 6, 2005
Metropolitan Life Insurance	93,492	94,937	(10)	8.08%	October 1, 2007
Other mortgage notes payable(11)	269,885	356,882	Various	(12)	(12)
Unsecured financing	1,509	1,509	None	10.5%	May 15, 2006
Capital lease obligations	36,878	39,954

	$2,681,959	$2,826,543
Less current portion:
Mortgage debt-assets held for sale(13)	(118,133)	(45,835)
Current portion of borrowings	(292,661)	(385,786)

Long term debt	$2,271,165	$2,394,922

(1)	The Company entered into amendments and restatements of its senior credit facilities. The consenting lenders’ maturity dates for the revolving credit facility and the term loans II were extended to April 1, 2006. The maturity dates for the non-consenting lenders’ debt of approximately $19,000 remains June 30, 2004. Pursuant to the terms of the amended credit facilities, the Company has retained an amount sufficient to satisfy such $19,000 in debt at maturity from the net cash proceeds of asset sales and refinancings.
(2)	A principal payment of $5,000 is to be paid each six months until the final payment of principal which is due on June 30, 2006.
(3)	1% of the interest rate spread is paid-in-kind and is payable at maturity.
(4)	A principal payment of 0.5% of the outstanding principal balance is to be paid each six months until the final payment of the principal which is due on April 1, 2006.
(5)	The debt balance was refinanced on June 11, 2003.
(6)	The loan is collateralized by four hotel properties with a net book value of $213,973 as of December 31, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods.
(7)	The loan is collateralized by three hotel properties with a net book value of $105,129 as of December 31, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

(8)	The loan is collateralized by nineteen hotel properties with a net book value of $560,780 as of December 31, 2003. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. The current spread is 4.98% and LIBOR is less than 2.5%, which results in a current interest rate of 7.48%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.
(9)	The loan is collateralized by one hotel with a net book value of $96,987 as of December 31, 2003. The interest rate has a 2% LIBOR floor. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods.
(10)	The loan is collateralized by six Doubletree hotels with a net book value of $129,797 as of December 31, 2003. The six hotels were sold and debt was assumed in full by the purchaser on January 30, 2004. See subsequent event on page F-40 for details.
(11)	The loans are collateralized by 8 hotel properties and a parcel of land with a net book value of $564,392 as of December 31, 2003.
(12)	Interest rates range from fixed rates of 9.08% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 4.25%. The mortgages have a weighted average interest rate as of December 31, 2003 of 4.61%. Maturity dates range from 2004 through 2023.
(13)	Subsequent to December 31, 2003, mortgage debt and senior credit facilities were paid down by $96,518 and $34,762 respectively, due to asset sales.

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at December 31, 2003 are as follows for each of the next five years:

Year	Amount
2004	$292,661	(1)
2005	683,939	(2)
2006	1,535,554
2007	92,826
2008	4,144
2009 and thereafter	72,835

	$2,681,959

(1)	The Company can elect to extend $214,523 for two additional twelve month periods, and an additional $19,000 of debt has been provided for in a restricted cash account. The Company is seeking to refinance the remaining mortgages prior to their maturities in 2004; however, there can be no assurance that the Company will be able to do so.
(2)	The Company can elect to extend $491,722 for three additional twelve month periods and $43,500 for one additional twelve month period.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

On May 29, 2003, the Company entered into a fifth amendment and restatement of its term loan and revolving credit facility and a fourth amendment of its increasing rate loans facility. The amendments provided for the extension of the maturity dates of the Company’s revolving and increasing rate loans facility held by consenting lenders (previously scheduled to occur on June 30, 2004) to April 1, 2006 upon the satisfaction of certain conditions, including the principal repayment of $200,190 of the term and increasing rate facilities before February 29, 2004. On December 9, 2003, the Company satisfied all conditions precedent necessary to affect an extension of the consenting lenders’ maturity dates for the revolving credit facility and the increasing rate loans to April 1, 2006. Loans held by non-consenting lenders totaling approximately $19,000 will retain the original maturity date of June 30, 2004. Pursuant to the terms of the amended credit facilities, the Company has retained an amount sufficient to satisfy such $19,000 debt at maturity from the net cash proceeds of asset sales and refinancings. The proceeds of asset sales and refinancings were the primary sources of funds for the $200,190 principal repayment and the $19,000 reserve for the June 30, 2004 maturities. In connection with the maturity extensions, the available commitments under the Company’s revolving credit facility have been reduced by $85,000. Over 95% of the revolving and increasing rate lenders voted in favor of the amendments. Also, consenting lenders will receive an increase in interest rate and certain fees as set forth in the amended credit facilities, including a 2% fee to be paid at maturity based upon the sum of the revolving commitments and outstanding terms loans, if any, as of June 30, 2005.

Pursuant to the terms of the amended credit facilities in effect following the maturity extensions described above, the Company may retain some or all of the net cash proceeds from asset sales and refinancings of existing mortgage indebtedness (other than the credit facilities) up to $22,500 to be used to repay the non-consenting lenders at the June 2004 original maturity date as long as the Company maintains a pro forma minimum revolving credit facility commitment availability after giving effect to such retention. As of January 15, 2004, the Company has retained $22,500 to satisfy the non-consenting lenders at the June 2004 original maturity date from the net cash proceeds of asset sales and refinancings. The Company may retain all or any portion of the reserved amount in the event the outstanding balance of the loans held by non-consenting lenders is less than the reserved amount as of the June 2004 maturity date. Following the retention described above, the Company will apply net cash proceeds in the following manner: first, the initial $20,000 of asset sale proceeds each year may be retained by the Company, provided that the second $10,000 of the $20,000 may be retained only if the Company’s liquidity falls below a certain level set forth in the credit facilities; second, subject to certain limitations set forth in the credit facilities including maximum Company liquidity levels, the Company may elect to retain up to 25% of such net cash proceeds with the balance applied to repay indebtedness under the credit facilities, up to a maximum of $35,000 a year; third, to repay scheduled term loan payments; fourth, after the Company has retained $35,000 in such year, or if the Company is not permitted to retain a percentage of the asset sale or refinancing proceeds as a result of the limitations set forth in the credit facilities, 100% of such proceeds must be applied to repay indebtedness under the credit facilities on a pro-rata basis. The Company also agreed to use 100% of the net cash proceeds from new debt issuances (other than refinancings of existing mortgage indebtedness which will be applied in accordance with the previous sentence) to reduce outstanding indebtedness under the credit facilities on a pro rata basis.

On June 11, 2003, the Company completed a $425,000 mortgage refinancing secured by 19 hotel properties. The loan was made by affiliates of Lehman Brothers Holdings Inc., bears interest at the rate set forth in Note 4, footnote 8 and has an initial maturity date of June 9, 2005. The Company, in its sole discretion, may extend the maturity date of the loan to as late as July 9, 2008. The loan refinanced the two mortgage pools that were scheduled to mature on July 1, 2003 and July 1, 2004, respectively.

On November 6, 2003, the Company refinanced the Wyndham Condado Plaza mortgage debt totaling $36,545 as of September 30, 2003, with Lehman Brothers Holdings Inc. A portion of the excess proceeds

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

received from the Condado refinancing was used to pay down $23,500 of the senior credit facility and increasing rate loan. The new loan totaling $94,500 bears interest at LlBOR plus 4.25% with a 2% LIBOR floor and matures on November 6, 2005. The Company, solely at its option, can extend the maturity date for three one year periods.

5. Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At December 31, 2003, the estimated fair value of the interest rate hedges represented a liability of $56,760. The Company has no embedded derivatives under SFAS 133, as amended, at December 31, 2003.

The following table represents the derivatives in place as of December 31, 2003:

	Notional Amount	Maturity Date	Swap Rate	Cap Rate	Floor Rate		Trigger Level	Fair Value
Type of Hedge:
Interest Rate Cap (4)	$175,184	08/10/2005	n/a	7.25%	n/a		n/a	$30
Interest Rate Cap (5)	18,990	07/03/2004	n/a	6.50%	n/a		n/a	—
Interest Rate Cap (5)	27,680	07/03/2004	n/a	7.10%	n/a		n/a	—
Interest Rate Cap (5)	42,760	07/03/2004	n/a	8.10%	n/a		n/a	—
Interest Rate Cap (5)	42,760	07/03/2004	n/a	9.70%	n/a		n/a	—
Interest Rate Cap (4)	25,625	08/02/2004	n/a	8.50%	n/a		n/a	—
Structured Collar (5)	180,000	11/04/2004	n/a	6.60%(1)	5.65%	(2)	n/a	(7,877)
Interest Rate Cap (4)	2,068	07/01/2005	n/a	9.75%	n/a		n/a	—
Interest Rate Cap (4)	106,000	07/01/2005	n/a	9.75%	n/a		n/a	3
Interest Rate Cap (4)	273,413	07/09/2005	n/a	3.50%-4.25%(3)	n/a		n/a	221
Interest Rate Cap (4)	149,134	07/09/2005	n/a	3.50%-4.25%(3)	n/a		n/a	120
Interest Rate Cap (5)	20,000	09/10/2004	n/a	7.00%	n/a		n/a	—
Interest Rate Cap (5)	13,000	09/10/2004	n/a	7.00%	n/a		n/a	—
Interest Rate Cap (5)	7,000	09/10/2004	n/a	7.00%	n/a		n/a	—

	$1,083,614							$(7,503)

Interest Rate Swap (5)	$26,787	09/30/2005	4.62%	n/a	n/a		n/a	$(28)
Interest Rate Swap (5)	26,341	12/31/2005	7.00%	n/a	n/a		5.61%	(81)
Interest Rate Swap (5)	14,166	04/01/2005	3.92%-4.73%	6.50%	n/a		5.50%	(593)
Interest Rate Swap (5)	43,500	08/01/2005	4.36%-5.25%	7.85%	n/a		5.75%	(2,482)
Interest Rate Swap (5)	150,000	03/06/2005	6.10%-6.75%	n/a	n/a		7.00%-8.50%	(9,855)
Interest Rate Swap (5)	550,000	03/07/2005	6.10%-6.75%	n/a	n/a		7.00%-8.50%	(36,218)

	$810,794							$(49,257)

Total Caps and Swaps	$1,894,408							$(56,760)

(1)	If on a reset date LIBOR is greater than or equal to 8% but less than 9.5%, the cap rate shall not be effective. If on a reset date, LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%.
(2)	If on a reset date, LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%.
(3)	3.5% is the first year cap rate and 4.25% is the second year cap rate.
(4)	Effective derivatives.
(5)	Ineffective derivatives.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

For the year ended December 31, 2003, the Company recorded a gain of $33,331 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a reduction of $1,220 (net of taxes of $1,077) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during 2003, the Company recorded amortization of $3,817 (net of taxes of $2,544) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $49,163 in settlement payments for the ineffective hedges during the year ended December 31, 2003.

For the year ended December 31, 2002, the Company recorded a loss of $27,181 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a reduction of $4,797 (net of taxes of $3,197) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during 2002, the Company recorded amortization of $9,601 (net of taxes of $6,400) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $41,662 in settlement payments for the ineffective hedges during the year ended December 31, 2002.

6. Computation of Earnings Per Share:

Basic and diluted earnings per share have been computed as follows:

	Year Ended December 31,
	2003(1)	2002(1)	2001(1)
Loss from continuing operations	$(151,736)	$(143,841)	$(152,763)
(Loss) income from discontinued operations	(237,876)	(54,483)	24,188
Preferred stock dividends	(155,586)	(144,217)	(122,621)

Loss attributable to common shareholders before cumulative effect of accounting change	(545,198)	(342,541)	(251,196)
Cumulative effect of accounting change	—	(324,102)	(10,365)

Net loss attributable to common shareholders	$(545,198)	$(666,643)	$(261,561)

Weighted average number of shares outstanding	168,128	167,943	167,698

Loss per common share:
Loss from continuing operations	$(1.83)	$(1.72)	$(1.64)
(Loss) income from discontinued operations	(1.41)	(0.32)	0.14
Accounting change	—	(1.93)	(0.06)

Net loss per common share	$(3.24)	$(3.97)	$(1.56)

(1)	For 2003, the dilutive effect of unvested stock grants of 13,241, options to purchase 13,075 shares of common stock at prices ranging from $0.48 to $30.40 and 167,906 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2003 because they are anti-dilutive. For 2002, the dilutive effect of unvested stock grants of 13,708, options to purchase 13,136 shares of common stock at prices ranging from $0.85 to $30.40 and 153,325 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2002 because they are anti-dilutive. For 2001, the dilutive effect of unvested stock grants of 4,613, options to purchase 14,041 shares of common stock at prices ranging from $1.75 to $30.40 and 138,592 shares of preferred stock were not included in the computation of diluted earnings per share for the year ended December 31, 2001 because they are anti-dilutive. See Note 10 for a discussion of the impact of SFAS No.123 (“Accounting for Stock-Based Compensation”) on earnings per share.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

7. Commitments and Contingencies:

Office Lease

The Company has entered into agreements to lease office space for its corporate headquarters and other regional offices. In general, the agreements provide for monthly payments of rent plus reimbursement for certain other costs as specified per each agreement and are accounted for as operating leases for financial reporting purposes. The leases have terms from 5 to 10 years. Annual rental payments of $3,667, $4,414 and $4,109 for 2003, 2002 and 2001, respectively, are reflected in general and administrative expense in the accompanying financial statements. Future five-year minimum lease payments under these lease agreements are as follows:

Year	Rent Amount
2004	$2,128
2005	1,906
2006	1,850
2007	1,418
2008	125
2009 and thereafter	31

$7,458

Hotel and Ground Leases

The Company leases both land and hotels under agreements with terms ranging from one to 100 years. In general, the agreements provide for monthly payments of rent and are accounted for as operating leases for financial reporting purposes. The Company has incurred rent expense totaling $39,976, $73,774 and $77,506 for 2003, 2002 and 2001, respectively. Future five year minimum lease payments under these lease agreements are as follows:

Year	Rent Amount
2004	$15,198
2005	14,975
2006	14,975
2007	15,536
2008	15,426
2009 and thereafter	119,106

$195,216

Employment Agreements

The Company has entered into employment agreements with each of its executive officers. Generally, the agreements provide for annual base compensation with any increases during the terms of the agreements to be approved by the Compensation Committee of the Board of Directors, as applicable.

Notes Receivable From Former Senior Executives Officers

Patriot assumed note receivables from four former senior executive officers. As a part of these senior executive officers’ amended employment contracts and separation agreements, the maturity dates of these notes

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

were extended to dates ranging from July 2004 through April 2006. As of December 31, 2003, these promissory notes had an outstanding balance of $18,121, including accrued interest. The notes bear interest at 6% per annum and are secured by the pledge of shares of the Company held by the former senior executive officers. These notes and related accrued interest are receivables from shareholders included in the statement of shareholders’ equity.

As part of a separation agreement, the Company assumed a note receivable of $7,846 from a former senior executive officer. The note bears interest at 5.5% per annum and matures on August 13, 2005. The note is a full recourse note and is secured by the pledge of 449,818 shares of the Company held by the former senior executive officer. The note and related accrued interest is included in the notes and other receivables on the balance sheet. As of December 31, 2003, principal and accrued interest in the amount of $9,739 remained outstanding on the loan. As of December 31, 2003, the Company had a reserve of $2,000 against the note.

Management Agreement – Wyndham Anatole Hotel

In August 2000, the Company amended the Wyndham Anatole Hotel management agreement. This amendment, among other things, extended the term of the management agreement to August 31, 2020. Under the terms of this amendment, the Company has a contingent obligation to pay the hotel owners a maximum of $21,000 over the term of the management agreement if yearly operating income, as defined, is not sufficient to pay the primary debt service and an owner preferred return. This contingent obligation is supported by a $21,000 letter of credit issued by the Company. As of December 31, 2003, the Company has not incurred any such obligation.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. The Company has entered into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and court approval. Pursuant to the memorandum of understanding, the Company shall pay $2,500 in cash when an order is entered by the court preliminarily approving the proposed settlement and an additional $2,500 on or before the second anniversary of the final court approval. As of December 31, 2003, the Company has established an adequate reserve to cover the cost of the settlement.

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

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10,000. The Company has answered this complaint, but no formal discovery has been taken yet and the court has not yet certified a class. The Company anticipates vigorously defending this lawsuit. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to the Company.

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that the Company violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege the Company breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The parties conducted an early mediation of this matter and have agreed to the terms of a settlement, which will require court approval. The settlement would require the Company to pay $2,500 to the plaintiffs. As of December 31, 2003, the Company has adequate reserves to cover the amount. The Company anticipates concluding the settlement process during the first half of 2004.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, 152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although the Company intends to vigorously defend against these complaints, the Company has nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose information regarding complaints made to it, it remains unclear exactly who the complainants are, how many complainants are involved, and what the complaints allege. As such, it is impossible at this time to determine the exposure Wyndham could face in these matters.

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

8. Related Party Transactions:

Transactions with Certain Wyndham Directors

During 2003, 2002 and 2001, the Company received hotel management and service fees in the aggregate amount of approximately $4,000, $4,242 and $6,133, respectively, from the owners of hotels in which Karim Alibhai, Rolf Ruhfus, Sherwood Weiser or Milton Fine holds an ownership interest.

Norman Brownstein, one of our directors, serves as chairman of Brownstein Hyatt & Farber P.C., a law firm that has advised the Company on certain matters related to litigation and real property transactions. During 2003, the Company paid Brownstein Hyatt & Farber, P.C. approximately $139 in legal fees.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

In September 2003, the Company entered into a consulting agreement, which has a term of two years, with Lynn Swann. Pursuant to the terms of the consulting agreement, Mr. Swann agreed to, among other things, make a certain number of personal appearances on the Company’s behalf as well as make himself available for a certain number of advertisements in order to promote the Company. In return for his services, the Company must pay Mr. Swann $250 per year. In addition, on September 1, 2003, the Company granted Mr. Swann 100,000 restricted shares of its class A common stock. The restricted shares vest in two equal installments on the first and second anniversaries of the date of grant.

Loans to Certain Wyndham Executive Officers

In 1999, in connection with his employment agreement, the Company loaned Mr. Kleisner $500 pursuant to a recourse note for use in purchasing a residence in Dallas, Texas. The note bears no interest. In 1999 and 2001, in connection with his employment agreement, the Company also loaned Mr. Kleisner $850 and $665, respectively, pursuant to nonrecourse notes. The notes bear interest at a rate equal to the rate on the Company’s senior credit facility. Despite the fact that the $850 note is non-recourse and has no personal liability to Mr. Kleisner, he repaid the note in full (principal plus accrued interest) on December 31, 2002, solely from his personal funds. As of December 31, 2003, principal and accrued interest in the amount of $1,262 remained outstanding on these loans.

In 2000, in connection with his employment agreement, the Company loaned Mr. Teng $1,000 pursuant to a recourse note. The note bears interest at a rate equal to the rate on the senior credit facility. Pursuant to the terms of his employment agreement, subject to Mr. Teng’s continuing employment, the Company has agreed to forgive the principal amount of the note and all accrued but unpaid interest on such forgiven principal amount in equal monthly installments over a three-year period. The note was fully amortized as of December 31, 2003.

In 2001, in connection with his employment agreement, the Company loaned Mr. Champ $250 pursuant to a recourse note. The note bears no interest. Pursuant to the terms of his employment agreement, subject to Mr. Champ’s continuing employment, the Company has agreed to forgive the principal amount of the note in equal annual installments over a five-year period. In addition, the Company also loaned Mr. Champ $450 pursuant to a nonrecourse note. The note bears interest at a rate equal to the rate on the senior credit facility. As of December 31, 2003, principal and accrued interest in the amount of $600 remained outstanding on these loans.

Apollo Investors

During 2003, 2002 and 2001, the Company recognized hotel management, service and franchise fees in the aggregate amount of $2,083, $2,196 and $1,358, respectively, from hotels in which certain entities affiliated with the Apollo Investors hold an ownership interest.

In 2000, the Company entered into a time share agreement with Tempus Resorts International, Ltd. (“Tempus”), an entity affiliated with the Apollo Investors. The time share operates under the name Wyndham Vacation Club. During 2003 and 2002, the Company recognized fees in the aggregate amount of $470 and $32, respectively.

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

During 2003 and 2002, 145,293 and 50,949 OP units, respectively, in the Patriot Partnership and Wyndham Partnership were redeemed for cash of $79 and $48, respectively. As of December 31, 2003, the Patriot Partnership and Wyndham Partnership had 943,005 OP units that were held by minority partners, which represent the minority interest in the operating partnerships.

10. Shareholders’ Equity:

Capital Stock

The Company has the authority to issue 750,000,000 shares of class A common stock, 750,000,000 shares of class B common stock, par value $0.01 per share, and 150,000,000 shares of series A and series B preferred stock, par value $0.01.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

For a period of 170 days following the completion of the investment, Wyndham was entitled to redeem up to $300 million of the series B preferred stock at a redemption price of $102.00 per share (102% of the stated amount) plus all accrued dividends, with the proceeds from a rights offering. The rights offering was completed with the issuance by Wyndham of 55,992 shares of series A preferred stock. Wyndham redeemed 55,992 shares of series B preferred stock. The series A preferred stock generally has the same economic terms as the series B preferred stock but has no voting rights, except as required by law and except for a limited right to elect two directors if dividends are in arrears for six quarterly periods.

Shareholder Rights Agreement

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

During the year ended December 31, 2003, the Company issued stock dividends of approximately 990,964 shares of series A and series B preferred stock with a value of $99,096. The Company deferred payment of the cash portion of the dividends of approximately $29,227. In addition, the Company issued an additional stock dividend of 272,592 shares of series A and series B preferred stock with a value of $27,259 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2003.

During the year ended December 31, 2002, the Company issued stock dividends of approximately 900,529 shares of series A and series B preferred stock with a value of $90,053. The Company deferred payment of the cash portion of the dividends of approximately $17,658. In addition, the Company issued an additional stock

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

dividend of 365,059 shares of series A and series B preferred stock with a value of $36,506 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2002.

As of December 31, 2003, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $73,100 and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Stock Incentive Plans

The Company has adopted certain employee incentive programs for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of the Company and (iii) associating the interests of these individuals with the interests of the Company and its shareholders through opportunities for increased stock ownership. Certain of the stock options and restricted stock grants issued under the incentive stock programs vested and became non-forfeitable with consummation of the $1 billion equity investment.

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

On May 24, 2001, the stockholders approved the Second Amendment and Restatement of Wyndham International, Inc. 1997 Incentive Plan (the “Amended Plan”). Among other things, the amendment increases the number of shares available for grant under the Amended Plan to an amount equal to 10.0% of the outstanding shares of class A common stock on a fully diluted basis. Under the Amended Plan, “fully diluted basis” means the assumed conversion of all outstanding shares of series A and B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in the Patriot Partnership and the Wyndham Partnership that are subject to redemption. The Amended Plan also permits the Compensation Committee to provide in the agreement governing a restricted unit award that following a change in control in which the shares of class A common stock are changed into or exchanged for a different

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

kind of stock or other securities or cash or other property, the unvested portion of a restricted unit award shall thereafter upon vesting be settled in stock, other securities, cash or other property upon such terms and subject to such conditions as the Compensation Committee may determine.

The Amended Plan also (i) deleted certain provisions that by their terms are no longer applicable to the Company following the restructuring in June 1999, (ii) added a provision requiring that the Compensation Committee, which administers the Amended Plan, have at least two members, and (iii) made certain other minor provisions to the Amended Plan.

Stock Grant Awards

During 2003, 2002 and 2001 pursuant to the Amended Plan, the Board of Directors awarded 450,000, 3,351,250 and 10,837,476 (including those amounts awarded through the tender offer, discussed below) restricted awards, respectively, to certain officers and employees of the Company. The Company has recorded $2,480, $3,365 and $2,104 in 2003, 2002 and 2001, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements. The restricted stock grants do not carry voting or dividend rights until vested. Subject to continued employment, vesting is 33% per year in years three, four and five and compensation expense is amortized ratably over five years.

Tender Offer

In November 2001, the Company offered a voluntary exchange program for certain eligible employees of the Company. Eligible employees holding options granted on or after January 1, 2000 under the Amended Plan were able to exchange those options for restricted unit awards. One restricted unit was granted for each share of class A common stock underlying the eligible options held by eligible employees. All tendered eligible options were cancelled upon the expiration of the offer on December 18, 2001. The restricted units were granted under the Amended Plan and will vest on the third, fourth and fifth anniversaries of the date of grant. The total number of eligible options to be tendered was 5,598,326, of which 5,324,976 were tendered. Compensation expense of $2,342,989 was calculated as the product of the number of restricted stock grants and the stock price on the date of grant. This amount is being amortized ratably over 5 years. The remaining 273,350 options that were not tendered are treated as variable awards following the accounting guidance provided by Emerging Issues Task Force 00-23 paragraph 167. Variable accounting commences for all existing awards when the offer is made and, for those awards that are retained by employees because the offer is declined, variable accounting continues until the award is exercised, is forfeited, or expires unexercised. The Company has recorded $192, $519 and $21 in 2003, 2002 and 2001, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements.

Stock Option Awards

As of December 31, 2003, pursuant to the incentive plans, the Company has authorized the grant of options for up to 14,531,549 shares. As of December 31, 2003, 12,626,227 options were exercisable at exercise prices of $0.61 to $30.40 per share; a total of 26,950 shares were issued pursuant to exercise of options at exercise prices of $0.48 and $0.29, resulting in net proceeds of $12. As of December 31, 2002, 11,331,429 options were exercisable at exercise prices of $0.61 to $30.40 per share; no options were exercised during 2002.

SFAS No. 123 “Accounting for Stock-Based Compensation”

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its compensatory employee stock options under the fair value method. The fair value for these options was estimated at the date of grant

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.53%, 4.30% and 4.84%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of $1.232, $1.239 and $1.084, and a weighted average expected life of the options of 4 years.

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

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	14,175	$5.94	14,224	$6.07	20,116	$8.23
Granted	475	0.33	1,079	0.35	365	2.01
Exercised	(27)	0.47	—	—	(11)	2.00
Forfeited	(91)	2.97	(1,128)	2.13	(6,246)	2.33

Outstanding, end of year	14,532	$5.75	14,175	$5.94	14,224	$6.07

Exercisable at end of year	12,626	$6.39	11,331	$6.83	9,621	$7.35

Exercise prices for options outstanding as of December 31, 2003, 2002 and 2001 ranged from $0.61 to $30.40. The weighted average remaining contractual life of those options was 3.2, 3.9 and 4.7 years, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.00 – $3.04	3,716	5.9	$1.27	2,334	$1.76
$3.04 – $6.08	6,634	2.6	4.66	6,110	4.69
$6.08 – $9.12	1,644	2.6	6.58	1,644	6.58
$9.12 – $12.16	1,177	0.6	10.83	1,177	10.83
$12.16 – 15.20	278	0.9	12.77	278	12.77
$15.20 – $18.24	780	1.8	16.93	780	16.93
$18.24 – $21.28	41	0.8	20.43	41	20.43
$21.28 – $24.32	155	3.4	22.69	155	22.69
$24.32 – $27.36	—	—	—	—	—
$27.36 – $30.40	107	3.8	30.40	107	30.40

	14,532	3.2	$5.75	12,626	$6.39

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Weighted average fair values were calculated based on a theoretical pricing model. As our options are not traded on any exchange, employees receive no value from holding them without an increase in the stock price of the attached shares.

11. Income Taxes:

The income tax provision for the years ended December 31, 2003, 2002 and 2001, respectively, is as follows:

	2003	2002	2001
Current:
Federal	$2,271	$2,910	$2,916
State	10,370	10,049	10,691

Total current	12,641	12,959	13,607

Deferred:
Federal	(125,444)	(122,483)	(90,645)
State	(3,237)	(19,623)	(19,400)

Total deferred	(128,681)	(142,106)	(110,045)

Total income tax benefit	$(116,040)	$(129,147)	$(96,438)

	2003	2002	2001
Income tax (benefit) provision reconciliation:
Income tax benefit provision from continuing operations	$(41,098)	$(97,560)	$(110,460)
Income tax (benefit) provision from discontinued operations	(74,942)	(31,587)	14,022

Total income tax benefit	$(116,040)	$(129,147)	$(96,438)

The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

	2003	2002	2001
Tax at statutory rate	$(175,914)	$(114,281)	$(74,590)
State income taxes	(17,537)	(9,574)	(8,709)
Valuation allowance	81,132	6,935	—
Goodwill	—	—	3,724
Minority interest and other	(3,721)	(12,227)	(16,863)

Total income tax benefit	$(116,040)	$(129,147)	$(96,438)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2003 and 2002, respectively, are as follows:

	2003	2002
Deferred tax assets:
Net operating losses	$323,337	$210,007
Hedging instruments	23,734	38,254
Other non-current assets	31,906	31,621

Total deferred tax assets	378,977	279,882
Valuation allowance	(105,449)	(24,317)

Net deferred asset	$273,528	$255,565

Deferred tax liabilities:
Depreciation	(230,783)	(318,222)
Management contracts and trade names	(32,899)	(34,931)
Other non-current liabilities	(49,845)	(58,482)

Total deferred tax liabilities	(313,527)	(411,635)

Net deferred income tax liability	$(39,999)	$(156,070)

As of December 31, 2003, the Company and certain affiliated subsidiaries have net operating loss carryforwards for Federal income tax purposes of approximately $785,000 which are available to offset future taxable income, if any, through 2023.

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance relates to net operating losses for which the Company believes that realization is uncertain. The valuation allowance increased $81,132 and $6,935 for the years ended December 31, 2003 and 2002, respectively.

12. Employee Benefit Plans:

The Company sponsors 401(k) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The aggregate expense under the plans totaled $258, $216 and $978 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company maintains a self-insured group health plan through a Voluntary Employee Benefit Association. The plan is funded to the limits provided by the Internal Revenue Service, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts that limit exposure to the Company. The Company has recognized expense related to the plan of $5,921, $6,226 and $6,133 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Description of reportable segments

The Company’s three reportable segments are: Wyndham branded properties, non-proprietary branded hotel properties and other.

•	The Wyndham branded properties are: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites by Wyndham™. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries and laundry and room service. Summerfield Suites by Wyndham™ offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

•	Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Ramada®, Crowne Plaza®, Hyatt®, Marriott®, Sheraton® and independents.

•	Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Year ended December 31, 2003	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$1,107,695	$146,041	$23,814	$1,277,550
Operating income (loss)	260,835	26,536	(480,966)	(193,595)
Segment assets	2,643,692	341,490	797,945	3,783,127
Capital additions	52,609	6,717	265	59,591

(1)	Operating income (loss) for 2003 includes $27,784 of impairment charges related to certain assets and $15,832 of charges related to losses on derivative instruments.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Year ended December 31, 2002	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$1,133,426	$193,679	$24,695	$1,351,800
Operating income (loss)	276,829	38,664	(557,675)	(242,182)
Segment assets	2,615,480	1,054,631	803,347	4,473,458
Capital additions	46,762	28,633	4,521	79,916

(1)	Operating income (loss) for 2002 includes $162 of impairment charges related to certain assets and $68,843 of charges related to losses on derivative instruments.

Year ended December 31, 2001	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$1,176,353	$274,297	$30,496	$1,481,146
Operating income (loss)	321,410	66,287	(647,763)	(260,066)
Segment assets	3,313,724	1,544,836	911,393	5,769,953
Capital additions	148,599	45,459	19,552	213,610

(1)	Operating income (loss) for 2001 includes $24,159 of impairment charges related to certain assets and $32,227 of charges related to losses on derivative instruments.

The following table represents revenue and long-lived asset information by geographic area for the years ended December 31, 2003, 2002 and 2001. Revenues are attributed to the United States and its territories and International based on the location of hotel properties.

2003	United States	International	Total
Revenues	$1,251,002	$26,548	$1,277,550
Segment assets	3,668,814	114,313	3,783,127

2002	United States	International	Total
Revenues	$1,326,504	$25,296	$1,351,800
Segment assets	4,357,442	116,016	4,473,458

2001	United States	International	Total
Revenues	$1,455,372	$25,774	$1,481,146
Segment assets	5,638,619	131,334	5,769,953

14. Supplemental Cash Flow Disclosure:

The Company adopted the provisions of SFAS 142 in the first quarter of 2002 and recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle.

During 2003, 2002 and 2001, in connection with the termination of several contracts, the Company wrote-off the unamortized balance of management contract costs of $306, $6,445 and $7,408, respectively, and in 2003 and 2001 wrote-off leasehold costs of $153,909 and $4,057. Also in 2003, the Company impaired and wrote-off $22,000 of the remaining book value of the lease on six Summerfield Suites by Wyndham™.

During 2003, 2002 and 2001, the Company issued stock dividends of 990,964, 900,529 and 817,828 shares of series A and series B preferred stock with a value of $99,096, $90,053 and $81,782, respectively. The

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

Company deferred payment of the cash portion of the 2003 and 2002 dividend, and the 2001 third and fourth quarter dividend totaling $73,100. In addition, during 2003 and 2002, the Company issued an additional stock dividend of 272,592 and 365,059 shares of series A and series B preferred stock with a value of $27,259 and $36,506, respectively, in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2003 and 2002.

For the year ended December 31, 2003, the Company recorded a reduction to the accrual of $36,054 for the change in the fair market value of the ineffective derivatives with the offset recognized as a gain of $33,331. For the years ended December 31, 2002 and 2001, the Company recorded an accrual of $19,324 and $43,303, respectively, as a result of the change in the fair market value of the ineffective derivatives with the offset recognized as a loss of $27,181 and $16,125, respectively. A charge to other comprehensive income of $1,220 (net of taxes of $1,077), $4,797 (net of taxes of $3,197) and $6,646 (net of taxes of $4,430), for years ended December 31, 2003, 2002 and 2001, respectively, were recorded for the change in the fair market value of the effective derivatives. Also, in 2003, 2002 and 2001, the Company recorded amortization of $3,817 (net of taxes of $2,544), $9,601 (net of taxes of $6,400) and $9,661 (net of taxes of $6,441), respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $49,163, $41,662 and $15,373, in settlement payments for the ineffective hedges during the years ended December 31, 2003, 2002 and 2001, respectively.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share amounts)

15. Quarterly Financial Information (unaudited):

	Three Months Ended
	March 31	June 30	September 30	December 31
2003
Total revenue	$419,439	$346,457	$300,894	$210,760
(Loss) income from continuing operations	$(88,015)	$(27,412)	$(53,473)	$17,164
Loss from discontinued operations	$(19,398)	$(64,101)	$(35,624)	$(118,753)
Loss before accounting change	$(107,413)	$(91,513)	$(89,097)	$(101,589)
Net loss	$(107,413)	$(91,513)	$(89,097)	$(101,589)
Net loss per common share:
Basic	$(0.87)	$(0.77)	$(0.76)	$(0.84)
Diluted	$(0.87)	$(0.77)	$(0.76)	$(0.84)

2002
Total revenue	$442,038	$376,006	$311,524	$222,232
Loss from continuing operations	$(17,831)	$(41,071)	$(67,665)	$(17,274)
Loss from discontinued operations	$(1,244)	$(294)	$(10,529)	$(42,416)
Loss before accounting change	$(19,075)	$(41,365)	$(78,194)	$(59,690)
Net loss	$(343,177)	$(41,365)	$(78,194)	$(59,690)
Net loss per common share:
Basic	$(2.25)	$(0.46)	$(0.68)	$(0.58)
Diluted	$(2.25)	$(0.46)	$(0.68)	$(0.58)

16. Subsequent Event:

During January 2004, the Company sold its investments in nine hotel entities for net proceeds of $45,625 after payment of mortgage debt of $96,518. The Company used $34,762 of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loans facility, and retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

In March 2004, the leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22,000, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

WYNDHAM INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

As of December 31, 2003, 2002 and 2001

(dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Cost, Expenses, Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
2003	$5,172	$15,625	$—	$16,308	$4,489
2002	11,188	11,161	—	17,177	5,172
2001	6,810	15,851	—	11,473	11,188

Allowance for deferred tax assets:
2003	$24,317	$81,132	$—	$—	$105,449
2002	17,382	6,935	—	—	24,317
2001	17,382	—	—	—	17,382

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham Branded Hotels:
Wyndham Atlanta Atlanta, Georgia	$24,479	$3,303	$12,712	$—	$25,818	$3,303	$38,530	$41,833	$(4,742)	1999	1998
Wyndham Arlington Arlington, Texas	—	—	63,045	—	1,028	—	64,073	64,073	(10,024)	1985	1998
Wyndham Baltimore Baltimore, Maryland	34,328	1,129	49,491	—	(12,820)	1,129	36,671	37,800	(7,465)	1968	1997
Wyndham Bel Age Hollywood, California	9,452	5,653	32,212	—	3,569	5,653	35,781	41,434	(5,845)	1984	1997
Wyndham Bristol Place Hotel Toronto, Canada	—	3,048	15,503	—	463	3,048	15,966	19,014	(2,650)	1974	1998
Wyndham Boston Boston, Massachusetts	44,332	—	33,900	7,458	40,823	7,458	74,723	82,181	(9,403)	1999	1998
Wyndham Andover Andover, Massachusetts	—	2,318	33,245	—	12,190	2,318	45,435	47,753	(6,348)	1985	1998
Wyndham Westborough Westborough, Massachusetts	—	1,500	41,968	—	801	1,500	42,769	44,269	(6,557)	1985	1998
Wyndham Palace Resort & Spa Orlando, Florida	42,413	—	144,264	—	9,433	—	153,697	153,697	(24,969)	1977	1998
Wyndham Buttes Resort Tempe, Arizona	37,918	—	55,297	—	1,487	—	56,784	56,784	(9,926)	1986	1997
Wyndham New Orleans New Orleans, Louisiana	—	12,750	86,141	—	2,728	12,750	88,869	101,619	(10,094)	1984	1999
Wyndham Chicago Chicago, Illinois	—	4,963	33,752	—	31,788	4,963	65,540	70,503	(7,584)	1999	2000
Wyndham City Center Washington, District of Columbia	—	3,657	30,569	—	3,082	3,657	33,651	37,308	(5,694)	1969	1997

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham Colorado Springs Colorado Springs, Colorado	—	1,783	53,252	—	564	1,783	53,816	55,599	(8,310)	1989	1998
Wyndham Emerald Plaza San Diego, California	39,557	5,551	60,462	17	1,488	5,568	61,950	67,518	(10,450)	1991	1997
Wyndham Philadelphia at Franklin Plaza Philadelphia, Pennsylvania	65,353	4,878	62,793	—	5,580	4,878	68,373	73,251	(11,334)	1979	1997
Wyndham Harbour Island Tampa, Florida	—	—	22,836	—	479	—	23,315	23,315	(6,392)	1986	1998
Wyndham Miami Beach Resort Miami, Florida	—	13,000	54,875	—	843	13,000	55,718	68,718	(8,657)	1962	1998
Wyndham Miami Airport Miami, Florida	—	2,561	23,009	—	668	2,561	23,677	26,238	(4,149)	1976	1997
Wyndham Newark Newark, New Jersey	—	10,000	—	—	53,773	10,000	53,773	63,773	(3,096)	2001	2001
Wyndham Northwest Chicago Itasca, Illinois	24,829	1,212	52,025	—	3,498	1,212	55,523	56,735	(9,193)	1983	1997
Wyndham Peachtree Conference Center Peachtree City (Atlanta), Georgia	16,731	3,059	21,915	33	5,338	3,092	27,253	30,345	(6,021)	1984	1995
Wyndham Pittsburgh Airport Corapolis, Pennsylvania	6,884	3,000	54,780	—	390	3,000	55,170	58,170	(8,691)	1987	1998
Wyndham Richmond Airport Richmond, Virginia	—	—	4,262	—	3,523	—	7,785	7,785	(2,078)	1997	1998
Wyndham Toledo Toledo, Ohio	—	—	16,082	—	(7,463)	—	8,619	8,619	(1,854)	1985	1997
Wyndham Riverfront Hotel New Orleans, Louisiana	—	2,774	28,023	—	10,637	2,774	38,660	41,434	(5,987)	1996	1997
Wyndham Roanoke Airport Roanoke, Virginia	—	1,653	27,693	—	402	1,653	28,095	29,748	(4,329)	1983	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham Syracuse Syracuse, New York	12,785	1,150	29,236	—	1,171	1,150	30,407	31,557	(4,697)	1977	1998
Wyndham Washington D.C. Washington, District of Columbia	—	4,750	40,439	—	407	4,750	40,846	45,596	(6,358)	1983	1998
Wyndham Lisle Lisle, Illinois	9,351	1,995	24,726	—	1,315	1,995	26,041	28,036	(4,008)	1987	1998
Wyndham Westshore Hotel Tampa, Florida	—	1,448	31,565	—	870	1,448	32,435	33,883	(5,813)	1984	1997
Wyndham Windwatch Haupauge, New York	—	6,471	21,831	270	646	6,741	22,477	29,218	(4,478)	1989	1996
Wyndham Rose Hall Montego Bay, Jamaica	—	5,610	55,467	—	3,676	5,610	59,143	64,753	(9,582)	1972	1998
Wyndham El San Juan San Juan, Puerto Rico	79,794	22,337	34,244	—	23,944	22,337	58,188	80,525	(10,773)	1983	1998
Wyndham El Conquistador Fajardo, Puerto Rico	116,855	20,254	190,607	(529)	14,104	19,725	204,711	224,436	(33,941)	1993	1998
Wyndham Casa Marina Resort Key West, Florida	43,500	15,158	85,078	—	3,180	15,158	88,258	103,416	(13,709)	1980	1998
Wyndham Reach Resort Key West, Florida	13,965	10,029	24,947	—	2,295	10,029	27,242	37,271	(4,155)	1978	1998
Wyndham Commerce Commerce, California	—	2,116	26,497	—	638	2,116	27,135	29,251	(4,560)	1991	1998
Wyndham—Indianapolis Indianapolis, Indiana	5,203	513	15,497	—	4,643	513	20,140	20,653	(2,782)	1990	1998
Wyndham Garden—LaGuardia East Elmhurst, New York	—	1,800	16,443	—	7,908	1,800	24,351	26,151	(2,975)	1988	1997
Wyndham—Market Center Dallas, Texas	—	967	12,796	—	683	967	13,479	14,446	(2,227)	1968	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham Vinings Atlanta, Georgia	9,675	1,700	22,853	14	1,017	1,714	23,870	25,584	(3,962)	1985	1998
Wyndham Tutwiler Birmingham, Alabama	—	1,417	8,124	—	(483)	1,417	7,641	9,058	(1,602)	1913	1996
Wyndham Tremont Boston, Massachusetts	—	1,776	14,066	19	10,715	1,795	24,781	26,576	(4,834)	1925	1996
Wyndham Union Station Nashville, Tennessee	—	—	7,512	—	770	—	8,282	8,282	(1,504)	1986	1997
Wyndham Coconut Grove Miami, Florida	—	3,066	28,442	1,235	(3,868)	4,301	24,574	28,875	(4,498)	1983	1997
Wyndham Peaks Resort & Spa Telluride, Colorado	—	2,452	13,997	—	990	2,452	14,987	17,439	(2,977)	1992	1997
Wyndham Luxury Resorts:
Carmel Valley Ranch Carmel, California	—	4,430	14,704	334	11,049	4,764	25,753	30,517	(4,647)	1987	1997
The Boulders Carefree, Arizona	—	12,825	121,700	—	13,101	12,825	134,801	147,626	(25,003)	1985	1997
Summerfield Suites:
Summerfield Denver South Englewood, Colorado	—	1,072	8,183	18	84	1,090	8,267	9,357	(1,377)	1997	1998
Summerfield Hanover Whippany, New Jersey	—	2,223	18,585	—	182	2,223	18,767	20,990	(2,936)	1997	1998
Summerfield Morristown Morristown, New Jersey	—	3,050	20,920	—	84	3,050	21,004	24,054	(3,267)	1997	1998
Summerfield Seattle Seattle, Washington	19,669	1,515	24,276	16	2,918	1,531	27,194	28,725	(5,642)	1985	1996
Summerfield Waltham Waltham, Massachusetts	—	2,639	16,351	—	145	2,639	16,496	19,135	(2,631)	1997	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Summerfield Miami Miami, Florida	—	3,327	10,913	—	(56)	3,327	10,857	14,184	(1,310)	1999	1999
Non-Proprietary Brand Properties:
Crowne Plaza Ravinia Atlanta, Georgia	43,546	2,996	34,798	—	4,796	2,996	39,594	42,590	(8,621)	1986	1995
Doubletree Tallahassee Tallahassee, Florida	17,118	2,127	7,779	—	3,100	2,127	10,879	13,006	(2,147)	1977	1996
Doubletree Des Plaines Des Plaines, Illinois	4,383	1,903	5,555	—	3,614	1,903	9,169	11,072	(1,783)	1969	1996
Doubletree Park Place Minneapolis, Minnesota	—	2,188	13,531	—	3,961	2,188	17,492	19,680	(3,205)	1981	1997
Hyatt Regency Lexington, Kentucky	—	—	11,958	—	1,358	—	13,316	13,316	(2,791)	1977	1996
Hilton Cleveland Independence, Ohio	12,241	2,760	12,264	29	1,180	2,789	13,444	16,233	(3,108)	1980	1995
Hilton Newark Newark, New Jersey	16,812	1,740	31,262	—	(8,084)	1,740	23,178	24,918	(4,299)	1971	1998
Hilton Denver Greenwood Village, Colorado	—	1,800	42,003	—	(21,144)	1,800	20,859	22,659	(4,679)	1982	1998
Hilton Ft. Lauderdale Dania, Florida	—	2,651	24,748	—	11,021	2,651	35,769	38,420	(4,840)	1988	1998
Hilton Parsipanny Parsipanny, New Jersey	53,873	5,350	87,775	—	2,367	5,350	90,142	95,492	(14,065)	1981	1998
Holiday Inn San Angelo San Angelo, Texas	—	428	3,982	11	248	439	4,230	4,669	(962)	1984	1995
Holiday Inn Houston Houston, Texas	—	333	2,324	4	472	337	2,796	3,133	(613)	1982	1995

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Holiday Inn Westlake Westlake, Ohio	—	2,843	14,218	—	(8,689)	2,843	5,529	8,372	(1,814)	1980	1997
Marriott Atlanta North Central Atlanta, Georgia	—	—	36,462	—	(23,751)	—	12,711	12,711	(3,429)	1975	1998
Marriott Harrisburg Harrisburg, Pennsylvania	14,038	3,400	38,304	—	(19,978)	3,400	18,326	21,726	(3,802)	1980	1998
Radisson Burlington Burlington, Vermont	30,143	935	28,453	—	(6,577)	935	21,876	22,811	(3,195)	1975	1998
Radisson New Orleans New Orleans, Louisiana	—	2,463	23,630	43	6,567	2,506	30,197	32,703	(5,672)	1924	1995
Radisson Town & Country Houston, Texas	7,893	655	9,725	7	971	662	10,696	11,358	(2,380)	1986	1995
Park Shore Honolulu, Hawaii	—	—	24,339	—	5,781	—	30,120	30,120	(4,760)	1968	1997
Regency San Juan, Puerto Rico	—	4,910	4,208	—	1,025	4,910	5,233	10,143	(1,235)	1963	1998
Condado Plaza San Juan, Puerto Rico	94,369	5,700	72,982	4,263	19,241	9,963	92,223	102,186	(13,573)	1959	1998
Other:
Golden Door Spa Escondido, California	—	5,800	3,000	—	474	5,800	3,474	9,274	(503)	1954	1998

Assets Held for Use	951,489	274,864	2,587,405	13,242	280,191	288,106	2,867,596	3,155,702	(469,566)

Wyndham Fairmount San Antonio, Texas	—	—	2,957	—	398	—	3,355	3,355	(700)	1906	1995
Wyndham Resort & Spa Fort Lauderdale, Florida		2,134	16,448	23	1,159	2,157	17,607	19,764	(4,964)	1961	1996

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Wyndham Garden Las Colinas Irving, Texas	8,771	1,884	16,963	—	(8,923)	1,884	8,040	9,924	(1,988)	1986	1997
Doubletree Anaheim Orange, California	12,732	2,464	23,297	—	786	2,464	24,083	26,547	(3,959)	1984	1997
Doubletree Overland Park Overland Park, Kansas	20,713	3,317	38,088	—	7,851	3,317	45,939	49,256	(5,232)	1982	1997
Doubletree Post Oak Houston, Texas	28,124	4,441	43,672	—	(31,510)	4,441	12,162	16,603	(7,461)	1982	1997
Doubletree St Louis Chesterfield, Missouri	12,637	2,160	18,300	—	(8,985)	2,160	9,315	11,475	(3,152)	1984	1997
Doubletree Allen Center Houston, Texas	10,547	2,280	24,707	—	13,379	2,280	38,086	40,366	(4,992)	1978	1996
Doubletree Guest Suites Glenview, Illinois	8,183	3,237	19,709	—	(4,186)	3,237	15,523	18,760	(3,360)	1988	1997
Doubletree Tulsa Tulsa, Oklahoma	8,739	1,428	18,596	—	(6,531)	1,428	12,065	13,493	(3,473)	1982	1996
Doubletree Miami Miami, Florida	2,727	3,808	7,052	—	(6,703)	3,808	349	4,157	(1,496)	1975	1996
Holiday Inn Aristocrat Dallas, Texas	—	144	7,806	2	(1,661)	146	6,145	6,291	(1,731)	1925	1995
Holiday Inn Dallas Dallas, Texas	—	3,045	15,786	33	(7,455)	3,078	8,331	11,409	(3,372)	1979	1995
Radisson Dallas Dallas, Texas	—	1,011	8,276	10	(3,216)	1,021	5,060	6,081	(1,830)	1986	1995
Radisson Akron Akron, Ohio	—	1,136	5,678	—	(4,422)	1,136	1,256	2,392	(681)	1989	1997
Sheraton Saginaw Saginaw, Michigan	—	773	6,451	8	(2,492)	781	3,959	4,740	(1,404)	1984	1995

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2003

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)		Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements
Ramada San Francisco San Francisco, California	—	—	15,853	—	(7,930)	—	7,923	7,923	(2,709)	1962	1997
Pickwick San Francisco, California	—	2,000	11,922	21	2,662	2,021	14,584	16,605	(3,292)	1928	1996
Wyndham Hotel – Dublin Dublin, Ohio	4,960	853	9,660	—	—	853	9,660	10,513	(6,732)	1980	2003
Marriott Indian River Plantation Stuart, Florida	—	2,309	926	(2,309)	(926)	—	—	—	(197)	1987	1998

Assets Held for Sale	118,133	38,424	312,147	(2,212)	(68,705)	36,212	243,442	279,654	(62,725)

Total	$1,069,622	$313,288	$2,899,552	$11,030	$211,486	$324,318	$3,111,038	$3,435,356	$(532,291)

WYNDHAM INTERNATIONAL, INC.

NOTES TO SCHEDULE III

(in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
(a) Reconciliation of Real Estate
Balance at beginning of period	$3,739,606	$4,639,384	$4,868,216
Additions during period:
Acquisitions	16,993	—	58,607
Improvements	35,591	31,195	73,719
Deductions during period:
Sale of properties	(356,834)	(930,973)	(361,158)

Balance at end of period	$3,435,356	$3,739,606	$4,639,384

(b) Reconciliation of Accumulated Depreciation:
Balance at beginning of period	$474,737	$444,322	$377,945
Additions during period:
Depreciation for the period	98,393	107,154	92,658
Deductions during period:
Sale of properties	(40,839)	(76,739)	(26,281)

Balance at the end of period	$532,291	$474,737	$444,322

(c)	Depreciationis computed on buildings and improvements based upon a useful life of 35 years.

Reconciliation to Balance Sheet:
Investment in real estate per schedule III (Building & improvements)	$3,435,356	$3,739,606	$4,639,384
Furniture, fixture and equipment (A)	719,071	889,510	684,967
Renovation in progress (A)	15,711	29,543	25,093
Land held for development (A)	28,647	31,127	29,013

Fixed asset balance	4,198,785	4,689,786	5,378,457

Accumulated depreciation per schedule III (Building & improvements) (B)	(532,291)	(474,737)	(444,322)
Accumulated depreciation (FF&E) (B)	(489,356)	(532,742)	(438,095)
Equity investment held for sale (A)	—	6,405	—

Total fixed assets	3,177,138	3,688,712	4,496,040

Less assets held for sale, net - per the balance sheet	(238,330)	(77,256)	(96,783)

Total investment in real estate, net - per the balance sheet	$2,938,808	$3,611,456	$4,399,257

A - See schedule in footnote 3 on page F-18
Sum of B - See schedule in footnote 3 on page F-18	$(1,021,647)	$(1,007,479)