Form 10-K/A
period 2003-12-31
WYNDHAM INTERNATIONAL INC
filed 2004-04-29
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share	American Stock Exchange
Preferred Stock Purchase Rights	American Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

Series A Convertible

Preferred Stock, par value

$0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates on June 30, 2003 was $67,404,877 based on a price of $0.44 per share.

As of April 26, 2004, 169,510,955 shares of Class A common stock and no shares of Class B common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE: The purpose of this amendment is to amend Part III of the Annual Report on Form 10-K for Wyndham International, Inc. (the “Company” or “Wyndham”) as filed with the Securities and Exchange Commission (the “Commission”) on March 8, 2004 for the fiscal year ended December 31, 2003. Certain information required by Part III was to be incorporated by reference to the Company’s definitive proxy statement for the 2004 annual meeting of stockholders (the “Proxy Statement”). The Company’s definitive Proxy Statement will not be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2003. Part III, Items 10 through 14 are hereby amended by this amendment to the Company’s Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K, with respect to executive officers, appears under the heading “Executive Officers of the Registrant” in Part I of the Form 10-K filed on March 8, 2004.

The following list sets forth, as of April 26, 2004, information about our directors:

Class A Directors

Karim Alibhai has served as one of our directors since October 1997. Mr. Alibhai previously served as our President and Chief Operating Officer from October 1997 until his resignation on June 30, 1999. Since his resignation, Mr. Alibhai has been continually active in the hospitality industry and has completed development of several Ritz-Carlton Hotel and Residential projects and also led a convertible preferred investment in Interstate Hotels. Before joining us in October 1997, Mr. Alibhai served as President and Chief Executive Officer of the Gencom Group, an affiliated group of companies that acquired, developed, renovated, leased, and managed hotel properties in the United States and Canada through Gencom American Hospitality. Mr. Alibhai holds a B.A. from Rice University. Mr. Alibhai is 40 years old.

Leonard Boxer has served as one of our directors since July 1997. He previously served as a director of Patriot American Hospitality, Inc. and its predecessor from September 1995 to July 1997. Mr. Boxer has served as a partner and chairman of the real estate department of the law firm of Stroock & Stroock & Lavan in New York, New York since 1987. Previously, he was a founder, managing partner and head of the real estate department of Olnick Boxer Blumberg Lane & Troy, a real estate law firm in New York. He serves as a member of the Board of Trustees of both New York University and NYU Law School. Mr. Boxer also serves as a member of the board of several New York and national charitable organizations, such as trustee of the National Jewish Center for Immunology and Respiratory Medicine; Chairman of the Board and Trustee of the Jewish Association for Services for the Aged; Chairman of the Board of the Children’s Hearing Institute of Lenox Hill Hospital; Trustee of the Cancer Research Institute (2000-2001); and New York Regional Cabinet of the United States Holocaust Memorial Museum. Mr. Boxer holds a B.S. in accounting and an L.L.B. from New York University. Mr. Boxer is 65 years old.

Adela Cepeda has served as one of our directors since February 2004. Ms. Cepeda founded A.C. Advisory, Inc. in 1995 and since that time has served as its President. Ms. Cepeda serves as a director of the Lincoln National Income Fund, the Lincoln National Convertible Securities Fund, the Fort Dearborn Securities Fund, Amalgamated Bank of Chicago and its affiliated trust company, AmalgaTrust, and UBS Funds. Ms. Cepeda also serves on the boards of Window to the World Communications, Inc., Ravinia Festival Association, The Joffrey Ballet of Chicago and The Chicago Community Trust. Ms. Cepeda holds an A.B. from Harvard College and an M.B.A. from the University of Chicago Graduate School of Business. Ms. Cepeda is 45 years old.

Milton Fine has served as one of our directors since June 1998. Since June 1998, Mr. Fine has been Chairman of FFC Capital Corporation and FFC Hotel Development Corporation. Mr. Fine co-founded Interstate Hotels Company in 1961 and served as its Chairman of the Board before our acquisition of it in June 1998. Mr. Fine also served as the Chief Executive Officer of Interstate Hotels Company through March 1996. In addition, Mr. Fine serves as a trustee of the Carnegie Institute and is on the Board of Directors of the Carnegie Museum of Art. In addition, he serves as a member of the Board of Directors of the Andy Warhol Museum in Pittsburgh, Pennsylvania,

and as a member of the Board of Directors of the Norton Museum of Art in Palm Beach, Florida. Mr. Fine holds a B.A. (magna cum laude) and a J.D. from the University of Pittsburgh. Mr. Fine is 77 years old.

Fred J. Kleisner currently serves as our Chairman of the Board and Chief Executive Officer. He has served as our Chairman of the Board since October 13, 2000 and as our Chief Executive Officer since March 27, 2000. From August 1999 to October 2000, Mr. Kleisner served as our President, and from July 1999 to March 2000, Mr. Kleisner also served as our Chief Operating Officer. From March 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company where he served as Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 59 years old.

Rolf E. Ruhfus has served as one of our directors since June 1998. Mr. Ruhfus has served as Chairman of the Board of Directors and Chief Executive Officer of LodgeWorks Corporation since April 2000 and Wichita Consulting Corporation since 1989. He previously served as Chairman of the Board of Directors and Chief Executive Officer of Summerfield Hotel Corporation from 1987 through June 1998 when we acquired Summerfield Hotel Corporation. Before founding Summerfield Hotel Corporation, Mr. Ruhfus served as President of Residence Inn Corporation. Mr. Ruhfus currently serves as a director of Innkeepers USA Trust. Mr. Ruhfus holds a B.A. from Western Michigan University, an M.B.A. from the Wharton School of Business and a Ph.D. in Marketing from the University of Münster, Germany. Mr. Ruhfus is 59 years old.

Lynn C. Swann has served as one of our directors since May 2001. Since July 1976, Mr. Swann has served as Chief Executive Officer of Swann, Inc., a privately held communications company. Pursuant to a consulting agreement, Mr. Swann also serves as a consultant to us and assists with the development and expansion of our collegiate and professional sports marketing plans and sales initiatives. Mr. Swann serves as a member of the board of directors of Big Brothers and Big Sisters of America and has previously served in numerous additional capacities on behalf of the organization, including national board chairperson, chairperson for board development and board president. Mr. Swann is also a director of H.J. Heinz Company and Hershey Entertainment and Resort Co. Mr. Swann has served as a professional broadcaster covering a variety of sporting events for the ABC television network since 1976. From 1974 to 1982, Mr. Swann was a wide receiver for the Pittsburgh Steelers and helped lead his team to four Super Bowl victories. Mr. Swann was named Most Valuable Player of Super Bowl X in 1976 and was inducted into the Pro Football Hall of Fame in 2001. In 2002, Mr. Swann was selected to chair the President’s Council on Physical Fitness and Sports. Mr. Swann received a B.A. from the University of Southern California. Mr. Swann is 52 years old.

Sherwood M. Weiser has served as one of our directors since October 1997. Since April 2001, Mr. Weiser has served as the Chairman and Chief Executive Officer of Continental Hospitality Holdings, LLC, a hotel management and development firm. Mr. Weiser previously served as the Chairman and Chief Executive Officer of Carnival Resorts & Casinos, a hotel and gaming management and development firm. In 1970, Mr. Weiser founded The Continental Companies. Carnival Resorts & Casinos was a successor to The Continental Companies. In June 1998, we acquired the hospitality-related businesses of CHC International, Inc., the parent corporation of Carnival Resorts & Casinos. Mr. Weiser serves on the Board of Trustees of the University of Miami, on the Board of Advisors of Big Brothers/Big Sisters of Greater Miami, Orange Bowl Committee, Anti-Defamation League, and as the Chairman of the Board of Directors of the Performing Arts Center Foundation of Greater Miami. Mr. Weiser serves as a director of Carnival Corporation, Mellon United National Bank, a subsidiary of Mellon Bank, Interstate Hotels and Resorts, Inc., Winsloew Furniture Group and Watsco, Inc. He received his B.S. in Commerce from the Ohio State University School of Business and holds an L.L.B. from the Case Western Reserve University School of Law. Mr. Weiser is 73 years old.

Class B Directors

Leon D. Black has served as one of our directors since June 1999. Mr. Black is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds, and Apollo Real Estate Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds. Apollo Advisors, L.P. and Apollo Real Estate Advisors, L.P. were founded in 1990 and 1993, respectively. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as Managing Director, head of the Mergers & Acquisitions Group and co-head of the Corporate Finance Department. Mr. Black also serves as a director of Allied Waste Industries, Inc., AMC Entertainment Inc., Sirius Satellite Radio Inc. and United Rentals, Inc. In addition, he serves as a trustee of Dartmouth College, The Museum of Modern Art, Mount Sinai-NYU Medical Center, Lincoln Center for the Performing Arts, the Metropolitan Museum of Art, Prep for Prep, The Jewish Museum, and The Asia Society. He is also a member of The Council on Foreign Relations, The Partnership for New York City and the National Advisory Board of JPMorgan Chase. Mr. Black graduated summa cum laude from Dartmouth College and holds a B.A. in Philosophy and History. Mr. Black also received an MBA from Harvard Business School in 1975. Mr. Black is 52 years old.

Thomas H. Lee has served as one of our directors since June 1999. He founded Thomas H. Lee Company in 1974 and since that time has served as its President. Thomas H. Lee Company changed its name in July 1999 to Thomas H. Lee Partners. Since July 1999, he has served as Chairman and Chief Executive Officer of Thomas H. Lee Partners and as President of Thomas H. Lee Capital. From 1966 through 1974, Mr. Lee was employed by First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Before 1966, he served as a securities analyst in the institutional research department of L.F. Rothschild & Co. in New York. Mr. Lee currently is a director of Metris Companies, Inc., Miller Import Corporation, The Smith & Wollensky Restaurant Group, Inc., Vail Resorts, Inc. and Vertis Holdings, Inc. In addition, Mr. Lee serves as a trustee or overseer of a number of civic and charitable organizations including, in Boston, Beth Israel Deaconess Medical Center, Brandeis University, Harvard University and the Museum of Fine Arts, as well as, in New York City, the Lincoln Center for the Performing Arts, Mount Sinai-NYU Medical Center and the Whitney Museum of American Art. Mr. Lee is a 1965 graduate of Harvard College. Mr. Lee is 60 years old.

Alan M. Leventhal has served as one of our directors since June 1999. Since March 1998, Mr. Leventhal has served as Chairman and Chief Executive Officer of Beacon Capital Partners. Prior to founding the Company, Mr. Leventhal served as President and Chief Executive Officer of Beacon Properties Corporation, one of the largest real estate investment trusts (REIT) in the United States. Mr. Leventhal is Chairman of Boston University’s Board of Trustees, and a trustee of Northwestern University. He also serves on the board of the Pension Real Estate Association (PREA), the Board of Overseers for the Amos Tuck School of Business Administration at Dartmouth, the Dartmouth Real Estate Advisory Committee and the board of the Damon Runyon Cancer Research Foundation. Mr. Leventhal has lectured at the Amos Tuck School of Business Administration at Dartmouth College and Massachusetts Institute of Technology Center for Real Estate. Mr. Leventhal was awarded the Realty Stock Review’s “Outstanding CEO Award” for 1996 and 1997, and the Commercial Property News “Office Property Executive of the Year” for 1996. Mr. Leventhal received his B.A. in Economics from Northwestern University in 1974 and his M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College in 1976. Mr. Leventhal is 51 years old.

William L. Mack has served as one of our directors since June 1999. Mr. Mack is a founding principal and managing partner of Apollo Real Estate Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds, private real estate investment funds. Apollo Real Estate Advisors, L.P. was founded in 1993. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, a privately held real estate company that was merged with the Cali Realty Corporation (now Mack-Cali Realty Corporation) of which Mr. Mack has served as a director since 1997. Mr. Mack also serves as a director of The Bear Stearns Companies, Inc. and Vail Resorts, Inc. and is a member of the Metropolitan Regional Advisory Board of Chase Manhattan Bank, the Advisory Board of the Columbia University Real Estate Board and the Board of Advisors of New York University Real Estate Investment Trust Center. Mr. Mack is a trustee of the University of Pennsylvania and Chairman of its Facilities & Campus Planning Committee. He also serves on the Board of Overseers of the Wharton School. Mr. Mack serves as Vice Chairman of the North-Shore Long Island Jewish Health System and as trustee of the Solomon R. Guggenheim Foundation. Mr. Mack attended the Wharton School of

Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University. Mr. Mack is 64 years old.

Lee S. Neibart has served as one of our directors since June 1999. Mr. Neibart has been a Senior Partner of Apollo Real Estate Advisors since 1993 and is responsible for the operations and management of its Funds. From 1989 to 1993, Mr. Neibart was Executive Vice President & Chief Operating Officer of the Robert Martin Company, a real estate development and management firm with a portfolio of approximately seven million square feet of commercial real estate and with which he was associated for over fourteen years. Mr. Neibart is a director of Wyndham International and Meadowbrook Golf Group, Inc., a golf course manager, developer and owner. He is also a past President of the New York Chapter of the National Association of Industrial and Office Parks. Mr. Neibart received a BA from the University of Wisconsin and an MBA from New York University. Mr. Neibart is 53 years old.

Marc J. Rowan has served as one of our directors since June 1999. Mr. Rowan is a founding partner of Apollo Management, L.P., a private investment partnership. Prior to joining Apollo, Mr. Rowan was a member of the mergers and acquisitions department of Drexel Burnham Lambert, Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan also serves as a director of AMC Entertainment, Inc. National Financial Partners, Inc., Cablecom GmbH, iesy Hessen GmbH & Co, KG, Quality Distribution, Inc., and SkyTerra Communications Inc. Mr. Rowan is also active in charitable activities and is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the board of directors of National Jewish Outreach Program, Riversdale Country School and the Undergraduate Executive Board of The Wharton School of Business. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an MBA in Finance. Mr. Rowan is 41 years old.

Scott A. Schoen has served as one of our directors since June 1999. Mr. Schoen has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Senior Managing Director. Mr. Schoen currently serves as a director of A.R.C. Holdings, LLC, Axis Specialty Limited, The Simmons Company, Syratech Corporation, TransWestern Publishing, L.P. and United Industries Corporation. Prior to joining Thomas H. Lee Partners, L.P., Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Vice Chairman of the Board of the United Way of Massachusetts Bay, and also a member of the Advisory Board of the Yale School of Management. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. He is a member of the New York Bar. Mr. Schoen is 45 years old.

Scott M. Sperling has served as one of our directors since June 1999. Since 1994, Mr. Sperling has been Managing Director of Thomas H. Lee Partners and Trustee and General Partner of various THL Equity Funds. Mr. Sperling is currently a Director of Fisher Scientific International, Inc., Vertis, Inc., Houghton Mifflin Co., LiveWire Systems, LLC, Warner Music Group and several private companies. During the 10 years before joining Thomas H. Lee Partners, Mr. Sperling served as Managing Partner of the Aeneas Group, the private capital affiliate of the Harvard Management Company, Inc. Before 1984, Mr. Sperling served as a Senior Consultant with the Boston Consulting Group, Inc. focusing on business and corporate strategies. He holds an M.B.A. degree from Harvard University and a B.S. from Purdue University. Mr. Sperling is 46 years old.

Class C Directors

Marc A. Beilinson has served as one of our directors since February 2004. Mr. Beilinson is a shareholder of Pachulski, Stang, Ziehl, Young, Jones & Weintraub PC, a nationally recognized boutique law firm specializing in corporate reorganization, and currently serves on the Board of Directors of the University of California Davis Law School. Mr. Beilinson served as the Chief Executive Officer of Adaptive Power Solutions, a government defense contractor that manufactured components for many U.S. strategic missile programs. Mr. Beilinson is currently an officer and director of RPD Catalyst, a private real estate investment firm. Prior to joining his current firm, Mr. Beilinson was a shareholder in the law firm of Buchalter, Nemer, Fields & Younger PC. Mr. Beilinson received his B.A. (magna cum laude) from UCLA and his J.D. from UC Davis Law School. Mr. Beilinson is 45 years old.

Paul Fribourg has served as one of our directors since June 1999. Mr. Fribourg has served as Chairman and Chief Executive Officer of ContiGroup Companies, Inc. (f/k/a Continental Grain Company) since July 1997.

Since 1976, Mr. Fribourg has held numerous positions with Continental Grain Company, including President and Chief Operating Officer from 1994 to 1997 and Executive Vice President of the Commodity Marketing Group from 1990 to 1994. Mr. Fribourg also serves as a director of Vivendi Universal S.A., Loews Corporation, The Browning School, New York University, Harvard Business School (Dean’s Advisors), Nightingale-Bamford School, Appeal of Conscience Foundation, The Lowder Institute/Wharton Business School (Chairman), Park East Synagogue and the America-China Society. Mr. Fribourg is also a member of Council of Foreign Relations and a member of the National Advisory Board of JPMorgan Chase. Mr. Fribourg holds a B.A. from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg is 50 years old.

Lawrence J. Ruisi has served as one of our directors since April 2004. Mr. Ruisi was President and Chief Executive Officer of Loews Cineplex Entertainment Corporation from 1998 to 2002. From 1990 to 1998, he was associated with Sony Corporation of America, serving as Executive Vice President from 1990 to 1998 of Sony Pictures Entertainment. He served as President of Sony Retail Entertainment from 1994 to 1998. Mr. Ruisi is a certified public accountant and worked as senior audit manager from 1970 to 1983 for Price Waterhouse & Co. In 2000 and 2001, many of the large motion picture theatre chains were severely impacted by the overbuilding of theatres and unfavorable film performance; of the ten largest chains, seven (including Loews Cineplex Entertainment), were reorganized under federal bankruptcy laws or executed out-of-court financial restructuring. Loews Cineplex filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in 2001 and was discharged from these proceedings in 2002. Mr. Ruisi received a B.S. in Accounting and an M.B.A. from St. John’s University. Mr. Ruisi is 55 years old.

Audit Committee

In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Board of Directors has established an Audit Committee, which currently consists of Messrs. Boxer, Fribourg and Beilinson and Ms. Cepeda. The board of directors has determined that Ms. Cepeda is the “audit committee financial expert,” as such term is defined in the rules and regulations promulgated by the Commission and that Ms. Cepeda and the other members of the audit committee are “independent,” in accordance with the Company Guide of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of any registered class of the Company’s equity securities, to file with the Commission initial reports of ownership of our class A common stock and reports of changes in such ownership. A reporting person must file a Form 3-Initial Statement of Beneficial Ownership of Securities within 10 days after such person becomes a reporting person. A reporting person must file a Form 4-Statement of Changes of Beneficial Ownership of Securities within two business days after such person’s beneficial ownership of securities changes, except for certain changes exempt from the reporting requirements of Form 4. A reporting person must file a Form 5-Annual Statement of Beneficial Ownership of Securities within 45 days after the Company’s fiscal year-end.

The Commission’s rules require our reporting persons to furnish us with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2003 the reporting persons complied with all applicable Section 16(a) filing requirements on a timely basis, except for the following: one Form 3 due in October 2002 for Mark A. Solls that was not timely filed in connection with one transaction; one Form 3 due in May 2003 for Andrew Jordan that was not timely filed in connection with four transactions; one Form 4 due in May 2003 for Andrew Jordan that was not timely filed in connection with two transactions; and one Form 4 due in February 2002 for Sherwood M. Weiser that was not timely filed in connection with six transactions. As of the date of this Form 10-K/A, a Form 4 was not timely filed on behalf of Lynn Swann in connection with one transaction during fiscal year 2003. None of the reporting persons filed a Form 5 with respect to 2003 and the Company is not aware that any were required to be filed.

Code of Ethics

The Company has adopted a Code of Ethics, which applies to the Company’s Chief Executive Officer, Chief Financial Officer and Controller as well as to all directors, officers and employees. These materials are available on the Company’s website at www.wyndham.com. The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Ethics by posting such information on the Company’s website at www.wyndham.com. As required by the Company Guide of the American

Stock Exchange, any waivers of the Code of Ethics for directors or executive officers must be approved by the Company’s board of directors and disclosed on a Form 8-K filed with the Commission within five days of a waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, as to our chief executive officer and as to each of our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2003, information concerning all compensation paid for services to us in all capacities for each of the last three fiscal years. We will refer to our chief executive officer and our four other most highly compensated executive officers as “named executive officers” in this Form 10-K/A.

Summary Compensation Table

	Year	Annual Compensation							Long-Term Compensation
Name and Principal Position		Salary		Bonus			Other Annual Compensation (1)		Restricted Stock Awards(2)			Securities Underlying Options(#)		All Other Compensation
(a)	(b)	(c)		(d)			(e)		(f)			(g)		(i)
Fred J. Kleisner Chairman of the Board and Chief Executive Officer	2003 2002 2001	$ $ $	683,500 680,192 656,152	$ $ $	2,579,368 116,325 1,489,500	(3) (7)	$ $ $	— — —	$ $ $	— 522,752 3,045,000	(5) (8)	— — —		$ $ $	22,122 35,281 37,169	(4) (6) (9)

Theodore Teng President and Chief Operating Officer	2003 2002 2001	$ $ $	544,301 542,100 525,384	$ $ $	462,656 81,645 795,000	(13)	$ $ $	82,911 — —	$ $ $	— 580,000 1,522,500	(11) (14)	— — —		$ $ $	111,111 576,136 578,150	(10) (12) (15)

Richard A. Smith Executive Vice President— Chief Financial Officer	2003 2002 2001	$ $ $	444,425 366,154 341,921	$ $ $	378,251 141,750 517,500	(19)	$ $ $	— — —	$ $ $	— 116,000 1,418,000	(17) (20)	— — —		$ $ $	4,756 6,098 6,098	(16) (18) (21)

Joseph Champ Executive Vice President— Business Development and Chief Investment Officer	2003 2002 2001	$ $ $	360,801 359,138 275,959	$ $ $	306,681 54,120 624,167	(25)	$ $ $	19,881 — —	$ $ $	— 319,000 567,000	(23) (26)	— — 550,000	(27)	$ $ $	60,135 98,229 170,349	(22) (24) (28)

Mark Solls Executive Vice President— General Counsel and Chief Legal Officer	2003 2002	$ $	350,002 87,500	$ $	297,501 88,472		$ $	— —	$ $	— 238,000	(30)	— —		$ $	581 —	(29)

(1)	No perquisites paid to named executive officers in 2001, 2002, or 2003 exceeded the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officers. The amounts listed represent reimbursement of taxes with respect to the debt forgiveness disclosed in “All Other Compensation.” For the years 2001 and 2002, the amounts paid with respect to reimbursement of taxes were disclosed as “All Other Compensation.”

(2)	As of December 31, 2003, the aggregate value of outstanding restricted stock and restricted stock units held by named executive officers was as follows: Mr. Kleisner—$1,608,838; Mr. Teng—$1,172,500; Mr. Smith—$871,000; Mr. Champ—$502,500; Mr. Solls—$469,000.

(3)	Such amount includes $1,500,000 of a $2,000,000 retention bonus received by Mr. Kleisner in consideration of services to be provided through March 31, 2006. Mr. Kleisner is obligated to repay a pro rata portion of the retention bonus if, prior to March 31, 2006, Mr. Kleisner’s employment with us is terminated by Mr. Kleisner without “good reason” or by us for “cause.”

(4)	Such amount includes $3,810 of insurance premiums and $18,313 of imputed interest from a non-interest bearing note.

(5)	On January 7, 2002, we granted Mr. Kleisner 901,250 restricted units in exchange for the 901,250 options cancelled in January 2002. Each restricted unit entitles Mr. Kleisner to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.58 per share.

(6)	Such amount includes $10,294 of insurance premiums and $24,987 of imputed interest from a non-interest bearing note.

(7)	Such amount includes the retention bonus of $993,000 received by Mr. Kleisner in connection with our payment of retention bonuses to certain of our employees in December 2001. Each such employee was obligated to repay the retention bonus if, prior to January 1, 2003, the employee’s employment with us was terminated by the employee without “good reason” or by us for “cause.”

(8)	On April 12, 2001, we awarded 1,500,000 restricted units to Mr. Kleisner. Each restricted unit entitles Mr. Kleisner to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $2.03 per share.

(9)	Such amount includes $10,294 of insurance premiums and $26,875 of imputed interest from a non-interest bearing note.

(10)	Such amount represents debt forgiveness of $111,111.

(11)	On January 7, 2002, we granted Mr. Teng 1,000,000 restricted units in exchange for the 1,000,000 options cancelled in January 2002. Each restricted unit entitles Mr. Teng to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.58 per share.

(12)	Such amount includes $570,989 of debt forgiveness, including associated taxes, and $5,147 in insurance premiums.

(13)	Such amount includes the retention bonus of $530,000 received by Mr. Teng in connection with our payment of retention bonuses to certain of our employees in December 2001. Each such employee was obligated to repay the retention bonus if, prior to January 1, 2003, the employee’s employment with us was terminated by the employee without “good reason” or by us for “cause.”

(14)	On April 12, 2001, we awarded 750,000 restricted units to Mr. Teng. Each restricted unit entitles Mr. Teng to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $2.03 per share.

(15)	Such amount includes $570,989 of debt forgiveness, including associated taxes, and $7,161 in insurance premiums.

(16)	Such amount includes $4,756 in insurance premiums.

(17)	On January 7, 2002, we granted Mr. Smith 200,000 restricted units. Each restricted unit entitles Mr. Smith to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.58 per share.

(18)	Such amount includes $6,098 of insurance premiums.

(19)	Such amount includes the retention bonus of $345,000 received by Mr. Smith in connection with our payment of retention bonuses to certain of our employees in December 2001. Each such employee was obligated to repay the retention bonus if, prior to January 1, 2003, the employee’s employment with us was terminated by the employee without “good reason” or by us for “cause.”

(20)	On April 12, 2001, we awarded 600,000 restricted units to Mr. Smith. Each restricted unit entitles Mr. Smith to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $2.03 per share. In addition, on December 19, 2001, we granted Mr. Smith 500,000 restricted units in exchange for 500,000 options cancelled in January 2002. Each restricted unit entitles Mr. Smith to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.40 per share.

(21)	Such amount includes $6,098 of insurance premiums.

(22)	Such amount includes $4,815 of insurance premiums, $5,320 of imputed interest from a non-interest bearing note, and $50,000 of debt forgiveness.

(23)	On January 7, 2002, we granted Mr. Champ 550,000 restricted units in exchange for the 550,000 options cancelled in January 2002. Each restricted unit entitles Mr. Champ to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.58 per share.

(24)	Such amount includes $84,818 of debt forgiveness, including associated taxes, $8,596 of imputed interest from a non-interest bearing note and $4,815 of insurance premiums.

(25)	Such amount includes the retention bonus of $350,000 received by Mr. Champ in connection with our payment of retention bonuses to certain of our employees in December 2001. Each such employee was obligated to repay the retention bonus if, prior to January 1, 2003, the employee’s employment with us was terminated by the employee without “good reason” or by us for “cause.”

(26)

On March 19, 2001, we awarded 150,000 restricted units to Mr. Champ. Each restricted unit entitles Mr. Champ to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the first, second and third anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $1.75 per share. In addition, on April 12, 2001, we awarded 150,000 restricted units to Mr. Champ. Each restricted unit entitles Mr. Champ to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $2.03 per share.

(27)	On March 19, 2001, we granted non-qualified options to purchase an aggregate of 550,000 shares of our class A common stock to Mr. Champ. These options were cancelled in January 2002, as discussed in footnote (23) above.

(28)	Such amount includes a $156,355 relocation allowance and $13,995 in imputed interest on a non-interest bearing note.

(29)	Such amount includes $581 of life insurance premiums.

(30)	On September 30, 2002, we granted Mr. Solls 700,000 restricted units. Each restricted unit entitles Mr. Solls to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.34 per share.

The following table sets forth certain information concerning options exercised in 2003 by named executive officers and all unexercised options held by named executive officers as of December 31, 2003.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End
			Exercisable (1)	Unexercisable (1)	Exercisable (1)	Unexercisable (1)
Fred J. Kleisner	—	$—	880,000	220,000	—	—
Theodore Teng	—	$—	—	—	—	—
Richard A. Smith	—	$—	100,000	25,000	—	—
Joseph Champ	—	$—			—	—
Mark Solls	—	$—	—	—	—	—

(1)	None of the unexercised options are in-the-money.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

The following is a summary of certain of the terms and conditions contained in the employment agreements between us and each of the named executive officers.

Fred J. Kleisner. Pursuant to his current employment agreement dated as of March 27, 2000, as amended from time to time, Mr. Kleisner agreed to serve as our Chief Executive Officer and President for a term of five years beginning on March 27, 2000. In October 2000, Mr. Kleisner relinquished his position as President and assumed the additional title of Chairman of the Board. Beginning on the third anniversary of the employment agreement and continuing every subsequent odd-numbered year, the employment agreement will automatically be extended for successive two-year periods unless otherwise terminated by us or Mr. Kleisner. Mr. Kleisner’s initial annual base salary was $624,000. During the term of the agreement, Mr. Kleisner’s base salary is redetermined annually by our board of directors. The salary, as redetermined, cannot be less than Mr. Kleisner’s salary for the prior fiscal year. Mr. Kleisner is eligible to receive incentive compensation as determined by our board of directors in an amount of up to three times his then current base salary. Under the terms of the agreement, we are obligated to pay Mr. Kleisner certain minimum amounts of incentive compensation in fiscal years 2003, 2004, 2005 and 2006. As compensation for the services to be provided by Mr. Kleisner from April 1, 2003 to March 31, 2006, we also agreed to pay him a retention bonus in the amount of $2,000,000, the final $500,000 of which was paid on January 1, 2004. Mr. Kleisner is obligated to repay the retention bonus if, prior to March 31, 2006, Mr. Kleisner’s employment with us is terminated by Mr. Kleisner without “good reason” or by us for “cause.” Additionally, in conjunction with the execution of Mr. Kleisner’s employment agreement, on March 27, 2000 we agreed to loan Mr. Kleisner certain amounts pursuant to a master note. No amounts are currently outstanding under the master note.

Upon a termination of his employment due to Mr. Kleisner’s death or disability, we will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. We will also pay any unpaid amount of Mr. Kleisner’s retention bonus. In addition, all unvested stock options and stock-based grants will immediately vest and will be exercisable for the remaining option term. Additionally, we will pay health insurance premiums for five years for Mr. Kleisner’s spouse and other dependents upon a termination due to his death and for two years for Mr. Kleisner, his spouse and other dependents upon his termination due to his disability.

If Mr. Kleisner terminates his employment for “good reason,” or if we terminate his employment without “cause,” we will pay Mr. Kleisner all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. We will also pay any unpaid amount of Mr. Kleisner’s retention bonus. In addition, all unvested stock options and stock-based grants will immediately vest and will be exercisable for a period of three years or the remaining option term, whichever is shorter. In addition, we will pay Mr. Kleisner a severance payment in accordance with our then current severance policies. At a minimum, Mr. Kleisner will be entitled to receive a severance payment equal to the greater of (a) $3,000,000 or (b) three times the sum of his “applicable base salary” (as determined in accordance with Mr. Kleisner’s employment agreement) and “average incentive compensation” (as determined in accordance with Mr. Kleisner’s employment agreement). Additionally, we will pay health insurance premiums for three years for Mr. Kleisner, his spouse and other dependents. Also, for a period of three years, we will provide Mr. Kleisner with an office and related facilities and an assistant at a location of his choosing. For a period of one year, we will pay the cost of executive placement services for Mr. Kleisner.

If a “change in control,” as defined in Mr. Kleisner’s employment agreement, occurs and Mr. Kleisner’s employment with us is terminated for any reason other than his death or disability or by Mr. Kleisner without “good reason” within 90 days prior to or 18 months after the change in control, in lieu of the severance payment discussed above, we must pay Mr. Kleisner (i) the greater of the severance payment discussed above or $4,000,000 plus (ii) a gross-up amount with respect to excise taxes on “excess parachute payments” under Section 280G of the Internal Revenue Code. In addition, upon a change in control, all stock options and other stock-based grants to Mr. Kleisner, other than the restricted unit award granted to Mr. Kleisner on April 12, 2001 (which will continue to vest in accordance with the terms of the applicable restricted unit award agreement), will immediately vest and become exercisable, whereupon at any time during the option term (but not to exceed five years after the change in control), Mr. Kleisner or his estate may require us to, among other things, purchase his 1999 option covering 1,100,000 shares of our class A common stock for $2,748,350 in cash and purchase each of his 901,250 restricted units, which he received in January 2002, for $2.4985 per unit in cash. In addition, we will also loan Mr. Kleisner all funds due by him for income taxes with respect to the foregoing stock option and restricted unit award treatment.

Theodore Teng. We are party to an employment agreement with Mr. Teng, dated April 12, 2000, as amended from time to time, pursuant to which Mr. Teng has agreed to serve as our Chief Operating Officer for a term of three years, which term will automatically be extended for successive one-year periods unless otherwise terminated. In October 2000, Mr. Teng assumed the additional title of President. Mr. Teng’s initial annual base salary was $500,000. During the term of the agreement, Mr. Teng’s base salary is redetermined annually by our board of directors. Mr. Teng is eligible to receive incentive compensation as determined by our board of directors in an amount of up to two times his then current base salary.

Upon a termination of his employment due to Mr. Teng’s death or disability, we will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. Additionally, we will pay health insurance premiums for one year for Mr. Teng, his spouse and other dependents.

If Mr. Teng terminates his employment for “good reason” or we terminate his employment without “cause,” we will pay Mr. Teng all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. In addition, we will pay Mr. Teng a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or 24 months, whichever is longer, subject to certain setoffs. Additionally, we will pay health insurance premiums for one year for Mr. Teng, his spouse and other dependents.

If a “change in control,” as defined in Mr. Teng’s employment agreement, occurs and Mr. Teng’s employment is terminated by us without “cause” or by Mr. Teng for “good reason” within 18 months after such change in control, we will pay the severance amount discussed above in equal installments over a period of 24 months and all stock options and other stock-based awards, other than the restricted unit award granted to Mr. Teng on April 12, 2001 (which will vest in accordance with the terms of the applicable restricted unit award agreement), will immediately vest and become exercisable for a period of 360 days, during which period Mr. Teng or his estate may make a one-time election and require us to, among other things, purchase each of his 1,000,000 restricted units, which he received in January 2002, for $3.85 per unit in cash. We will also pay health insurance premiums for Mr. Teng, his spouse and other dependents for one year. In addition, we will provide Mr. Teng with a tax gross-up payment with respect to excise taxes.

Richard Smith. We are party to an employment agreement with Mr. Smith, effective April 10, 2000, as amended from time to time, pursuant to which Mr. Smith has agreed to serve as our Executive Vice President-Chief Financial Officer for a term of three years, which term will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Smith’s initial annual base salary was $325,000. During the term of the agreement, Mr. Smith’s base salary is redetermined annually by our board of directors. Mr. Smith is eligible to receive incentive compensation as determined by our board of directors in an amount of up to one and one-half times his then current base salary.

Upon a termination of employment due to Mr. Smith’s death or disability, we will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. Additionally, we will pay health insurance premiums for one year for Mr. Smith, his spouse and other dependents.

If Mr. Smith terminates his employment for “good reason” or we terminate his employment without “cause,” we will pay Mr. Smith all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. In addition, we will pay Mr. Smith a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or 24 months, whichever is longer, subject to certain setoffs. Additionally, we will pay health insurance premiums for one year for Mr. Smith, his spouse and other dependents.

If a “change in control,” as defined in Mr. Smith’s employment agreement, occurs and Mr. Smith’s employment is terminated by us without “cause” or by Mr. Smith for “good reason” within 18 months after such change in control, we will pay the severance amount discussed above in equal installments over a period of 24 months and all stock options and other stock-based awards, other than the restricted unit award granted to Mr. Smith on April 12, 2001 (which will vest in accordance with the terms of the applicable restricted unit award agreement), will vest and become exercisable 180 days following the date of the change in control and such stock options and other stock awards shall be exercisable for 360 days following the date of termination. Also, we will pay health insurance premiums for Mr. Smith, his spouse and other dependents for one year. In addition, we will provide Mr. Smith with a tax gross-up payment with respect to excise taxes.

Joseph Champ. We are party to an employment agreement with Mr. Champ, dated March 19, 2001, as amended from time to time, pursuant to which Mr. Champ has agreed to serve as our Executive Vice President- Business Development and Chief Investment Officer for a term of three years, which term will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Champ’s initial annual base salary was $350,000. During the term of the agreement, Mr. Champ’s base salary is redetermined annually by our board of directors. Mr. Champ is eligible to receive incentive compensation as determined by our board of directors in an amount of up to one and one-half times his then current base salary.

Upon a termination of his employment due to Mr. Champ’s death or disability, we will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. Additionally, we will pay health insurance premiums for one year for Mr. Champ, his spouse and other dependents.

If Mr. Champ terminates his employment for “good reason” or we terminate his employment without “cause,” we will pay Mr. Champ all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. In addition, we will pay Mr. Champ a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or 24 months, whichever is longer, subject to certain setoffs. Additionally, we will pay health insurance premiums for one year for Mr. Champ, his spouse and other dependents.

If a “change in control,” as defined in Mr. Champ’s employment agreement, occurs and Mr. Champ’s employment is terminated by us without “cause” or by Mr. Champ for “good reason” within 18 months after such change in control, we will pay the severance amount discussed above in equal installments over a period of 24 months and all stock options and other stock-based awards, other than the restricted unit award granted to Mr. Champ on April 12, 2001 (which will vest in accordance with the terms of the applicable restricted unit award agreement), will immediately vest and become exercisable for a period of 360 days, during which period Mr. Champ or his estate may make a one-time election and require us to, among other things, purchase each of his 550,000 restricted units, which he received in January 2002, for $3.84 per unit in cash. We will also pay health insurance premiums for Mr. Champ, his spouse and other dependents for one year. In addition, we will provide Mr. Champ with a tax gross-up payment with respect to excise taxes. Also, upon a change in control, we will forgive the then remaining balance of the recourse promissory note discussed in the next paragraph.

In conjunction with the execution of Mr. Champ’s employment agreement, we loaned Mr. Champ $250,000 evidenced by a promissory note that is recourse to Mr. Champ, bears no interest and is payable on the earlier of March 19, 2006 or the date Mr. Champ’s employment with us is terminated by us with “cause” or by Mr. Champ for other than “good reason.” In addition, subject to Mr. Champ’s continued employment with us, we have agreed to forgive the principal amount of the recourse promissory note in equal annual installments over a five-year period.

Mark Solls. We are party to an employment agreement with Mr. Solls, dated September 17, 2002, as amended from time to time, pursuant to which Mr. Solls has agreed to serve as our Executive Vice President – General Counsel and Chief Legal Officer for a term of three years, which term will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Solls’ initial annual base salary was $350,000. During the term of the agreement, Mr. Solls’ base salary is redetermined annually by our board of directors. Mr. Solls is eligible to receive incentive compensation as determined by our board of directors in an amount of up to one and one-half times his then current base salary.

Upon a termination of his employment due to Mr. Solls’ death or disability, we will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. Additionally, we will pay health insurance premiums for one year for Mr. Solls, his spouse and other dependents.

If Mr. Solls terminates his employment for “good reason” or we terminate his employment without “cause,” we will pay Mr. Solls all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. In addition, we will pay Mr. Solls a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or 24 months, whichever is longer, subject to certain setoffs. Additionally, we will pay health insurance premiums for one year for Mr. Solls, his spouse and other dependents.

If a “change in control,” as defined in Mr. Solls’ employment agreement, occurs and Mr. Solls’ employment is terminated by us without “cause” or by Mr. Solls for “good reason” within 18 months after such change in control, we will pay the severance amount discussed above in equal installments over a period of 24 months. We will also pay health insurance premiums for Mr. Solls, his spouse and other dependents for one year. In addition, we will provide Mr. Solls with a tax gross-up payment with respect to excise taxes.

Compensation Committee Interlocks And Insider Participation

In 2003, the members of the compensation committee included Sherwood M. Weiser and Marc J. Rowan. Regulations of the Commission require the disclosure of any related party transaction with members of the compensation committee. During 2003, we received hotel management and service fees in the amount of approximately $156,814 from the Holiday Inn, Dayton Mall, in Dayton Ohio, a hotel in which Mr. Weiser holds an ownership interest. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds.

During 2003, we recognized hotel management, service and franchise fees in the aggregate amount of approximately $1,008,073 from hotels in which certain entities affiliated with the Apollo Investors hold an ownership interest. $332,403 of these fees related to the Wyndham Palm Springs, $266,174 related to the Wyndham St. Anthony, $295,398 related to The Harbor View Hotel – A Wyndham Luxury Resort and $114,098 related to Kelley House – A Wyndham Luxury Resort. In 2000, we entered into a time share agreement with Tempus Resorts International, Ltd., an entity affiliated with the Apollo Investors. The time share operates under the name Wyndham Vacation Club. During 2003, we recognized fees in the aggregate amount of $470,000. Pursuant to a securities purchase agreement, dated February 18, 1999, by and among us, the Apollo Investors and the other parties thereto, we must indemnify the Apollo Investors for any breach of the representations, warranties and covenants contained in the securities purchase agreement. As of the date of this Form 10-K/A, most of the representations, warranties and covenants contained in the securities purchase agreement have expired. Our remaining indemnification obligations are subject to certain threshold amounts that must be surpassed before a claim for indemnification can be made. To the extent we must indemnify the Apollo Investors, the conversion price of our series B preferred stock will be reduced pursuant to the terms of the certificate of designation for our series B preferred stock, subject to certain enumerated exceptions.

Director Compensation

Currently, we pay all of our directors who are not employed by us an annual retainer fee as follows:

•	our class A directors receive an annual retainer fee of $20,000;

•	our class B directors receive no annual retainer fee; and

•	our class C directors receive an annual retainer fee of $20,000.

In addition, except for our class B directors, each of our directors is paid $1,000 for attendance, whether in person or telephonic, at each meeting of our board of directors. Except for our class B directors, each of our directors is paid $1,000 for attendance, whether in person or telephonic, at each meeting of the Class A Nominating Committee of which such director is a member, $1,250 for each meeting of the Compensation Committee, and $3,500 for each meeting of the Audit Committee. The chairman of the Audit Committee receives an additional $10,000 annually. Both the annual retainer fee and meeting fees are payable in cash, with the exception of the annual retainer and meeting fees for Mr. Boxer which are paid 50% in cash and 50% in our class A common stock. In addition, we reimburse our directors for any out-of-pocket expenses incurred by them in connection with their service on our board of directors. In lieu of cash compensation, our class B directors are entitled to direct up to $100,000 of our charitable contributions per annum. We do not pay any director who is employed by us any fees for his or her service on our board of directors or any committee thereof.

We grant each of our newly elected non-employee directors a non-qualified stock option to purchase 22,500 shares of our class A common stock upon his or her initial election to our board of directors. In addition, we grant each newly appointed non-employee member of our class A director nominating committee an option to purchase 7,500 shares of our class A common stock upon his or her initial appointment to such committee; we grant each newly appointed non-employee member of our compensation committee an option to purchase 22,500 shares of our class A common stock upon his or her initial appointment to such committee; and we grant each newly appointed non-employee member of our audit committee an option to purchase 37,500 shares of our class A common stock upon his or her initial appointment to such committee. Each option has an exercise price equal to the closing price of our class A common stock on the date of grant as reported on the American Stock Exchange, has a term of 10 years and vests quarterly in equal installments over a three-year period, subject to the director’s continued service on our board of directors or applicable committee, as the case may be, until the date of vesting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	27,634,698	(1)	$5.75(2)	7,934,232	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	27,634,698	(1)	$5.75(2)	7,934,232	(3)

(1)	The 27,634,698 consists of 14,531,549 of stock options outstanding and 13,103,149 of restricted unit awards outstanding at December 31, 2003.

(2)	The figure set forth in column (b) reflects the weighted average exercise price for the 14,531,549 stock options outstanding under our equity compensation plans as of December 31, 2003. In addition to such stock options, 13,103,149 restricted unit awards were also outstanding under our equity compensation plans as of December 31, 2003. These restricted unit awards entitle the recipients to receive shares of our class A common stock upon the satisfaction of certain terms and conditions, including the satisfaction of certain vesting requirements. Since no exercise price is payable with respect to the restricted unit awards, such restricted unit awards were excluded from the calculation of the weighted average exercise price set forth in column (b).

(3)	The figure set forth in column (c) reflects the number of securities available for issuance under our equity compensation plans as of December 31, 2003. Under the Second Amendment and Restatement of our 1997 Incentive Plan, the number of shares available for grant is equal to 10% of the outstanding shares of our class A common stock on a fully diluted basis. For purposes of this plan, “fully diluted basis” means the assumed conversion of all outstanding shares of our series A and series B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P.

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise noted, the following table sets forth certain information as of April 26, 2004 as to the security ownership of those persons owning of record or known to us to be the beneficial owner of more than five percent of our class A common stock or our series B preferred stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. All share ownership amounts have been adjusted to give effect to a dividend on our series B preferred stock that was paid on March 31, 2004 in additional shares of our series B preferred stock due to our failure to pay cash dividends in such shares. So far as is known to us, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names unless otherwise indicated. In accordance with applicable rules of the Commission, shares issuable within 60 days of April 26, 2004 upon the exercise of options, conversion of convertible securities or vesting of restricted unit awards that are not outstanding are deemed to be outstanding for the purpose of computing the percentage ownership of the persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 26, 2004, each share of series B preferred stock was convertible into 11.6414 shares of class A common stock.

Beneficial Owner	Class A Common Stock			Series B Preferred Stock
	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Karim Alibhai	3,900,354	(1)	2.3%
Marc Beilinson	4,998	(2)	*
Leon D. Black	22,500	(3)	*
Leonard Boxer	308,172	(4)	*
Adela Cepeda	6,872	(5)	*
Joseph Champ	145,100		*
Milton Fine	3,139,939	(6)	1.9%
Paul Fribourg	67,500	(7)	*
Fred J. Kleisner	1,686,499	(8)	*
Thomas H. Lee	22,500	(9)	*	—	(10)	0
Alan M. Leventhal	22,500	(11)	*	—	(12)	0
William L. Mack	373,284	(13)	*
Lee S. Neibart	27,172	(14)	*
Marc J. Rowan	45,000	(15)	*
Rolf E. Ruhfus	2,893,771	(16)	1.7%
Lawrence Ruisi	0		0
Scott A. Schoen	45,000	(17)	*	—	(18)	0
Richard Smith	257,100	(19)	*
Mark Solls	0		0
Scott M. Sperling	22,500	(20)	*	—	(21)	0
Lynn Swann	147,500	(22)	*
Theodore Teng	545,274		*
Sherwood M. Weiser	404,350	(23)	*
All directors and executive officers as a group (27 persons)	14,998,986		8.8%
The PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association	9,438,902	(24)	5.6%
Investors	171,015,747		50.2%	14,690,307.688	(25)	100%
Apollo Investors	79,094,971		31.8%	6,794,283.385	(26)	46.3%
Beacon Investors	25,652,416		13.1%	2,203,550.763	(27)	15.0%
THL Investors	51,475,564		23.3%	4,421,767.501	(28)	30.1%
Chase Equity Associates, L.P.	4,275,394		2.5%	367,257.733	(29)	2.5%
CMS Investors	1,248,392		*	107,237.242	(30)	*
CKE Investors	171,006		*	14,689.430	(31)	*
PW Hotel I, LLC and PaineWebber Capital, Inc	4,275,394		2.5%	367,257.733	(32)	2.5%
Guayacan Investors	171,006		*	14,689.430	(33)	*
Strategic Real Estate Investors	4,275,394		2.5%	367,257.733	(34)	2.5%
The Bonnybrook Trust, The Franklin Trust and The Dartmouth Trust	376,212		*	32,316.738	(35)	*

*	Less than 1%.
(1)	Includes options to purchase 30,000 shares of our class A common stock granted to Mr. Alibhai which are currently exercisable or will be exercisable within 60 days of April 26, 2004. The number of shares beneficially held by Mr. Alibhai includes an aggregate 21,357 shares beneficially owned by Gencom Executive Plan, Inc. Mr. Alibhai disclaims beneficial ownership of these shares, except to the extent of his ownership interest in such corporation.
(2)	Includes options to purchase 4,998 shares of our class A common stock granted to Mr. Beilinson which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(3)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Black which are currently exercisable or will be exercisable within 60 days of April 26, 2004. This amount does not include shares held by family trusts over which Mr. Black does not serve as trustee or by other family members, which we will collectively refer to as the “Black family trusts,” or the persons as described in note 26 below. Mr. Black disclaims beneficial ownership of all securities held by the Black family trusts and the persons described in note 26 below.
(4)	Includes options to purchase 125,433 shares of our class A common stock granted to Mr. Boxer which are currently exercisable or will be exercisable within 60 days of April 26, 2004 and 116,555 deferred unit awards of our class A common stock.
(5)	Includes options to purchase 6,872 shares of our class A common stock granted to Ms. Cepeda which are currently exercisable or will be exercisable within 60 days of April 26, 2004.

(6)	Includes 1,164,604 shares beneficially owned by the Milton Fine 1997 Charitable Remainder Unitrust; 1,159,619 shares beneficially owned by the Milton Fine 1998 Charitable Remainder Unitrust; and 787,104 shares beneficially owned by the Milton Fine Grantor Annuity Trust. This amount also includes options to purchase 22,500 shares of our class A common stock granted to Mr. Fine which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(7)	Includes options to purchase 67,500 shares of our class A common stock granted to Mr. Fribourg which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(8)	Includes options to purchase 880,000 shares of our class A common stock granted to Mr. Kleisner which are exercisable or will be exercisable within 60 days of April 26, 2004.
(9)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Lee which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(10)	Does not include shares held by family trusts and shares held by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., Thomas H. Lee Charitable Investment Limited Partnership and AIF/THL PAH LLC, as described in note 28 below. Mr. Lee disclaims beneficial ownership of all such securities.
(11)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Leventhal which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(12)	Does not include shares held by the persons described in note 27 below. Mr. Leventhal disclaims beneficial ownership of all such securities.
(13)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Mack which are currently exercisable or will be exercisable within 60 days of April 26, 2004. This amount does not include shares held by family trusts over which Mr. Mack does not serve as trustee or by other family members, which we will collectively refer to as the “Mack family trusts,” or shares held by the persons described in note 26 below. Mr. Mack disclaims beneficial ownership of all securities held by the Mack family trusts and the persons described in note 26 below.
(14)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Neibart which are currently exercisable or will be exercisable within 60 days of April 26, 2004. This amount does not include shares held by the persons described in note 26 below. Mr. Neibart disclaims beneficial ownership of all securities held by the persons described in note 26 below.
(15)	Includes options to purchase 45,000 shares of our class A common stock granted to Mr. Rowan which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(16)	Includes 74,953 shares held by Hotel Growth Partners, L.P. and options to purchase 22,500 shares of our class A common stock granted to Mr. Ruhfus which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(17)	Includes options to purchase 45,000 shares of our class A common stock granted to Mr. Schoen which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(18)	Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 28 below.
(19)	Includes options to purchase 100,000 shares of our class A common stock granted to Mr. Smith which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(20)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Sperling which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(21)	Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 28 below.
(22)	Includes options to purchase 147,500 shares of our class A common stock granted to Mr. Swann which are currently exercisable or will be exercisable within 60 days of April 26, 2004.
(23)	Includes options to purchase 73,966 shares of our class A common stock granted to Mr. Weiser which are currently exercisable or will be exercisable within 60 days of April 26, 2004. The number of shares beneficially held by Mr. Weiser also includes 3,460 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW WLT, LLC and 6,443 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW GB, LLC and 17,161 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW SG, LLC.
(24)	Based on the Amendment No. 3 to Schedule 13G filed on February 10, 2004 by PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association. PNC Financial Services Group, Inc. and PNC Bank, National Association are located at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. PNC Bancorp, Inc. is located at 222 Delaware Avenue, Wilmington, Delaware 19801. According to the Amendment No. 3 to Schedule 13G, PNC Financial Services Group, Inc. is a holding company. PNC Bancorp, Inc. is a holding company and is a wholly-owned subsidiary of PNC Financial Service Group, Inc. PNC Bank, National Association is a bank and is a wholly-owned subsidiary of PNC Bancorp, Inc. According to the Amendment No. 3 to Schedule 13G, each of the foregoing entities has sole voting power with respect to 125,500 shares, has sole dispositive power with respect to 2,732,040 shares and shares dispositive power with respect to 6,607,462 shares.

(25)	On June 30, 1999, we issued shares of our series B preferred stock to a group of investors, which we will collectively refer to as the “Investors” for purposes of this Form 10-K/A. All of the Investors are parties to a stockholders’ agreement, dated as of June 29, 1999, pursuant to which each of (i) Apollo Management IV, L.P. and Apollo Real Estate IV, L.P., and (ii) THL Equity Advisors IV, LLC, whom we will refer to as the “Lead Stockholders” for purposes of this Form 10-K/A, have the right, for so long as the Investors are entitled to designate eight class B directors, to designate four directors to our board of directors. At such time as the Investors are entitled to designate fewer than eight class B directors, the right to designate will be allocated between the Lead Stockholders based on a formula. For so long as the stockholders’ agreement is in effect, each Investor has agreed to vote its shares of our class A common stock and our series B preferred stock in favor of the director nominees of the Lead Stockholders. Pursuant to the stockholders’ agreement, the Investors have also agreed to certain restrictions on the transfer of their shares of our series B preferred stock. By virtue of the stockholders’ agreement and the relationships among the Investors, the Investors may be deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the Exchange Act. As a member of a group, each reporting person may be deemed to share voting and dispositive power with respect to, and therefore beneficially own, the shares beneficially owned by the members of the group as a whole. Each person or entity who has filed a Schedule 13D with respect to the shares expressly disclaims beneficial ownership of shares held by any other Investors and of shares held individually by certain directors or executive officers of certain Investors.
(26)	Consists of the following entities, which we will collectively refer to as the “Apollo Investors” for purposes of this Form 10-K/A (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Apollo Investment Fund IV, L.P., 3,746,037.640 shares; Apollo Overseas Partners IV, L.P.; Apollo Advisors IV, L.P.; Apollo Management IV, L.P.; Apollo Real Estate Investment Fund IV, L.P., 1,873,018.090 shares; Apollo Real Estate Advisors IV, L.P.; and AIF/THL PAH LLC, 1,175,227.655 shares. Apollo Advisors IV, L.P. is the general partner of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Apollo Management IV, L.P. is the day-to-day manager of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Apollo Real Estate Advisors IV, L.P. is the general partner of Apollo Real Estate Investment Fund IV, L.P. and an affiliate of Apollo Management IV, L.P. Apollo Management IV, L.P. and THL Equity Advisors IV, LLC serve as the managers of AIF/THL PAH LLC. They share voting and dispositive power with respect to 31.25% of the securities held by AIF/THL PAH LLC and Apollo Management IV, L.P. has the sole right to direct the voting and disposition of the remaining securities held by AIF/THL PAH LLC. By virtue of the relationships among the foregoing persons, each may be deemed to share voting and dispositive power with respect to the shares directly beneficially owned by them. The address of each of the foregoing persons is c/o Apollo Advisors IV, L.P., Two Manhattanville Road, Purchase, New York 10577. Messrs. Black, Mack and Neibart are founding principals of Apollo Real Estate Advisors IV, L.P., and Mr. Black is also a founding principal of Apollo Advisors IV, L.P. Each of Messrs. Black, Mack and Neibart expressly disclaims beneficial ownership of the shares held by the foregoing persons. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(27)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Beacon Capital Partners, L.P.; BCP Voting Inc., as voting trustee for the Beacon Capital Partners Voting Trust, 2,203,550.763 shares; Beacon Capital Partners, Inc.; Beacon Lodging, Inc. Beacon Capital Partners, Inc. is the general partner of Beacon Capital Partners, L.P. BCP Voting, Inc. is a wholly-owned subsidiary of Beacon Capital Partners, Inc. Beacon Capital Partners, Inc. may be deemed the beneficial owner of the shares held by Beacon Capital Partners, L.P., BCP Voting, Inc. and Beacon Lodging, Inc. Each of Beacon Capital Partners, L.P., BCP Voting, Inc. and Beacon Lodging, Inc. has shared voting and shared dispositive power with respect to the shares directly owned by it, and Beacon Capital Partners, Inc. has shared voting and shared dispositive power with respect to the shares beneficially owned by it. Mr. Leventhal is Chairman of the Board and Chief Executive Officer of Beacon Capital Partners, Inc. and Messrs. Sperling and are directors of Beacon Capital Partners, Inc. and BCP Voting, Inc. The address of Beacon Capital Partners, L.P., BCP Voting, Inc., Beacon Capital Partners, Inc. and Beacon Lodging, Inc. is c/o Beacon Capital Partners Inc., 1 Federal Street, 26th Floor, Boston, Massachusetts 02110. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999, as amended by Amendment No. 1 thereto filed on December 17, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(28)

Consists of the following entities and persons (with the number of shares of our series B preferred stock directly beneficially owned by such entity or person being indicated): Thomas H. Lee Equity Fund IV, L.P., 3,747,294.248 shares; Thomas H. Lee Foreign Fund IV, L.P., 127,291.162 shares; Thomas H. Lee Foreign Fund IV-B, L.P., 363,737.744 shares; THL Equity Advisors IV, LLC; Thomas H. Lee Charitable Investment Limited Partnership, 24,350.952 shares; Thomas H. Lee; and the following parties who are employed by or affiliated with employees of Thomas H. Lee Company: State Street Bank & Trust Company as Trustee of the 1997 Thomas H. Lee Nominee Trust, 56,856.930 shares; David V. Harkins, 13,099.161 shares; The 1995 Harkins Gift Trust, 1,467.477 shares; Scott A. Schoen, 10,923.909 shares; C. Hunter Boll, 10,923.909 shares; Sperling Family Limited Partnership, 10,923.909 shares; Anthony J. DiNovi, 10,923.909 shares; Thomas M. Hagerty, 10,923.909 shares; Warren C. Smith, Jr., 10,331.709 shares; Smith Family Limited Partnership, 592.188 shares; Seth W. Lawry, 4,551.263 shares; Kent R. Weldon, 3,040.429 shares; Terrence M. Mullen, 2,422.230 shares; Todd M. Abbrecht, 2,422.230 shares; Charles A. Brizius, 1,821.366 shares; Scott Jaeckel, 686.075 shares; Soren Oberg, 686.075 shares; Thomas R. Shepherd, 1,279.709 shares; Joseph J. Incandela, 639.851 shares; Wendy L. Masler, 293.199 shares; Andrew D. Flaster, 293.199 shares; Robert Schiff Lee 1988 Irrevocable Trust, 1,100.613 shares; Stephen Zachary Lee, 1,100.613 shares; Charles W. Robins as Custodian for Jesse Lee, 733.739 shares; Charles W. Robins, 293.199 shares; James Westra, 293.199 shares; Adam A. Abramson, 183.427 shares; Joanne M. Ramos, 102.542 shares; and Wm. Matthew Kelley, 183.427 shares. The address of each of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Charitable Investment Limited Partnership and Thomas H. Lee is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. Information with respect to AIF/THL PAH LLC is set forth in note 26 above. THL Equity Advisors IV, LLC is the general partner of Thomas H Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV–B, L.P. Thomas H. Lee is the general partner of Thomas H. Lee Charitable Investment Limited Partnership and the managing member of THL Equity Advisors IV, LLC. Each of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., Thomas H. Lee Charitable Investment Limited Partnership and the other persons set forth above has shared voting and shared dispositive power with respect to the shares held directly by such entity or person. In addition, Mr. David V. Harkins may be deemed to share voting and dispositive power over the shares held by the Harkins Gift Trust. The filing of the Schedule 13D is not an admission that Mr. Harkins is the beneficial owner of such shares. Mr. Warren C. Smith, Jr. may be deemed to share voting and dispositive power over the shares held by the Smith Family Limited Partnership. The filing of the Schedule 13D is not an admission that Mr. Smith is the beneficial owner of such shares. AIF/THL PAH LLC has shared voting and shared dispositive power with respect to the shares it directly owns. THL Equity Advisors IV, LLC may be deemed to share voting and dispositive power with respect to the shares owned directly by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV–B, L.P., and to share voting and dispositive power with respect to 1,175,227.655 of the shares directly owned by AIF/THL PAH LLC. The filing of the Schedule 13D is not an admission that THL Equity Advisors IV, LLC is the beneficial owner of any such shares. Mr. Thomas H. Lee may be deemed to share voting and dispositive power with respect to the shares beneficially owned by THL Equity Advisors IV, LLC and Thomas H. Lee Charitable Investment Limited Partnership. The filing of the Schedule 13D is not an admission that Mr. Lee is the beneficial owner of any such shares. Each of the foregoing persons expressly disclaims beneficial ownership of shares held by any other Investors or of shares held individually by certain directors or executive officers of certain of the Investors. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).

(29)	Based on Schedule 13D filed by Chase Equity Associates, L.P. on July 13, 1999, as amended by Amendment No. 1 thereto filed on February 14, 2000 (with share amount adjusted to reflect subsequent stock dividends). The address of Chase Equity Associates, L.P. is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.
(30)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity indicated): CMS Co-Investment Subpartnership, 103,712.946 shares; CMS Diversified Partners, L.P., 3,524.296 shares; CMS Co-Investment Partners, L.P.; CMS Co-Investment Partners I-Q, L.P.; CMS Co-Investment Associates, L.P.; CMS 1997 Investment Partners, L.P.; CMS/DP Associates, L.P.; MSPS Co-Investment, Inc.; CMS 1997, Inc.; MSPS/DP, Inc.; and CMS 1995, Inc. CMS Co-Investment Subpartnership is a general partnership whose partners are CMS Co-Investment Partners, L.P. and CMS Co–Investment Partners I-Q, L.P. CMS Associates, L.P. and CMS 1997 Investment Partners, L.P. serve as the general partners of CMS Co-Investment Partners, L.P. and CMS Co-Investment Partners I-Q, L.P. The sole general partner of CMS Co–Investment Associates, L.P. is MSPS Co-Investment, Inc. and the sole general partner of CMS 1997 Investment Partners, L.P. is CMS 1997, Inc. The address of each of the foregoing persons is c/o CMS Affiliated Partnerships, Two Bala Plaza, 333 City Line Avenue, Suite 300, Bala Cynwyd, Pennsylvania 19004. CMS Co-Investment Subpartnership has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Co-Investment Subpartnership, CMS Co-Investment, L.P., CMS Co–Investment I-Q, L.P., CMS Co–Investment Associates, L.P. and CMS 1997 Investment Partners, L.P. may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Diversified Partners, L.P. CMS Diversified Partners, L.P. has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Diversified Partners, L.P., CMS/DP Associates, L.P. and CMS 1997 Investment Partners, L.P. may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Co-Investment Subpartnership. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(31)

Consists of the following entities and persons (with the number of shares of our series B preferred stock directly beneficially owned by such entity or person indicated): CKE Associates LLC, 14,689.430 shares; The Ovitz Family Limited Partnership; The Michael and Judy Ovitz Revocable Trust; and Michael S. Ovitz. The Ovitz Family Limited Partnership is the managing member of CKE Associates LLC and The Michael and Judy Ovitz Revocable Trust is the general partner of The Ovitz Family Limited Partnership. Mr. Ovitz and his wife, Judy L. Ovitz, serve as the trustees of The Michael and Judy Ovitz Revocable Trust. CKE Associates LLC has shared voting and dispositive power with respect to the shares directly owned by it and each of The Ovitz Family Limited Partnership, The Michael and Judy Ovitz Revocable Trust and Mr. Ovitz may be deemed to share voting and dispositive power with respect to such shares. The address of each of the foregoing persons is c/o Dreyer, Edmonds & Associates, 335 South Grand Avenue, Suite

4150, Los Angeles, California 90071. The foregoing is based on the Schedule 13D filed by the foregoing persons on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(32)	Based on the Schedule 13D filed on July 12, 1999 by PW Hotel I, LLC and PaineWebber Capital, Inc. (with share amounts adjusted to reflect subsequent stock dividends), each of whose address is 1285 Avenue of the Americas, New York, New York 10019. PW Hotel I, LLC has direct beneficial ownership of 367,257.733 shares of our series B preferred stock. PaineWebber Capital, Inc. is the managing member of PW Hotel I, LLC. PaineWebber Capital, Inc. and PW Hotel I, LLC share voting and dispositive power with respect to such shares.
(33)	Consists of the following entities and persons (with the number of shares of our series B preferred stock directly owned by such entity or person being indicated): Guayacan Private Equity Fund Limited Partnership, 14,689.430 shares; Advent-Morro Equity Partners, Inc.; Venture Management, Inc.; and Cyril L. Meduna. The general partner of Guayacan Private Equity Fund Limited Partnership is Advent–Morro Equity Partners, Inc., which is controlled by Venture Management, Inc., which in turn is wholly-owned by Mr. Meduna. By virtue of the relationship among these parties, each may be deemed to share beneficial ownership of the shares owned by Guayacan Private Equity Fund Limited. The address of each of the foregoing persons is c/o Advent-Morro Partners, Banco Popular Building, Suite 903, 206 Calle of PNC Bancorp, Inc. Tetuan, San Juan, Puerto Rico 00902. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(34)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Strategic Real Estate Investments I, L.L.C., 367,257.733 shares; Lend Lease Real Estate Investments, Inc.; and Rosen Consulting Group, Inc. The address of Strategic Real Estate Investments, I, L.L.C. and Rosen Consulting Group, Inc. is 1995 University Avenue, Suite 550, Berkeley, California 94704, and the address of Lend Lease Real Estate Investments, Inc. is 3424 Peachtree Road, Suite 800, Atlanta, Georgia 30326. Strategic Real Estate Investments I, L.L.C. has shared voting and dispositive power with respect to the shares directly owned by it. Each of the foregoing persons expressly disclaims beneficial ownership of any shares not held directly by it. The foregoing share amount does not include 1,096,799 shares of our class A common stock that are managed by Lend Lease Rosen Real Estate Securities, Inc. for its clients. Mr. Kenneth T. Rosen, a Manager of Strategic Real Estate Investments I, L.L.C., is also Chief Executive Officer of Lend Lease Rosen Real Estate Securities, Inc. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(35)	Based on the Schedule 13D filed on July 14, 1999 by The Bonnybrook Trust, The Franklin Trust and The Dartmouth Trust (with share amounts adjusted to reflect subsequent stock dividends). The Bonnybrook Trust is the direct beneficial owner of 10,282.598 shares of our series B preferred stock; The Franklin Trust is the direct beneficial owner of 7,344.710 shares of our series B preferred stock; and The Dartmouth Trust is the direct beneficial owner of 14,689.430 shares of our series B preferred stock. The address of each of the foregoing persons is c/o The Beacon Companies, 2 Oliver Street, Boston, Massachusetts 02110. Alan M. Leventhal, one of our directors, is a trustee of each of the foregoing persons.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Crow Family Members

From January 1 through May 27, 2003, we recognized as revenue hotel management and service fees in the aggregate amount of approximately $652,453 from the partnerships owning the hotels listed below. Various descendants of Mr. and Mrs. Trammell Crow and various corporations, partnerships, trusts and other entities beneficially owned or controlled by such descendants hold an ownership interest in each of these hotels. We will refer to these descendants as the “Crow family members” in this Form 10-K/A. We received these payments as reimbursements for certain administrative, tax, legal, accounting, finance, risk management, sales and marketing services that we provided to these hotels. The Crow family members’ beneficial ownership level decreased to below 5% of the outstanding shares of our class A common stock on May 27, 2003, and remains below 5% of the outstanding shares of our class A common stock.

Hotel Partnership	Hotel	January 1 – May 27, 2003 Aggregate Management and Service Fees
Amgreen-Heritage Hotel Partnership, Ltd.	Wyndham Garden Hotel-Orange County	$182,500
Waterfront-Hotel Associates, S.E.	Wyndham Old San Juan	$469,953

Prior to 1996, certain of our former senior executive officers incurred indebtedness to Wyndham Finance Limited Partnership, or WFLP, a partnership owned by the Crow family members. In 1996, we acquired these loans and the related promissory notes, executed by the former senior executive officers, from WFLP. Such promissory notes, which are payable to us, accrue interest at 6% per annum and are secured by the pledge of shares of our class A common stock held by the note obligor. As part of these former senior executive officers’ amended employment agreements and separation agreements, the maturity dates of these notes were extended to dates ranging from July 31, 2004 through April 19, 2006. As of May 27, 2003, these promissory notes had an aggregate outstanding balance of approximately $18,100,000 including accrued interest.

As of May 27, 2003, Wynright Insurance, an entity owned by the Crow family members, owed us approximately $1,358,000.

In August 2000, we amended our management agreement for the Wyndham Anatole Hotel, which is owned by a limited partnership owned by the Crow family members. This amendment, among other things, extended the termination date of the management agreement to August 31, 2020. In consideration for this amendment, we paid $67,000,000 to the hotel owner and agreed to make certain other loans, investments and financial accommodations for the benefit of the hotel owner and the hotel. These other loans, investments and financial accommodations included:

•	extending the maturity date of a $10,000,000 loan that we made to the hotel owner in 1997 from May 9, 2004 to the date that is 180 days after the management agreement expires or is terminated, which loan was made in connection with the renovation of the Trinity Hall exhibit hall located at the hotel;

•	our investment of $4,000,000 in the hotel to convert a portion of the Verandah Club health club located at the hotel to a Golden Door City Spa;

•	an additional $10,000,000 loan to the hotel owner for expansion of a ballroom and upgrades of meeting and exhibit space; and

•	our providing a $21,000,000 letter of credit as partial security for the hotel’s primary mortgage indebtedness and a preferred financial return to the hotel owner.

In July 2001, in connection with a financing obtained by the hotel owner, the management agreement was further amended and restated to provide for the assignment and assumption of the owners’ loan and investment obligations by certain direct and indirect affiliates of the hotel owner. Effective as of May 14, 2002, we further modified these other loans, investments and financial accommodations to provide that the $4,000,000 investment, which was originally targeted for the conversion of a portion of the Verandah Club health club to a Golden Door City Spa, will now be used for the renovation of guest rooms in the hotel. When the $4,000,000 investment was originally made, its repayment was limited to the hotel’s health club and spa income, if any, in excess of specific target performance amounts. Any amounts not paid to us by August 31, 2020 or the date of any earlier termination of the management agreement were to be canceled. As a result of the 2002 modifications, the $4,000,000 investment will not earn a return and will only be recouped through the profits available, if any. The new $10,000,000 loan, which we made pursuant to the August 2000 amendment to the management agreement, remains outstanding and bears interest at 12% per annum. That loan must be repaid on the earlier of August 31, 2020 or the date on which the management agreement is terminated.

Pursuant to a promissory note, we previously loaned $1,920,090 to WHC-LG Hotel Partners, LP, an entity owned by the Crow family members. The loan bears interest at 9.00% and matures in December 2005. As of May 27, 2003, principal and accrued interest in the amount of approximately $1,990,000 remained outstanding on the loan.

We previously advanced $473,450 to San Juan Associates, LP SE, an entity owned primarily by the Crow family members. The advance bears interest at 14.50% and is payable as the related hotel’s cash flows permit. As of May 27, 2003, principal and accrued interest in the amount of $473,450 remained outstanding on the advance. On December 31, 1998, we also advanced an additional $2,095,987 to San Juan Associates, LP SE. Our management agreement with San Juan Associates, LP SE terminated in February, 2004 effective upon the sale of the Wyndham Old San Juan Hotel and Casino by San Juan Associates, LP SE. In connection with the termination, we received a payment of $500,000 in respect of the outstanding advances. The balance of such outstanding advances was cancelled as payment thereof was conditioned on the hotel sales proceeds exceeding a minimum threshold, which was not met.

Transactions with Certain Wyndham Directors

During 2003, the Company received hotel management, franchise and service fees in the aggregate amount of approximately $3,163,650 from the owners of hotels in which Karim Alibhai, Rolf Ruhfus, Sherwood Weiser or Milton Fine holds an ownership interest. The Company expects to continue to receive hotel management and services fees from the hotels listed under Messrs. Ruhfus, Weiser and Fine in the future.

Karim Alibhai	2003 Aggregate Management, Franchise and Service Fees
Holiday Inn Astrodome, Houston	$18,192
Radisson Astrodome Conference Center, Houston	$48,277
Wyndham Montreal	$1,313,969

Rolf Ruhfus	2003 Aggregate Management, Franchise and Service Fees
Summerfield Suites-Bridgewater	$215,589
Summerfield Suites-Burlington	$156,632
Summerfield Suites-Charlotte	$85,924
Summerfield Suites-Gaithersburg	$160,934
Summerfield Suites-Pleasanton	$157,515
Summerfield Suites-Scottsdale	$160,197
Summerfield Suites-Plymouth	$141,777

Sherwood Weiser	2003 Aggregate Management, Franchise and Service Fees
Holiday Inn Dayton Mall, Ohio	$156,814

Milton Fine	2003 Aggregate Management, Franchise and Service Fees
Wyndham Reach Resort-Key West, FL	$298,143
Wyndham—Pittsburgh Airport	$249,687

Norman Brownstein, one of our directors until February 25, 2004, serves as chairman of Brownstein Hyatt & Farber P.C., a law firm that has advised us on certain matters related to litigation and real property transactions. During 2003, we paid Brownstein Hyatt & Farber, P.C. approximately $139,000 in legal fees.

In connection with the merger of Interstate Hotels Company, or IHC, and Patriot American Hospitality, Inc., or Patriot, Mr. Fine, IHC, Patriot and certain other parties entered into a shareholders agreement, dated December 2, 1997. Pursuant to the terms of the shareholders agreement, Patriot must indemnify Mr. Fine for certain tax liabilities until December 2, 2007 or Mr. Fine’s death, whichever occurs first. The amounts to be paid, if any, cannot be estimated at this time.

In connection with the sale on August 16, 1996 of certain property to us from an entity affiliated with Mr. Alibhai, we granted the entity affiliated with Mr. Alibhai a profit participation interest. If we sell, exchange or enter into a similar transaction with respect to the property and receive the minimum return set forth in the governing agreement, the entity affiliated with Mr. Alibhai will be entitled to receive 25% of the proceeds in excess of the minimum return. The amounts to be paid, if any, cannot be estimated at this time.

In September 2003, we entered into a consulting agreement, which has a term of two years, with Lynn Swann. Pursuant to the terms of the consulting agreement, Mr. Swann agreed to, among other things, make a certain number of personal appearances on our behalf as well as make himself available for a certain number of advertisements in order to promote us. In return for his services, we must pay Mr. Swann $250,000 per year. In addition, on September 1, 2003, we granted Mr. Swann 100,000 restricted shares of its class A common stock. The restricted shares vest in two equal installments on the first and second anniversaries of the date of grant.

Loans to Certain Wyndham Executive Officers

In 1999, in connection with his employment agreement, we loaned Mr. Kleisner, our Chairman and Chief Executive Officer, $500,000 pursuant to a recourse note for use in purchasing a residence in Dallas, Texas. The note bears no interest. In 2001, in connection with his employment agreement, we also loaned Mr. Kleisner $665,000 pursuant to a nonrecourse note. The note bears interest at a rate equal to the rate on our senior credit facility. As of December 31, 2003, principal and accrued interest in the amount of approximately $1,262,000 remained outstanding on these loans.

In 2000, in connection with his employment agreement, we loaned Mr. Teng, our President and Chief Operating Officer, $1,000,000 pursuant to a recourse note. The note bears interest at a rate equal to the rate on our senior credit facility. Pursuant to the terms of his employment agreement, subject to Mr. Teng’s continuing employment, we agreed to forgive the principal amount of the note and all accrued but unpaid interest on such forgiven principal amount in equal monthly installments over a three-year period. The note was fully amortized as of December 31, 2003.

In 2001, in connection with his employment agreement, we loaned Mr. Champ, our Executive Vice President–Business Development and Chief Investment Officer, $250,000 pursuant to a recourse note. The note bears no interest. Pursuant to the terms of his employment agreement, subject to Mr. Champ’s continuing employment, we agreed to forgive the principal amount of the note in equal annual installments over a five-year period. In addition, in 2001 we also loaned Mr. Champ $450,000 pursuant to a nonrecourse note. The note bears interest at a rate equal to the rate on our senior credit facility. As of December 31, 2003, principal and accrued interest in the amount of approximately $600,000 remained outstanding on these loans.

Apollo Investors

During 2003, we recognized hotel management, franchise and service fees in the aggregate amount of approximately $1,008,073 from hotels listed below in which certain entities affiliated with the Apollo Investors hold an ownership interest. We expect to recognize hotel management, service and franchise fees in the future from these hotels.

2003 Aggregate Management, Franchise and Service Fees
Wyndham Palm Springs	$ 332,403
Wyndham St. Anthony	$ 266,174
The Harbor View Hotel-A Wyndham Luxury Resort	$ 295,398
Kelley House-A Wyndham Luxury Resort	$ 114,098

In 2000, we entered into a time share agreement with Tempus Resorts International, Ltd., an entity affiliated with the Apollo Investors. The time share operates under the name Wyndham Vacation Club. During 2003, we recognized fees in the aggregate amount of $470,000. We expect to recognize fees from this time share agreement in the future.

Series B Preferred Stock Investors

Pursuant to a securities purchase agreement, dated February 18, 1999, by and among us, the Investors and the other parties thereto, we must indemnify the Investors for any breach of the representations, warranties and covenants contained in the securities purchase agreement. As of the date of this Form 10-K/A, most of the representations, warranties and covenants contained in the securities purchase agreement have expired. Our remaining indemnification obligations are subject to certain threshold amounts that must be surpassed before a claim for indemnification can be made. To the extent we must indemnify the Investors, the conversion price of our series B preferred stock will be reduced pursuant to the terms of the certificate of designation for our series B preferred stock, subject to certain enumerated exceptions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In addition to performing the audit of the Company’s consolidated financial statements, PricewaterhouseCoopers LLP provided various other services for the Company during the last two years.

Audit Fees. PricewaterhouseCoopers LLP’s fees for its audit of our financial statements and its review of our quarterly financial statements were $1,690,276 for the year ended December 31, 2003 and $1,609,785 for the year ended December 31, 2002.

Audit-Related Fees. PricewaterhouseCoopers LLP’s fees for certain assurance and related services that were reasonably related to the performance of its audit and its reviews of our financial statements were $232,946 for the year ended December 31, 2003 and $633,615 for the year ended December 31, 2002. Such audit-related fees arose primarily from debt and regulatory audits of our individual entities.

Tax Fees. PricewaterhouseCoopers LLP’s fees for tax compliance, tax advice, tax planning and audit assistance were $418,631 for the year ended December 31, 2003 and $323,699 for the year ended December 31, 2002. The nature of the services comprising tax fees disclosed under this category include the compliance for subsidiaries formed in the United Kingdom, tax advice regarding potential transactions and advice related to Inland Revenue reviews of certain tax returns.

All Other Fees. PricewaterhouseCoopers LLP’s fees for professional fees related to insurance reimbursement for the events of the September 11, 2001 terrorist attacks were $49,754 for the year ended December 31, 2003 and $181,130 for December 31, 2002.

One hundred percent of all audit, audit-related, tax and other services performed by PricewaterhouseCoopers LLP in 2003 were pre-approved by the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions. The audit committee has also determined that certain audit-related, tax and other services can be provided by the Company’s independent auditors without impairing the independence of the auditors and has adopted an Audit Committee Pre-Approval Policy to provide procedures for the pre-approval of such services by the committee. The policy provides, among other things, for the audit committee’s general pre-approval annually of audit services and certain audit-related, tax compliance and other services by the Company’s independent auditors, and all anticipated fees for such services outside the scope of the annual general pre-approval. The policy also requires that the audit committee specifically pre-approve any engagement of the independent auditors for which the anticipated fee is expected to exceed certain pre-established thresholds. The policy allows the audit committee to delegate to one or more of its members pre-approval authority.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) List of Exhibits filed with this Form 10-K/A

EXHIBIT INDEX

Exhibit Number	Description Of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM INTERNATIONAL, INC.

By:	/s/ FRED J. KLEISNER
Fred J. Kleisner Chairman of the Board and Chief Executive Officer

Dated: April 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities in which signed	Date

/s/ FRED J. KLEISNER Fred J. Kleisner	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 29, 2004

/s/ RICHARD A. SMITH Richard A. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 29, 2004

/s/ KARIM ALIBHAI* Karim Alibhai	Director	April 29, 2004

/s/ MARC A. BEILINSON* Marc A. Beilinson	Director	April 29, 2004

/s/ LEONARD BOXER* Leonard Boxer	Director	April 29, 2004

/s/ LEON D. BLACK* Leon D. Black	Director	April 29, 2004

/s/ ADELA CEPEDA* Adela Cepeda	Director	April 29, 2004

/s/ MILTON FINE* Milton Fine	Director	April 29, 2004

/s/ PAUL FRIBOURG* Paul Fribourg	Director	April 29, 2004

/s/ THOMAS H. LEE* Thomas H. Lee	Director	April 29, 2004

S-1

/s/ ALAN M. LEVENTHAL* Alan M. Leventhal	Director	April 29, 2004

/s/ WILLIAM MACK* William Mack	Director	April 29, 2004

/s/ LEE S. NEIBART* Lee S. Neibart	Director	April 29, 2004

/s/ MARC J. ROWAN* Marc J. Rowan	Director	April 29, 2004

/s/ ROLF E. RUHFUS* Rolf E. Ruhfus	Director	April 29, 2004

/s/ LAWRENCE J. RUISI Lawrence J. Ruisi	Director	April 29, 2004

/s/ SCOTT A. SCHOEN* Scott A. Schoen	Director	April 29, 2004

/s/ SCOTT M. SPERLING* Scott M. Sperling	Director	April 29, 2004

/s/ LYNN C. SWANN* Lynn C. Swann	Director	April 29, 2004

/s/ SHERWOOD M. WEISER* Sherwood M. Weiser	Director	April 29, 2004

*By Fred J. Kleisner, Attorney-in-Fact

S-2

EXHIBIT INDEX

Exhibit Number	Description Of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.