Form 10-Q
period 2004-03-31
WYNDHAM INTERNATIONAL INC
filed 2004-05-07
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on May 5, 2004, was 168,288,968.

WYNDHAM INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$97,734	$62,441
Restricted cash	115,415	130,457
Accounts receivable, net of allowance for doubtful accounts of $5,059 in 2004 and $4,489 in 2003	112,741	71,077
Inventories	13,444	13,680
Prepaid expenses and other assets	12,707	10,564
Assets held for sale, net of accumulated depreciation of $49,168 in 2004 and $119,868 in 2003	71,929	238,330

Total current assets	423,970	526,549

Investment in real estate and related improvements, net of accumulated depreciation of $963,008 in 2004 and $901,779 in 2003	3,163,118	2,938,808
Investment in unconsolidated subsidiaries	48,679	48,252
Notes and other receivables	24,104	43,320
Management contract costs, net of accumulated amortization $7,683 in 2004 and $20,204 in 2003	5,412	79,014
Leasehold costs, net of accumulated amortization of $35 in 2004 and $32 in 2003	188	572
Trade names, net of accumulated amortization of $38,753 in 2004 and $37,123 in 2003	85,113	86,743
Deferred acquisition costs	3,845	4,459
Deferred expenses, net of accumulated amortization of $83,149 in 2004 and $73,758 in 2003	40,790	49,267
Other assets	6,074	6,143

Total assets	$3,801,293	$3,783,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$17,696	$28,609
Accrued payroll costs	46,496	45,866
Dividends payable	80,406	73,100
Accrued insurance and property taxes	44,385	40,559
Other accrued expenses	74,470	61,875
Advance deposits	32,939	33,006
Borrowings associated with assets held for sale	21,647	118,133
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	293,875	292,661

Total current liabilities	611,914	693,809

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	2,395,886	2,271,165
Derivative financial instruments	47,403	56,760
Deferred income taxes	44,052	39,999
Deferred income	9,866	10,051
Minority interest in the Operating Partnerships	20,565	21,289
Minority interest in other consolidated subsidiaries	57,157	39,981
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 14,758,164 in 2004 and 14,423,151 in 2003	148	144
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 168,288,968 in 2004 and 168,238,102 in 2003	1,683	1,682
Additional paid in capital	4,199,814	4,166,227
Receivables from shareholders and affiliates	(18,121)	(18,121)
Accumulated other comprehensive income	(7,884)	(8,918)
Accumulated deficit	(3,561,190)	(3,490,941)

Total shareholders’ equity	614,450	650,073

Total liabilities and shareholders’ equity	$3,801,293	$3,783,127

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Room revenues	$206,260	$184,979
Food and beverage revenues	118,421	97,405
Other hotel revenues	48,116	48,343

Total hotel revenues	372,797	330,727
Management fee and service fee income	4,717	4,420
Interest and other income	516	1,256

Total revenues	378,030	336,403

Expenses:
Room expenses	49,591	44,644
Food and beverage expenses	77,345	66,451
Other hotel expenses	142,962	128,053

Total hotel expenses	269,898	239,148
General and administrative	14,575	18,220
Interest expense	56,020	45,216
Loss on sale of assets	—	4,937
Loss on derivative financial instruments	4,336	11,668
Impairment loss on assets	—	4,093
Depreciation and amortization	46,469	49,264

Total expenses	391,298	372,546

Operating loss from continuing operations	(13,268)	(36,143)
Equity in earnings (losses) of unconsolidated subsidiaries	791	(574)

Loss from continuing operations before income taxes and minority interests	(12,477)	(36,717)
Income tax (provision) benefit	(4,009)	16,307

Loss from continuing operations before minority interests	(16,486)	(20,410)
Minority interest in consolidated subsidiaries	(7,608)	(56)

Loss from continuing operations	(24,094)	(20,466)
Discontinued operations:
Loss from operations of discontinued hotels	(1,061)	(12,344)
Impairment loss	(1,963)	(28,277)
HPT leasehold termination	—	(104,291)
Loss on sale of assets	(1,018)	—

Loss from discontinued operations before income taxes	(4,042)	(144,912)
Income tax benefit from discontinued operations	(1,299)	57,965

Loss from discontinued operations	(5,341)	(86,947)

Net loss	$(29,435)	$(107,413)

Net loss attributable to common shareholders:
Net loss	$(29,435)	$(107,413)
Preferred stock dividends	(40,814)	(37,799)

Net loss attributable to common shareholders	$(70,249)	$(145,212)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.39)	$(0.35)
Loss from discontinued operations, net of taxes	(0.03)	(0.52)

Net loss per common share	$(0.42)	$(0.87)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(29,435)	$(107,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,222	63,028
Amortization of unearned stock compensation	774	551
Amortization of deferred loan costs	7,837	6,516
Net loss on sale of assets	1,018	4,937
(Gain) loss on derivative financial instruments	(8,032)	257
Impairment loss on assets	1,963	136,662
Write-off of deferred acquisition costs	1,050	2
Provision for bad debt expense	172	4,512
Equity in (earnings) loss of unconsolidated subsidiaries	(791)	574
Minority interest in consolidated subsidiaries	7,608	274
Deferred income taxes	3,542	(77,144)
Changes in assets and liabilities:
Accounts receivable and other assets	(20,604)	(4,398)
Inventory	911	693
Deferred income	(152)	516
Accounts payable and other accrued expenses	(1,351)	(2,108)

Net cash provided by operating activities	12,732	27,459

Cash flows from investing activities:
Improvements and additions to hotel properties	(10,729)	(7,527)
Proceeds from sale of assets	154,322	22,366
Changes in restricted cash accounts	26,419	(2,389)
Collection on other notes receivable	540	132
Advances on other notes receivable	(33)	(9)
Deferred acquisition costs	(404)	(488)
Distributions from unconsolidated subsidiaries	—	400
Other	(8)	6

Net cash provided by investing activities	170,107	12,491

Cash flows from financing activities:
Borrowings under credit facility and mortgage notes	10,000	35,000
Repayments of borrowings under credit facility and mortgage notes	(151,590)	(33,011)
Payment of deferred loan costs	(70)	(2,297)
Distributions made to minority interest in other consolidated subsidiaries	(6,172)	(221)
Other	9	—

Net cash used in financing activities	(147,823)	(529)

Effect of exchange rate changes on cash	277	212
Net increase in cash and cash equivalents	35,293	39,633
Cash and cash equivalents at beginning of period	62,441	37,239

Cash and cash equivalents at end of period	$97,734	$76,872

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owners/operators. As of March 31, 2004, Wyndham owned interests in 82 hotels with over 24,800 guestrooms and leased 9 hotels from third parties with over 1,400 guestrooms. In addition, Wyndham managed 26 hotels for third party owners with over 7,400 guestrooms, franchised 53 hotels with over 11,000 guestrooms and has a strategic alliance with a third party for 7 hotels with over 2,300 guestrooms.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

2.    Summary of Significant Accounting Policies:

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships—The condition for control is the ownership of a majority voting interest and the ownership of the general partnership interest. Also, in January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company adopted FIN 46 as of January 1, 2004.

Corporations and Limited Liability Companies—The condition for control is the ownership of a majority voting interest. Also, FASB issued FIN 46 which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company adopted FIN 46 as of January 1, 2004.

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

(unadited)

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

The Company maintains a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $500 per occurrence for general liability and $250 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of March 31, 2004, the Company’s balance sheet included an estimated liability with respect to this self-insurance program of $28,892.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During the three months ended March 31, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of the Company’s variable-rate debt. As of March 31, 2004, the Company did not have any derivatives designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes. The Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unadited)

outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because the Company uses the derivative instruments to reduce its exposure to increases in variable interest rates, thus effectively fixing a portion of its variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

The Company is a defendant in lawsuits that arise out of, and are incidental to, the conduct of its business. Management uses judgment, with the aid of legal counsel, to record accruals for losses that the Company considers to be probable and that can be reasonably estimated, as a result of any pending actions against the Company.

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to continue to do so. At March 31, 2004, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for the Company’s stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net loss attributable to common shareholders, as reported	$(70,249)	$(145,212)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(263)

Pro forma net loss attributable to common shareholders	(70,359)	(145,475)

Earnings per share:
Basic and diluted loss per common share—as reported	$(0.42)	$(0.87)
Basic and diluted—pro forma loss per common share	$(0.42)	$(0.87)

Intangibles

The Company’s intangible assets are as follows:

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Management contract costs	$13,095	$(7,683)
Leasehold costs	223	(35)
Trade name costs	123,866	(38,753)

Total	$137,184	$(46,471)

Unamortized intangible assets
Goodwill	$391

The aggregate amortization expense for the three months ended March 31, 2004 was $1,938.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The estimated amortization expense for the next five years is as follows:

Remainder of 2004	$5,813
2005	$7,647
2006	$7,639
2007	$7,006
2008	$6,937

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

Recent Pronouncements—In January 2003, the FASB issued FIN 46. The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. The Company did not establish any variable interest entities after January 31, 2003. The Company adopted FIN 46 as of January 1, 2004. The Company believes that its interest in one management contract (Wyndham Anatole) is a VIE where the Company is the primary beneficiary, which requires consolidation under FIN 46 as of January 1, 2004. In the unlikely event that the Company terminated the management contract and all of the underlying assets related to this contract had no value, the Company estimates that its maximum exposure to loss would be approximately $91,644, representing the net carrying value of the Company’s initial investments in the management contract and the two previously issued notes receivable. However, the Company expects to recover the recorded amount of the investment in the Wyndham Anatole. See note 3 below for the condensed financial information of the Wyndham Anatole as of March 31, 2004.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if the Company liquidates the consolidated subsidiaries in which there exists a minority interest, the Company would be required to pay approximately $13,897 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $1,690.

Reclassification—Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or accumulated deficits.

2.    Disposition of Assets

During the three months ended March 31, 2004, the Company sold its investments in eleven hotels in separate transactions. The Company received net cash proceeds of approximately $57,890, after the repayment of mortgage debt of $96,432. The Company recorded a net loss of $1,018 as a result of these asset sales. Also, $47,028 of the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

Also, on April 1, 2004, leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22,000, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

3.    Investment in Wyndham Anatole

The Company adopted FIN 46 as of January 1, 2004. Pursuant to the adoption of FIN 46, the Company evaluated its joint ventures, management and franchise contracts to determine whether any agreements qualify as a VIE and whether, as such, they meet the criteria of a primary beneficiary. Wyndham identified the Wyndham Anatole management contract as a VIE and Wyndham was identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in Wyndham’s consolidated financial statements. The Wyndham Anatole management contract has the following provisions:

•	Wyndham will secure a letter of credit in the amount of $21 million which can be drawn by the owner if net operating income (“NOI”) generated by the hotel is insufficient to pay the primary debt service and first portion of the owner’s priority return. This letter of credit will be renewed annually, but if there are any amounts drawn against the letter of credit, only the remaining balance will be renewed.

•	NOI will be distributed as follows:

•	First, to the payment of debt service on the hotel’s first mortgage;

•	Second, to pay a preferred return to the owner (the amounts due under the debt service and owner return shall not exceed $28 million);

•	Third, to the payment of current and accrued interest on the Wyndham loans;

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

•	Fourth, to pay Wyndham a base management fee in an amount equal to 2% of gross revenues;

•	Fifth, to pay any owner accrued amount (as defined in the management agreement);

•	Sixth, to pay Wyndham an incentive management fee equal to 40% of NOI; and,

•	Seventh, any remaining NOI shall be distributed 50% to the owner and 50% to Wyndham.

•	If the hotel is sold during the 11th to 20th year of the contract, the sales proceeds (after the payment of closing costs and expenses) will be distributed as follows:

•	First, $330 million would be paid to the hotel’s lender to satisfy the repayment of mortgage debt and as a priority return to the owner;

•	Second, to the payment of accrued and unpaid interest on, and the principal of, the Wyndham loans;

•	Third, to the payment of any unpaid owner accrued amount;

•	Fourth, to the payment to Wyndham of the unamortized portion of 50% of $67 million (the amount paid to the owner at the inception of the agreement); and,

•	Fifth, 50% to the owner and 50% to Wyndham.

The Wyndham Anatole management contract met the FIN 46 criteria for consolidation into Wyndham’s financial statements due to the requirement that Wyndham reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to Wyndham being exposed to the majority of the risks of loss. As of March 31, 2004, no amounts have been drawn against this letter of credit. However, the Company estimates that during 2004 the shortfall could range from $6 to $10 million. Even though Wyndham’s risk of loss is limited solely to the $21 million, the Company’s projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss.

The Company consolidated the Wyndham Anatole as of and for the three months ended March 31, 2004. This consolidation results in an increase of $316.6 million in consolidated Wyndham assets. Wyndham’s balance sheet also reflects the Wyndham Anatole mortgage debt of $170.3 million even though Wyndham is not a party to nor guarantor of this debt. The Wyndham net income does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Condensed financial information of the Wyndham Anatole:

Condensed Balance Sheet

March 31, 2004
ASSETS

Cash and cash equivalents	$1,815
Restricted cash	6,913
Accounts receivable, net of allowance for doubtful accounts of $665 in 2004	37,939
Investment in real estate and related improvements, net of accumulated depreciation of $22,072 in 2004	268,469
Other assets	1,489

Total assets	$316,625

LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$2,285
Accrued payroll costs	2,597
Other liabilities	4,672
Advance deposits	763
Intercompany items	94,435
Mortgage debt	170,303
Minority interest	41,570
Wyndham equity	—

Total liabilities and shareholders’ equity	$316,625

Condensed Statement of Operations:

Three Months Ended March 31, 2004
Revenues:
Room revenues	$13,419
Food and beverage revenues	17,225
Other hotel revenues	1,679

Total revenues	32,323

Expenses:
Room expenses	3,079
Food and beverage expenses	8,756
Other hotel expenses	8,303

Total hotel expenses	20,138
Interest expense	3,195
Depreciation and amortization	2,223

Total expenses	25,556

Income before intercompany items and minority interest	6,767
Intercompany items	729
Minority interest	(7,496)

Net income attributable to Wyndham equity	$—

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

4.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of March 31, 2004 and December 31, 2003 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	March 31, 2004	December 31, 2003	Amortization		Interest Rate	Maturity
Revolving credit facility I	$4,081	$4,081	None		LIBOR + 3.75%	June 30, 2004(1)
Revolving credit facility II	—	—	None		LIBOR + 3.75%	June 30, 2004
Revolving credit facility III	—	—	None		LIBOR + 4.75%	April 1, 2006(1)
Revolving credit facility IV	154,377	160,051	None		LIBOR + 5.75%	April 1, 2006(1)
Term loans I	1,025,621	1,051,369		(2)	LIBOR + 5.75%(3)	June 30, 2006
Term loans II	334,726	343,284		(4)	LIBOR + 5.75%	April 1, 2006(1)
Increasing rate loans	15,165	15,165	None		LIBOR + 4.75%	June 30, 2004(1)
Lehman Brothers Holdings Inc. II	174,604	175,184		(5)	LIBOR + 1.8%	August 10, 2004
Lehman Brothers Holdings Inc. III	39,199	39,339		(6)	8.0%(6)	September 10, 2004
Lehman Brothers Holdings Inc. IV	393,186	397,353		(7)	7.48%(7)	July 8, 2005
Lehman Brothers Holdings Inc. (Condado)	93,971	94,369		(8)	LIBOR + 4.25%(8)	November 9, 2005
Metropolitan Life Insurance	—	93,492		(9)	8.08%	October 1, 2007
Other mortgage notes payable(10)	268,263	269,885	Various		(11)	(11)
Unsecured financing	1,509	1,509	None		10.5%	May 15, 2006
Capital lease obligations	36,403	36,878
Cigna Insurance (Wyndham Anatole)	170,303	—		(12)	7.48%	August 1, 2011

	$2,711,408	$2,681,959
Less current portion:
Mortgage debt-assets held for sale	(21,647)	(118,133)
Current portion of borrowings(13)	(293,875)	(292,661)

Long term debt	$2,395,886	$2,271,165

(1)	The Company entered into amendments and restatements of its senior credit facilities. The consenting lenders’ maturity dates for the revolving credit facility and the term loans II were extended to April 1, 2006. The maturity dates for the non-consenting lenders’ debt of approximately $19,000 remains June 30, 2004. Pursuant to the terms of the amended credit facilities, the Company has retained an amount sufficient to satisfy such $19,000 in debt on or before the June 30, 2004 maturity date.

(2)	A principal payment of $5,000 is to be paid each six months until the final payment of principal which is due on June 30, 2006.

(3)	1% of the interest rate spread is paid-in-kind and is payable at maturity.

(4)	A principal payment of 0.5% of the outstanding principal balance is to be paid each six months until the final payment of the principal which is due on April 1, 2006.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

(5)	The loan is collateralized by four hotel properties with a net book value of $212,286 as of March 31, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods.

(6)	The loan is collateralized by three hotel properties with a net book value of $103,948 as of March 31, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for two additional twelve month periods. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.

(7)	The loan is collateralized by seventeen hotel properties with a net book value of $549,252 as of March 31, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. The current spread is 4.98% and LIBOR is less than 2.5%, which results in a current interest rate of 7.48%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.

(8)	The loan is collateralized by one hotel with a net book value of $95,655 as of March 31, 2004. The interest rate has a 2% LIBOR floor. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods.

(9)	The hotels were sold on January 30, 2004, and the debt was assumed in full by the purchaser.

(10)	The loans are collateralized by eight hotel properties and a parcel of land with a net book value of $558,418 as of March 31, 2004.

(11)	Interest rates range from fixed rates of 9.08% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 3.75%. The mortgages have a weighted average interest rate as of March 31, 2004 of 4.57%. Maturity dates range from 2004 through 2023.

(12)	The loan is collateralized by the Anatole hotel with a net book value of $268,469 as of March 31, 2004. The Company is not party to nor guarantor of this loan. (See note 3 of the Condensed Consolidated Financial Statements).

(13)	Subsequent to March 31, 2004, senior credit facilities were paid down by $7,141 due to asset sales.

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at March 31, 2004 are as follows:

Year	Amount
Remainder of 2004	$275,265	(1)
2005	682,748	(2)
2006	1,510,699
2007	8,174
2008	8,192
2009 and thereafter	226,330	(3)

	$2,711,408

(1)	The Company can elect to extend $213,803 for two additional twelve month periods, and an additional $19,000 of debt has been provided for in a restricted cash account which will be used to pay this debt on or before June 30, 2004. In addition in April 2004, the Company extended the last mortgage maturing in 2004. Remaining amounts due in 2004 are normal principal amortization.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

(2)	The Company can elect to extend $487,157 for three additional twelve month periods and $43,313 for one additional twelve month period.

(3)	The Wyndham Anatole debt of $170.3 million is included, however, the Company is not a party to nor guarantor of this debt (see note 3 of the condensed consolidated financial statements).

On April 30, 2004, the Company extended an $18 million mortgage secured by one hotel, after paydown of $6.4 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

5.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At March 31, 2004, the estimated fair value of the interest rate hedges represented a liability of $47,403.

The following table represents the derivatives in place as of March 31, 2004:

	Notional Amount	Maturity Date	Swap Rate	Cap Rate	Floor Rate	Trigger Level	Fair Value
Type of Hedge:
Interest Rate Cap (4)	$174,604	08/10/2005	n/a	7.25%	n/a	n/a	$8
Interest Rate Cap (5)	18,990	07/03/2004	n/a	6.50%	n/a	n/a	—
Interest Rate Cap (5)	27,680	07/03/2004	n/a	7.10%	n/a	n/a	—
Interest Rate Cap (5)	42,760	07/03/2004	n/a	8.10%	n/a	n/a	—
Interest Rate Cap (5)	42,760	07/03/2004	n/a	9.70%	n/a	n/a	—
Interest Rate Cap (4)	25,450	08/02/2004	n/a	8.50%	n/a	n/a	—
Structured Collar (5)	180,000	11/04/2004	n/a	6.60%(1)	5.65%(2)	n/a	(6,106)
Interest Rate Cap (4)	1,425	07/01/2005	n/a	9.75%	n/a	n/a	—
Interest Rate Cap (4)	106,000	07/01/2005	n/a	9.75%	n/a	n/a	—
Interest Rate Cap (4)	272,437	07/09/2005	n/a	3.50%-4.25%(3)	n/a	n/a	54
Interest Rate Cap (4)	148,602	07/09/2005	n/a	3.50%-4.25%(3)	n/a	n/a	30
Interest Rate Cap (5)	20,000	09/10/2004	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (5)	13,000	09/10/2004	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (5)	7,000	09/10/2004	n/a	7.00%	n/a	n/a	—

	$1,080,708						$(6,014)

Interest Rate Swap (5)	$27,693	09/30/2005	4.62%	n/a	n/a	n/a	$48
Interest Rate Swap (5)	27,231	12/31/2005	7.00%	n/a	n/a	5.61%	(68)
Interest Rate Swap (5)	14,091	04/01/2005	3.92%-4.73%	6.50%	n/a	5.50%	(522)
Interest Rate Swap (5)	43,312	08/01/2005	4.36%-5.25%	7.85%	n/a	5.75%	(2,317)
Interest Rate Swap (5)	150,000	03/06/2005	6.10%-6.75%	n/a	n/a	7.00%-8.50%	(8,255)
Interest Rate Swap (5)	550,000	03/07/2005	6.10%-6.75%	n/a	n/a	7.00%-8.50%	(30,275)

	$812,327						$(41,389)

Total Caps and Swaps	$1,893,035						$(47,403)

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

For the three months ended March 31, 2004, the Company recorded a gain of $9,516 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a charge of $149 (net of taxes of $99) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended March 31, 2004, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $12,368 in settlement payments for the ineffective hedges during the three months ended March 31, 2004.

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

6.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended March 31,
	2004	2003
Net loss	$(29,435)	$(107,413)
Change in unrealized gain (loss) on securities held for sale	25	(183)
Change in unrealized foreign translation gain (loss)	267	(27)
Change in unrealized gain on derivative instruments	742	2,519

Total comprehensive income	$(28,401)	$(105,104)

7.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended March 31,
	2004(1)	2003(1)
Loss from continuing operations	$(24,094)	$(20,466)
Loss from discontinued operations	(5,341)	(86,947)
Preferred stock dividends	(40,814)	(37,799)

Net loss attributable to common shareholders	$(70,249)	$(145,212)

Weighted average number of shares outstanding	168,255	168,004

Loss per common share:
Loss from continuing operations	$(0.39)	$(0.35)
Loss from discontinued operations	(0.03)	(0.52)

Net loss per common share	$(0.42)	$(0.87)

(1)	For the three months ended March 31, 2004, the dilutive effect of unvested stock grants of 13,095, options to purchase 14,401 shares of common stock at prices ranging from $0.20 to $30.40 and 171,806 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2003, the dilutive effect of unvested stock grants of 13,427, options to purchase 14,268 shares of common stock at prices ranging from $0.24 to $30.40 and 156,874 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

8.    Commitments and Contingencies:

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

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. The Company has entered

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and court approval. Pursuant to the memorandum of understanding, the Company shall pay $2,500 in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2,500 on or before the second anniversary of the final Court approval. As of March 31, 2004, the Company has an adequate reserve to cover the cost of the settlement.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit which was granted in part and two of the individual defendants have been dismissed. The Company intends to vigorously defend this lawsuit. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its interpretation of the applicable penalty statute. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty which could be imposed is $10,000. The Attorney General will likely appeal this finding.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10,000. The Company has answered this complaint, but no formal discovery has been taken yet and the court has not yet certified a class. The Company anticipates vigorously defending this lawsuit. Because class certification has not yet been sought or approved, it is not possible to predict the ultimate exposure to us.

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that the Company violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege the Company breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The parties conducted an early mediation of this matter and have agreed to the terms of a settlement, which has been approved by the court. The settlement would require the Company to pay $2,500 to the plaintiffs. As of March 31, 2004, the Company has adequate reserves to cover the amount. The Company anticipates concluding the settlement process before the end of the third calendar quarter of 2004.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, §152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although the Company intends to

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

vigorously defend against these complaints, the Company has nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose information regarding complaints made to it, it remains unclear exactly who the complainants are, how many complainants are involved, and what the complaints allege. As such, it is impossible at this time to determine the exposure Wyndham could face in these matters.

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

9.    Dividends

The Company does not anticipate paying a dividend to the common shareholders and is prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on the class A common stock. Also, the Company is prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying the cash portion of any dividends on the preferred stock. However, the holders of the preferred stock are entitled to receive on a quarterly basis a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. In addition, according to the terms of the series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends shall accrue at a rate per annum equal to 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until such time as all cash dividends in arrears have been paid in full. Such additional dividends shall be cumulative and payable in additional shares of preferred stock.

During the three months ended March 31, 2004, the Company issued stock dividends of approximately 262,958 shares of series A and series B preferred stock with a value of $26,296. The Company deferred payment of the cash portion of the dividends of approximately $7,306. In addition, the Company issued an additional stock dividend of 72,115 shares of series A and series B preferred stock with a value of $7,212 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2004.

As of March 31, 2004, the deferred payments of the cash portion of the preferred stock dividend totaling approximately $80,406 have been accrued.

10.    Segment Reporting:

The Company classifies its business into proprietary owned brands and non-proprietary brand hotel divisions, under which it manages the business. Wyndham is the brand umbrella under which all of its proprietary products are marketed.

Description of reportable segments

The Company’s three reportable segments are: Wyndham branded properties, non-proprietary branded hotel properties and other.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

•	The Wyndham branded properties are: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites® by Wyndham. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries and laundry and room service. Summerfield Suites® by Wyndham offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

•	Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Marriott®, Radisson® and Hyatt® .

•	Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Three months ended March 31, 2004	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$337,907	$34,890	$5,233	$378,030
Operating income (loss)	96,906	5,993	(116,167)	(13,268)

Three months ended March 31, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$295,939	$34,788	$5,676	$336,403
Operating income (loss)	85,302	6,277	(127,722)	(36,143)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The following table represents revenue information by geographic area for the three months ended March 31, 2004 and 2003, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended March 31, 2004
	United States	International	Total
Revenues	$369,685	$8,345	$378,030

	Three Months ended March 31, 2003
	United States	International	Total
Revenues	$328,656	$7,747	$336,403

11.    Supplemental Cash Flow Disclosure:

During the three months ended March 31, 2004, the Company issued a stock dividend of 262,958 shares of series A and series B preferred stock with a value of $26,296. The Company deferred payment of the cash portion of the dividend of approximately $7,306. In addition, the Company issued an additional stock dividend of 72,115 shares of series A and series B preferred stock with a value of $7,212 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2004.

During the three months ended March 31, 2004, the Company recorded a reduction to the accrual of $9,357 as a result of the change in the fair value of the ineffective derivatives with the offset recognized as a net gain of $9,516 and an increase to other comprehensive income of $149 (net of taxes of $99) for the change in the fair value of the effective derivatives. Also, in the first quarter of 2003, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

12.    Subsequent Events:

On April 1, 2004, leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22,000, which represented the leases’ remaining book value, were considered impaired and written-off as of December 31, 2003.

On April 30, 2004, the Company extended an $18 million mortgage secured by one hotel, after paydown of $6.4 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, and the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” in our 2003 Annual Report on Form 10-K, as amended, as well as the following:

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

Results of operations:

General

As of March 31, 2004, we had 91 owned and leased hotels with approximately 26,200 guestrooms as compared to 147 owned and leased hotels with approximately 37,200 guestrooms at March 31, 2003. This decrease was a result of hotels sold and leases terminated during that twelve month period. As of March 31, 2004, we managed 26 hotels and franchised 53 hotels as compared to 26 managed hotels and 31 franchised hotels at March 31, 2003. The increase in franchised hotels was primarily the result of the transfer of 12 leased hotels to franchises and the sale of a portfolio of eight hotels that were subsequently franchised with Wyndham. In addition, we have a strategic alliance with a third party for 7 hotels with over 2,300 guestrooms.

We continue to sell our non-strategic assets to reduce debt. At March 31, 2004, we had approximately $71.9 million of assets classified as held for sale. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

On April 30, 2004, we extended an $18 million mortgage secured by one hotel, after paydown of $6.4 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

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

During 2004, we have scheduled principal payments and debt maturities of approximately $275.3 million. Of that amount, we can elect to extend $213.8 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account which will be used to pay this debt on or before June 30, 2004. In addition in April 2004, we extended the last mortgage maturing in 2004. Remaining amounts due in 2004 are normal principal amortization.

We adopted FIN 46 as of January 1, 2004. Pursuant to the adoption of FIN 46, we evaluated our joint ventures, management and franchise contracts to determine whether any agreements qualify as a VIE and whether, as such, meet the criteria of a primary beneficiary. We identified the Wyndham Anatole management contract as a VIE and we were identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract met the FIN46 criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to us being exposed to the majority of the risks of loss. As of March 31, 2004, no amounts have been drawn against this letter of credit. However, we estimate that during 2004 the shortfall could range from $6 to $10 million. Even though our risk of loss is limited solely to the $21 million, our projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss. The consolidation results in an increase of $316.6 million in our consolidated assets. Our balance sheet also reflects the Wyndham Anatole mortgage debt of $170.3 million even though we are not a party to nor guarantor of this debt. Our net income does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

Results of Operations: Three months ended March 31, 2004 compared with the three months ended March 31, 2003

Our room revenues were $206.3 million and $185 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our room revenues during the three months ended March 31, 2004 was $13.4 million, which in accordance with FIN 46 we consolidated in 2004. Excluding the Wyndham Anatole, our room revenues increased by approximately $7.9 million. Occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, increased by 3.6%, 0.4% and 4%, respectively, for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in occupancy, ADR and RevPAR can be attributed to an increasing demand in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Our food and beverage revenues were $118.4 million and $97.4 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage revenues during the three months ended March 31, 2004 was approximately $17.2 million. Excluding the Wyndham Anatole, our food and beverage revenues increased by approximately $3.8 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increase is primarily attributable to increased occupancy, stronger outlet results and an increasing group and catering business.

Our other hotel revenues were $48.1 million and $48.3 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our other revenues during the three months ended March 31, 2004 was approximately $1.7 million. Excluding the Wyndham Anatole, our other revenues decreased approximately $1.9 million for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease is primarily attributable to the decline in communication revenues, a change in our customer mix which produced less ancillary revenue, decreases in other minor operating revenues and reduced group cancellation revenues throughout our owned and leased hotel portfolio.

Our room expenses were $49.6 million and $44.6 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our room expenses during the three months ended March 31, 2004 was approximately $3.1 million. Excluding the Wyndham Anatole, our room expenses increased approximately $1.9 million for the three months ended March 31, 2004 as compared to the same period in 2003. The overall increase in our room expenses is attributable to increases in labor costs associated with the 3.6% increase in occupancy.

Our food and beverage expenses were $77.3 million and $66.4 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage expenses during the three months ended March 31, 2004, was approximately $8.8 million. Excluding the Wyndham Anatole, our food and beverage expenses increased approximately $2.1 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increase consists of increases in food and beverage product costs, operating supplies and labor costs.

Our other hotel expenses were $143 million and $128.1 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of other expenses during the three months ended March 31, 2004 was approximately $8.3 million. Excluding the Wyndham Anatole, our other expenses increased approximately $6.6 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increase is attributable to higher maintenance and utility costs and increases in other minor operating expenses.

Our management fee and service fee income was $4.7 million and $4.4 million for the three months ended March 31, 2004 and 2003, respectively. The increase in our management fee and service fee income is a result of higher hotel revenue upon which the fees are based.

Our interest and other income was $516,000 and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is mainly attributable to the reductions of our note receivables subsequent to March 31, 2003.

Our general and administrative expenses were $14.6 million and $18.2 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily a result of reductions in receivable write-offs of $4.1 million. This reduction was offset by increases in the incentive bonus accrual of $526,000.

Our interest expense was $56 million and $45.2 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of the interest expense during the three months ended March 31, 2004 was approximately $3.2 million. Excluding the Wyndham Anatole, our interest expense increased approximately $7.6 million for the three months ended March 31, 2004 as compared to the same period in 2003.

While our total debt has decreased, interest rates on certain debt has increased due to recent amendments and refinancings. At March 31, 2004 and 2003, we had approximately $2.7 billion (includes $170.3 million in Wyndham Anatole debt) and $2.8 billion of debt, respectively. The one-month LIBOR rate was 1.09% and 1.30% as of March 31, 2004 and 2003, respectively, but our weighted average interest rate for the three months ended March 31, 2004 was 6.13% as compared to 5.80% for the three months ended March 31, 2003.

Our depreciation and amortization expense was $46.5 million and $49.3 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the three months ended March 31, 2004, was approximately $2.2 million. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $5 million for the three months ended March 31, 2004 as compared to the same period in 2003. This decrease is primarily attributable to certain assets becoming fully depreciated subsequent to the three months ended March 31, 2003.

The income tax provision was $4 million for the three months ended March 31, 2004 as compared to an income tax benefit of $16.3 million for the three months ended March 31, 2003. The decrease in the tax benefit is due to the recording of a valuation allowance against our net operating loss generated in the three months ended March 31, 2004 as compared to same period in 2003. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interest in consolidated subsidiaries was $7.6 million and $56,000 for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the increase in minority interest is the consolidation of the Wyndham Anatole during the three months ended March 31, 2004.

For the three months ended March 31, 2004, we recorded a gain of $9.5 million as compared to a gain of $1.7 million for the three months ended March 31, 2003 for the change in the fair value of the ineffective interest rate hedge contracts. In addition, reductions of $149,000 (net of taxes of $99,000) and $1.4 million (net of taxes of $915,000) were recorded against other comprehensive income for the three months ended March 31, 2004 and 2003, respectively, for the change in the fair value of the effective derivatives. Also, during the three months ended March 31, 2004 and 2003, we paid $12.4 million and $11.4 million, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $890,000 (net of taxes of $594,000) and $1.2 million (net of taxes of $764,000) for the three months ended March 31, 2004 and 2003, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Impairment loss was $4.1 million for the three months ended March 31, 2003. The impairment loss reflects the write-down of assets held for sale during the three months ended March 31, 2003.

Loss from discontinued operations was $4 million and $144.9 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in loss is attributable to the decrease in the loss from operations of discontinued hotels of $11.3 million; the decrease in impairment charges of $26.3 million; and the write-off of the remaining book value of the terminated HPT leases of $104.3 million in 2003.

Our resulting net loss for the three months ended March 31, 2004 was $29.4 million compared to a net loss of $107.4 million for the three months ended March 31, 2003.

Results of reporting segments:

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties (2) non-proprietary branded hotel properties and (3) other.

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately

89.4% and 88% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. Total revenue for this segment was $338 million compared to $296 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our total revenues during the three months ended March 31, 2004 was $32.3 million. Operating income for this segment was $97 million compared to $85.3 million for the three months ended March 31, 2004 and 2003, respectively. The Wyndham Anatole portion of the operating income during the three months ended March 31, 2004, is approximately $6.8 million. Excluding the Wyndham Anatole, our revenue increased approximately $9.7 million and operating income increased approximately $4.9 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 4.9%, 0.1% and 5%, respectively as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Radisson®, and Hyatt®, represented approximately 9.2% and 10.3% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. Total revenue for this segment was $34.9 million compared to $34.8 million for the three months ended March 31, 2004 and 2003, respectively. Operating income for this segment was $6 million and $6.3 million for the three months ended Months 31, 2004 and 2003, respectively. Revenue and operating income remained relatively flat quarter over quarter.

During 2002, we identified 50 non-proprietary branded hotels as non-strategic assets that we intend to sell. We have sold 28 of these assets and 22 assets remain to be sold. However, these remaining 22 non-strategic assets will be held until such time as the sales price meets or exceeds management’s assessment of each asset’s fair value. The 22 assets represented approximately 13% and 15% of our revenues for the three months ended March 31, 2004 and 2003, respectively. In response to third party offers, we have also identified a limited number of Wyndham-branded assets that we would consider selling under limited circumstances and upon specific conditions. The Wyndham-branded assets include properties where we would retain a franchise or management agreement, properties that reside in markets where we have multiple Wyndham-branded assets and would maintain favorable market penetration after the sale, and properties that are inconsistent with the maintenance and development of the Wyndham brand.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $5.2 million and $5.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in this segment’s revenue was primarily the result of reductions in note receivables subsequent to March 31, 2003. Operating losses for this segment were $116.2 million and $127.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease was primarily due to the following: reductions in receivable write-offs of $4.1 million, reductions in impairment on assets held for sale of $4.1 million, reductions in losses on the sale of assets of $4.9 million, reductions in losses on derivative instruments of $7.3 million, and reductions in depreciation and amortization of $2.8 million. The reductions were offset by increases in the incentive bonus accrual of $526,000 and increases in interest expense of $10.8 million.

Recent Events

During the three months ended March 31, 2004, we sold our investments in eleven hotels in separate transactions. We received net cash proceeds of approximately $57.9 million, after the repayment of mortgage debt of $96.4 million. We recorded a net loss of $1 million as a result of these asset sales. Also, $47 million of the net cash proceeds was used by us to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

On April 1, 2004, leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22,000, which represented the leases’ remaining book value, were considered impaired and written-off as of December 31, 2003.

On April 30, 2004, we extended an $18 million mortgage secured by one hotel, after paydown of $6.4 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

On February 25, 2004, Norman Brownstein resigned his position as a class C director due to time constraints. On April 9, 2004, Lawrence J. Ruisi was appointed a class C director to fill the vacancy created by Mr. Brownstein’s resignation.

Statistical Information

During the three months ended March 31, 2004, our portfolio of 91 owned and leased hotels experienced an increase in occupancy, ADR and REVPAR as compared to the three months ended March 31, 2003. The following table sets forth certain statistical information for the 91 owned and leased hotels for 2004 and 2003 as if the hotels were owned or leased for the entire periods presented.

	Three months ended March 31,
	Occupancy		ADR		REVPAR
	2004	2003	2004	2003	2004	2003
Wyndham Hotels & Resorts	74.3%	70.6%	$130.94	$131.30	$97.31	$92.72
Wyndham Luxury Resorts	76.2	73.8	291.03	287.15	221.79	211.82
Wyndham Garden Hotels	65.9	73.3	92.08	86.70	60.65	63.54
Summerfield Suites by Wyndham	84.0	80.3	93.63	91.04	78.63	73.09
Non-Proprietary Branded Hotels	57.4	57.9	91.71	91.91	52.62	53.21

Weighted average	70.3%	67.9%	$121.36	$120.92	$85.33	$82.08

Liquidity And Capital Resources

Our cash and cash equivalents as of March 31, 2004 were $97.7 million, inclusive of $1.8 million in Wyndham Anatole cash; and our restricted cash was $115.4 million, inclusive of $6.9 million in Wyndham Anatole restricted cash. Our cash and cash equivalents as of March 31, 2003 were $76.8 million, and our restricted cash was $146.2 million. Restricted cash is comprised of furniture, fixture and equipment reserves, tax and insurance escrows, derivative collateral, deferred maintenance reserves and ground rent reserves.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $12.7 million and $27.5 million for the three months ended March 31, 2004 and 2003, respectively. Operational cash flows were negatively impacted by an $11.1 million increase in Wyndham Anatole receivables.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $170.1 million for the three months ended March 31, 2004, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels. Cash flows used in financing activities of $147.8 for the three months ended March 31, 2004 were primarily related to principal repayments made on our debt.

Cash flows provided by our investing activities were $12.5 million for the three months ended March 31, 2003, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels and changes in our restricted cash reserves during the period. Cash flows used in financing activities of $529,000 for the three months ended March 31, 2003 were primarily related to principal payments made on our debt offset by borrowings under the current facility.

Credit Facilities

As of March 31, 2004, we had approximately $158.5 million outstanding under our revolving credit facility, $1.03 billion outstanding on term loans I, $334.7 million outstanding on term loans II and $15.2 million outstanding under increasing rate loans. Additionally, we had outstanding letters of credit totaling $77.5 million.

Also, as of March 31, 2004, we had $1.14 billion of mortgage debt outstanding that encumbered 34 hotels and capital leases and other debt of $38 million, resulting in total indebtedness of approximately $2.71 billion. Included in the total indebtedness is approximately $21.6 million of debt associated with assets held for sale and $170.3 million in mortgage debt associated with the Wyndham Anatole of which we are not a party to nor guarantor of this loan (see note 3 of the Condensed Consolidated Financial Statements). As of March 31, 2004, we had approximately $188.5 million in liquidity. Our liquidity is defined as revolver availability plus cash in our overnight accounts.

On April 30, 2004, we extended an $18 million mortgage secured by one hotel, after paydown of $6.4 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

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

As of March 31, 2004, under the terms of the applicable credit facility, loan agreement, and lease agreement, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total	Remainder of 2004		2005		2006	2007	2008	2009 and thereafter
	(in thousands)
Debt(A)	$2,675,006	$273,966	(1)	$681,002	(2)	$1,509,067	$6,691	$7,281	$196,999	(3)
Capital leases obligations	36,402	1,299		1,746		1,632	1,483	911	29,331
Office leases(B)	6,926	1,596		1,906		1,850	1,418	125	31
Hotel and ground leases(B)	191,417	11,399		14,975		14,975	15,535	15,426	119,107

Total	$2,909,751	$288,260		$699,629		$1,527,524	$25,127	$23,743	$345,468

(1)	We can elect to extend $213.8 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account which will be used to repay this debt on or before June 30, 2004. In addition in April 2004, we extended the last mortgage maturing in 2004. Remaining amounts due in 2004 are normal principal amortization.

(2)	We can elect to extend $487.2 million for three additional twelve month periods and $43.3 million for one additional twelve month period. Of the remaining 2005 maturities, we are seeking to extend or refinance these debt maturities; however, there can be no assurance that we will be able to do so.

(3)	The Wyndham Anatole debt of $170.3 million is included, however, we are not a party to nor guarantor of this debt (see note 3 of the condensed consolidated financial statements).

(A)	Subsequent to March 31, 2004, senior credit facilities were paid down by $7.1 million due to asset sales.

(B)	Office, hotel and ground leases are operating leases and are included in operating expenses.

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of March 31, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $80.4 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of March 31, 2004, we have issued additional stock dividends of 709,767 shares of series A and series B preferred stock with a value of $71 million.

Renovations and Capital Improvements

During the first three months of 2004, we invested approximately $10.7 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2004, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $500,000 per occurrence for general liability and $250,000 per occurrence for automobile liability and workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2003, our balance sheet included an estimated liability with respect to this self-insurance program of $28.9 million.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the three months ended March 31, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of March 31, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to record accruals for losses that we consider to be probable and that can be reasonably estimated as a result of any pending actions against us.

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. We did not establish any variable interest entities after January 31, 2003. We adopted FIN 46 during the first quarter ended March 31, 2004. We believe that our interest in one management contract (Wyndham Anatole) is a VIE where we are the primary beneficiary, which requires consolidation under FIN 46 as of January 1, 2004. In the unlikely event that we terminate the management contract and all of the underlying assets related to this contract had no value, we estimate that the maximum exposure to loss would approximate $91.6 million, primarily representing the net carrying value of our investment in the Wyndham Anatole at March 31, 2004. However, we expect to recover the recorded amount of our investment in the Wyndham Anatole. See note 3 on page 10 for the condensed financial information of the Wyndham Anatole as of March 31, 2004.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. For calendar-year-end companies, SFAS 150 will become effective at the beginning of their third quarters. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $14.9 million in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $1.7 million.

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at March 31, 2004. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at March 31, 2004.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2004.

	Remainder of 2004(3)	2005	2006	2007	2008	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$5,224	$20,579	$8,819	$7,639	$7,587	$214,215 (4)	$264,063	$281,219
Average Interest Rate	8.35%	8.82%	6.87%	8.27%	8.22%	7.92%
Variable Rate	$270,041 (1)	$662,169 (2)	$1,501,880	$535	$605	$12,115	$2,447,345	$2,447,345
Average Interest Rate	4.24%	6.56%	8.36%	3.84%	4.4%	4.82%
Interest Rate Derivative Financial Instruments
Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable	$—	$54,924	$—	$—	$—	$—	$54,924	$(20)
Average Pay Rate	4.62%	4.62%	—	—	—	—	—
Average Receive Rate	4.67%	4.94%	—	—	—	—	—
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$755,978	$—	$—	$—	$—	$755,978	$(41,369)
Average Pay Rate	6.63%	6.63%	—	—	—	—	—
Average Receive Rate	1.23%	2.18%	—	—	—	—	—
Interest Rate Caps
Notional Amount	$377,465	$688,515	$—	$—	$—	$—	$1,065,980	$(6,014)
Strike Rate	6.21%	5.83%	—	—	—	—	—
Forward Rate	1.23%	2.18%	—	—	—	—	—

(1)	We can elect to extend $213.8 million for two additional twelve month periods, and an additional $19 million of debt has been provided for in a restricted cash account which will be used to repay this debt on or before June 30, 2004.

(2)	We can elect to extend $487.2 million for three additional twelve month periods and $43.5 million for one additional twelve month period.

(3)	Subsequent to March 31, 2004, senior credit facilities were paid down by $7.1 million due to asset sales.

(4)	The Wyndham Anatole debt of $170.3 million is included, however, we are not a party to nor guarantor of this debt (see note 3 of the condensed consolidated financial statements).

Item 4.    Controls and Procedures

As of March 31, 2004, management, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to insure the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three month period ended March 31, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. We have entered into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and Court approval. Pursuant to the memorandum of understanding, we shall pay $2.5 million in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final Court approval. As of March 31, 2004, we have an adequate reserve to cover the cost of the settlement.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit which was granted in part and two of the individual defendants have been dismissed. We intend to vigorously defend this lawsuit. Discovery is on-going.This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its interpretation of the applicable penalty statute. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty which could be imposed is $10,000. The Attorney General will likely appeal this finding.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. We have answered this complaint, but no formal discovery has been taken yet and the court has not yet certified a class. We anticipate vigorously defending this lawsuit. Because class certification has not yet been sought or approved, it is not possible to predict the ultimate exposure to us.

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The parties conducted an early mediation of this matter and have agreed to the terms of a settlement, which has been approved by the court. The settlement would require us to pay $2.5 million to the plaintiffs. As of March 31, 2004, we have adequate reserves to cover the amount. We anticipate concluding the settlement process before the end of the third calendar quarter of 2004.

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

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of

March 31, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $80.4 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of March 31, 2004, we have issued additional stock dividends of 709,767 shares of series A and series B preferred stock with a value of $71 million.

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

(b) Reports on Form 8-K for the quarter ended March 31, 2004:

We filed a Current Report on Form 8-K on February 12, 2004, regarding our results of operations for the fourth quarter and year ended December 31, 2003.

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

DATED: May 7, 2004