Form 10-K/A
period 2003-12-31
WYNDHAM INTERNATIONAL INC
filed 2004-05-27
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

As of May 26, 2004, 169,515,184 shares of Class A common stock and no shares of Class B common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE: This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2003 (this “Amendment No. 2”) is being filed (i) to provide corrected biographical information with respect to our directors, provided in accordance with Item 10 of Part III and (ii) to provide corrected information relating to the beneficial ownership of Karim Alibhai and of our directors and executive officers as a group, and the corresponding footnotes relating to such information, provided in accordance with Item 12 of Part III. We filed our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Original Form 10-K”) with the Securities and Exchange Commission on March 8, 2004, and we filed a Form 10-K/A (“Amendment No. 1”) on April 29, 2004 to include the information required by Part III. Except for the changes set forth in this Amendment No. 2, there are no other changes to the Original Form 10-K or Amendment No. 1.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K, with respect to executive officers, appears under the heading “Executive Officers of the Registrant” in Part I of the Form 10-K filed on March 8, 2004.

The following list sets forth, as of April 26, 2004, information about our directors:

Class A Directors

Karim Alibhai has served as one of our directors since October 1997. Mr. Alibhai previously served as our President and Chief Operating Officer from October 1997 until his resignation on May 21, 1999. Since his resignation, Mr. Alibhai has been continually active in the hospitality industry and has completed development of several Ritz-Carlton Hotel and Residential projects and also led a convertible preferred investment in Interstate Hotels & Resorts, Inc. Before joining us in October 1997, Mr. Alibhai served as President and Chief Executive Officer of the Gencom Group, an affiliated group of companies that acquired, developed, renovated, leased, and managed hotel properties in the United States and Canada through Gencom American Hospitality. Mr. Alibhai is presently a principal of the Gencom Group, which he rejoined in 1999, and serves on the board of directors of Interstate Hotels & Resorts. Mr. Alibhai holds a B.A. from Rice University. Mr. Alibhai is 40 years old.

Leonard Boxer has served as one of our directors since July 1997. He previously served as a director of Patriot American Hospitality, Inc. and its predecessor from September 1995 to July 1997. Mr. Boxer has served as a partner and chairman of the real estate department of the law firm of Stroock & Stroock & Lavan in New York, New York since 1987. Previously, he was a founder, managing partner and head of the real estate department of Olnick Boxer Blumberg Lane & Troy, a real estate law firm in New York. He serves as a member of the Board of Trustees of both New York University and New York University Law School. Mr. Boxer also serves as a member of the board of several New York and national charitable organizations, such as trustee of the National Jewish Center for Immunology and Respiratory Medicine; Chairman of the Board and Trustee of the Jewish Association for Services for the Aged; Chairman of the Board of the Children’s Hearing Institute of Lenox Hill Hospital; Trustee of the Cancer Research Institute (2000-2001); and New York Regional Cabinet of the United States Holocaust Memorial Museum. Mr. Boxer holds a B.S. in accounting and an L.L.B. from New York University. Mr. Boxer is 65 years old.

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

Fred J. Kleisner currently serves as our Chairman of the Board and Chief Executive Officer. He has served as our Chairman of the Board since October 13, 2000 and as our Chief Executive Officer since March 27, 2000. From August 1999 to October 2000, Mr. Kleisner served as our President, and from July 1999 to March 2000, Mr. Kleisner also served as our Chief Operating Officer. From March 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company, where he served as Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 59 years old.

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

Sherwood M. Weiser has served as one of our directors since October 1997. Since April 2001, Mr. Weiser has served as the Chairman and Chief Executive Officer of Continental Hospitality Holdings, LLC, a hotel management and development firm. Mr. Weiser previously served as the Chairman and Chief Executive Officer of Carnival Resorts & Casinos, a hotel and gaming management and development firm. In 1970, Mr. Weiser founded The Continental Companies. Carnival Resorts & Casinos was a successor to The Continental Companies. In June 1998, we acquired the hospitality-related businesses of CHC International, Inc., the parent corporation of Carnival Resorts & Casinos. Mr. Weiser serves on the Board of Trustees of the University of Miami, the New World Symphony, the Orange Bowl Committee and as the Chairman of the Board of Directors of the Performing Arts Center Foundation of Greater Miami. Mr. Weiser serves as a director of Mellon United National Bank, a subsidiary of Mellon Bank, Interstate Hotels & Resorts, Inc. and Watsco, Inc. He received his B.S. in Commerce from the Ohio State University School of Business and holds an L.L.B. from the Case Western Reserve University School of Law. Mr. Weiser is 73 years old.

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

Marc J. Rowan has served as one of our directors since June 1999. Mr. Rowan is one of the founding principal of Apollo Advisors L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds. Prior to joining Apollo, Mr. Rowan was a member of the mergers and acquisitions department of Drexel Burnham Lambert, Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan also serves as a director of AMC Entertainment, Inc. National Financial Partners, Inc., Cablecom GmbH, iesy Hessen GmbH & Co, KG, Quality Distribution, Inc., and SkyTerra Communications Inc. Mr. Rowan is also active in charitable activities and is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the board of directors of National Jewish Outreach Program, Riversdale Country School and the Undergraduate Executive Board of The Wharton School of Business. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an MBA in Finance. Mr. Rowan is 41 years old.

Scott A. Schoen has served as one of our directors since June 1999. Mr. Schoen has been employed by Thomas H. Lee Partners, L.P., formerly known as Thomas H. Lee Company, since 1986 and currently serves as a Managing Director. Mr. Schoen currently serves as a director of A.R.C. Holdings, LLC, Axis Specialty Limited, The Simmons Company, Syratech Corporation, TransWestern Publishing, L.P. and United Industries Corporation. Prior to joining Thomas H. Lee Partners, L.P., Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Vice Chairman of the Board of the United Way of Massachusetts Bay, and also a member of the Advisory Board of the Yale School of Management. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. He is a member of the New York Bar. Mr. Schoen is 45 years old.

Scott M. Sperling has served as one of our directors since June 1999. Since 1994, Mr. Sperling has been a Managing Director of Thomas H. Lee Partners and Trustee and General Partner of various THL Equity Funds. Mr. Sperling is also President of TH Lee, Putnam Capital. Mr. Sperling is currently a Director of Fisher Scientific International, Inc., Vertis, Inc., Houghton Mifflin Co., LiveWire Systems, LLC, Warner Music Group and several private companies. During the 10 years before joining Thomas H. Lee Partners, Mr. Sperling served as Managing Partner of the Aeneas Group, the private capital affiliate of the Harvard Management Company, Inc. Before 1984, Mr. Sperling served as a Senior Consultant with the Boston Consulting Group, Inc. focusing on business and corporate strategies. He holds an M.B.A. degree from Harvard University and a B.S. from Purdue University. Mr. Sperling is 46 years old.

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

Since 1976, Mr. Fribourg has held numerous positions with Continental Grain Company, including President and Chief Operating Officer from 1994 to 1997 and Executive Vice President of the Commodity Marketing Group from 1990 to 1994. Mr. Fribourg also serves as a director of Vivendi Universal S.A., Loews Corporation, PSF Group Holdings, Inc., Premium Standard Farms, Inc., Endeavor Global, Inc., The Browning School, New York University, Harvard Business School (Board of Dean’s Advisors), The Nightingale-Bamford School, The Appeal of Conscience Foundation, The Lauder Institute/Wharton Business School (Chairman of the Board), Park East Synagogue and the America-China Society. Mr. Fribourg is also a member of the Council on Foreign Relations, the National Advisory Board of JPMorgan Chase and the Rabobank International North American Agribusiness Advisory Board. Mr. Fribourg holds a B.A. from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg is 50 years old.

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

Audit Committee

In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Board of Directors has established an Audit Committee, which currently consists of Messrs. Beilinson and Ruisi Boxer, Fribourg, and Ms. Cepeda. The board of directors has determined that Ms. Cepeda is the “audit committee financial expert,” as such term is defined in the rules and regulations promulgated by the Commission and that Ms. Cepeda and the other members of the audit committee are “independent,” in accordance with the Company Guide of the American Stock Exchange.

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

The Commission’s rules require our reporting persons to furnish us with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2003 the reporting persons complied with all applicable Section 16(a) filing requirements on a timely basis, except for the following: one Form 3 due in October 2002 for Mark A. Solls that was not timely filed in connection with one transaction; one Form 3 due in May 2003 for Andrew Jordan that was not timely filed in connection with four transactions; one Form 4 due in May 2003 for Andrew Jordan that was not timely filed in connection with two transactions; and one Form 4 due in February 2002 for Sherwood M. Weiser that was not timely filed in connection with six transactions. As of the date of this Form 10-K/A, a Form 4 was not timely filed on behalf of Lynn Swann in connection with one transaction during fiscal year 2003. Based on discussions with Karim Alibhai, as of the date of this Form 10-K/A, Mr. Alibhai had not timely filed one or more Form 4s in connection with certain transactions he previously engaged in and/or had not amended one or more previously filed Form 4s to accurately reflect his beneficial ownership of the Company’s securities. None of the reporting persons filed a Form 5 with respect to 2003 and the Company is not aware that any were required to be filed.

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

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise noted, the following table sets forth certain information as of May 26, 2004 as to the security ownership of those persons owning of record or known to us to be the beneficial owner of more than five percent of our class A common stock or our series B preferred stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. All share ownership amounts have been adjusted to give effect to a dividend on our series B preferred stock that was paid on March 31, 2004 in additional shares of our series B preferred stock due to our failure to pay cash dividends in such shares. So far as is known to us, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names unless otherwise indicated. In accordance with applicable rules of the Commission, shares issuable within 60 days of May 26, 2004 upon the exercise of options, conversion of convertible securities or vesting of restricted unit awards that are not outstanding are deemed to be outstanding for the purpose of computing the percentage ownership of the persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of May 26, 2004, each share of series B preferred stock was convertible into 11.6414 shares of class A common stock.

Beneficial Owner	Class A Common Stock			Series B Preferred Stock
	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Karim Alibhai	4,833,966	(1)	2.9%
Marc Beilinson	4,998	(2)	*
Leon D. Black	22,500	(3)	*
Leonard Boxer	308,172	(4)	*
Adela Cepeda	6,872	(5)	*
Joseph Champ	145,100		*
Milton Fine	3,139,939	(6)	1.9%
Paul Fribourg	67,500	(7)	*
Fred J. Kleisner	1,686,499	(8)	*
Thomas H. Lee	22,500	(9)	*	—	(10)	0
Alan M. Leventhal	22,500	(11)	*	—	(12)	0
William L. Mack	373,284	(13)	*
Lee S. Neibart	27,172	(14)	*
Marc J. Rowan	45,000	(15)	*
Rolf E. Ruhfus	2,893,771	(16)	1.7%
Lawrence Ruisi	1,874	(17)	0
Scott A. Schoen	45,000	(18)	*	—	(19)	0
Richard Smith	257,100	(20)	*
Mark Solls	0		0
Scott M. Sperling	22,500	(21)	*	—	(22)	0
Lynn Swann	147,500	(23)	*
Theodore Teng	545,274		*
Sherwood M. Weiser	404,350	(24)	*
All directors and executive officers as a group (27 persons)	15,934,472		9.4%
The PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association	9,438,902	(25)	5.6%
Investors	171,015,748		50.2%	14,690,307.688	(26)	100%
Apollo Investors	79,094,971		31.8%	6,794,283.385	(27)	46.3%
Beacon Investors	25,652,416		13.1%	2,203,550.763	(28)	15.0%
THL Investors	51,475,564		23.3%	4,421,767.501	(29)	30.1%
Chase Equity Associates, L.P.	4,275,394		2.5%	367,257.733	(30)	2.5%
CMS Investors	1,248,392		*	107,237.242	(31)	*
CKE Investors	171,006		*	14,689.430	(32)	*
PW Hotel I, LLC and PaineWebber Capital, Inc.	4,275,394		2.5%	367,257.733	(33)	2.5%
Guayacan Investors	171,006		*	14,689.430	(34)	*
Strategic Real Estate Investors	4,275,394		2.5%	367,257.733	(35)	2.5%
The Bonnybrook Trust, The Franklin Trust and The Dartmouth Trust	376,212		*	32,316.738	(36)	*

*	Less than 1%.
(1)	Includes options to purchase 30,000 shares of our class A common stock granted to Mr. Alibhai which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(2)	Includes options to purchase 4,998 shares of our class A common stock granted to Mr. Beilinson which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(3)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Black which are currently exercisable or will be exercisable within 60 days of May 26, 2004. This amount does not include shares held by family trusts over which Mr. Black does not serve as trustee or by other family members, which we will collectively refer to as the “Black family trusts,” or the persons as described in note 27 below. Mr. Black disclaims beneficial ownership of all securities held by the Black family trusts and the persons described in note 27 below.
(4)	Includes options to purchase 125,433 shares of our class A common stock granted to Mr. Boxer which are currently exercisable or will be exercisable within 60 days of May 26, 2004 and 116,555 deferred unit awards of our class A common stock.
(5)	Includes options to purchase 6,872 shares of our class A common stock granted to Ms. Cepeda which are currently exercisable or will be exercisable within 60 days of May 26, 2004.

(6)	Includes 1,164,604 shares beneficially owned by the Milton Fine 1997 Charitable Remainder Unitrust; 1,159,619 shares beneficially owned by the Milton Fine 1998 Charitable Remainder Unitrust; and 787,104 shares beneficially owned by the Milton Fine Grantor Annuity Trust. This amount also includes options to purchase 22,500 shares of our class A common stock granted to Mr. Fine which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(7)	Includes options to purchase 67,500 shares of our class A common stock granted to Mr. Fribourg which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(8)	Includes options to purchase 880,000 shares of our class A common stock granted to Mr. Kleisner which are exercisable or will be exercisable within 60 days of May 26, 2004.
(9)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Lee which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(10)	Does not include shares held by family trusts and shares held by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., Thomas H. Lee Charitable Investment Limited Partnership and AIF/THL PAH LLC, as described in note 29 below. Mr. Lee disclaims beneficial ownership of all such securities.
(11)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Leventhal which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(12)	Does not include shares held by the persons described in note 28 below. Mr. Leventhal disclaims beneficial ownership of all such securities.
(13)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Mack which are currently exercisable or will be exercisable within 60 days of May 26, 2004. This amount does not include shares held by family trusts over which Mr. Mack does not serve as trustee or by other family members, which we will collectively refer to as the “Mack family trusts,” or shares held by the persons described in note 27 below. Mr. Mack disclaims beneficial ownership of all securities held by the Mack family trusts and the persons described in note 27 below.
(14)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Neibart which are currently exercisable or will be exercisable within 60 days of May 26, 2004. This amount does not include shares held by the persons described in note 27 below. Mr. Neibart disclaims beneficial ownership of all securities held by the persons described in note 26 below.
(15)	Includes options to purchase 45,000 shares of our class A common stock granted to Mr. Rowan which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(16)	Includes 74,953 shares held by Hotel Growth Partners, L.P. and options to purchase 22,500 shares of our class A common stock granted to Mr. Ruhfus which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(17)	Includes options to purchase 1,874 shares of our class A common stock granted to Mr. Ruisi, which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(18)	Includes options to purchase 45,000 shares of our class A common stock granted to Mr. Schoen which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(19)	Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 29 below.
(20)	Includes options to purchase 100,000 shares of our class A common stock granted to Mr. Smith which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(21)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Sperling which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(22)	Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 29 below.
(23)	Includes options to purchase 147,500 shares of our class A common stock granted to Mr. Swann which are currently exercisable or will be exercisable within 60 days of May 26, 2004.
(24)	Includes options to purchase 73,966 shares of our class A common stock granted to Mr. Weiser which are currently exercisable or will be exercisable within 60 days of May 26, 2004. The number of shares beneficially held by Mr. Weiser also includes 3,460 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW WLT, LLC and 6,443 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW GB, LLC and 17,161 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW SG, LLC.
(25)	Based on the Amendment No. 3 to Schedule 13G filed on February 10, 2004 by PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association. PNC Financial Services Group, Inc. and PNC Bank, National Association are located at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707. PNC Bancorp, Inc. is located at 222 Delaware Avenue, Wilmington, Delaware 19801. According to the Amendment No. 3 to Schedule 13G, PNC Financial Services Group, Inc. is a holding company. PNC Bancorp, Inc. is a holding company and is a wholly-owned subsidiary of PNC Financial Service Group, Inc. PNC Bank, National Association is a bank and is a wholly-owned subsidiary of PNC Bancorp, Inc. According to the Amendment No. 3 to Schedule 13G, each of the foregoing entities has sole voting power with respect to 125,500 shares, has sole dispositive power with respect to 2,732,040 shares and shares dispositive power with respect to 6,607,462 shares.

(26)	On June 30, 1999, we issued shares of our series B preferred stock to a group of investors, which we will collectively refer to as the “Investors” for purposes of this Form 10-K/A. All of the Investors are parties to a stockholders’ agreement, dated as of June 29, 1999, pursuant to which each of (i) Apollo Management IV, L.P. and Apollo Real Estate IV, L.P., and (ii) THL Equity Advisors IV, LLC, whom we will refer to as the “Lead Stockholders” for purposes of this Form 10-K/A, have the right, for so long as the Investors are entitled to designate eight class B directors, to designate four directors to our board of directors. At such time as the Investors are entitled to designate fewer than eight class B directors, the right to designate will be allocated between the Lead Stockholders based on a formula. For so long as the stockholders’ agreement is in effect, each Investor has agreed to vote its shares of our class A common stock and our series B preferred stock in favor of the director nominees of the Lead Stockholders. Pursuant to the stockholders’ agreement, the Investors have also agreed to certain restrictions on the transfer of their shares of our series B preferred stock. By virtue of the stockholders’ agreement and the relationships among the Investors, the Investors may be deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the Exchange Act. As a member of a group, each reporting person may be deemed to share voting and dispositive power with respect to, and therefore beneficially own, the shares beneficially owned by the members of the group as a whole. Each person or entity who has filed a Schedule 13D with respect to the shares expressly disclaims beneficial ownership of shares held by any other Investors and of shares held individually by certain directors or executive officers of certain Investors.
(27)	Consists of the following entities, which we will collectively refer to as the “Apollo Investors” for purposes of this Form 10-K/A (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Apollo Investment Fund IV, L.P., 3,746,037.640 shares; Apollo Overseas Partners IV, L.P.; Apollo Advisors IV, L.P.; Apollo Management IV, L.P.; Apollo Real Estate Investment Fund IV, L.P., 1,873,018.090 shares; Apollo Real Estate Advisors IV, L.P.; and AIF/THL PAH LLC, 1,175,227.655 shares. Apollo Advisors IV, L.P. is the general partner of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Apollo Management IV, L.P. is the day-to-day manager of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Apollo Real Estate Advisors IV, L.P. is the general partner of Apollo Real Estate Investment Fund IV, L.P. and an affiliate of Apollo Management IV, L.P. Apollo Management IV, L.P. and THL Equity Advisors IV, LLC serve as the managers of AIF/THL PAH LLC. They share voting and dispositive power with respect to 31.25% of the securities held by AIF/THL PAH LLC and Apollo Management IV, L.P. has the sole right to direct the voting and disposition of the remaining securities held by AIF/THL PAH LLC. By virtue of the relationships among the foregoing persons, each may be deemed to share voting and dispositive power with respect to the shares directly beneficially owned by them. The address of each of the foregoing persons is c/o Apollo Advisors IV, L.P., Two Manhattanville Road, Purchase, New York 10577. Messrs. Black, Mack and Neibart are founding principals of Apollo Real Estate Advisors IV, L.P., and Mr. Black is also a founding principal of Apollo Advisors IV, L.P. Each of Messrs. Black, Mack and Neibart expressly disclaims beneficial ownership of the shares held by the foregoing persons. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(28)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Beacon Capital Partners, L.P.; BCP Voting Inc., as voting trustee for the Beacon Capital Partners Voting Trust, 2,203,550.763 shares; Beacon Capital Partners, Inc.; Beacon Lodging, Inc. Beacon Capital Partners, Inc. is the general partner of Beacon Capital Partners, L.P. BCP Voting, Inc. is a wholly-owned subsidiary of Beacon Capital Partners, Inc. Beacon Capital Partners, Inc. may be deemed the beneficial owner of the shares held by Beacon Capital Partners, L.P., BCP Voting, Inc. and Beacon Lodging, Inc. Each of Beacon Capital Partners, L.P., BCP Voting, Inc. and Beacon Lodging, Inc. has shared voting and shared dispositive power with respect to the shares directly owned by it, and Beacon Capital Partners, Inc. has shared voting and shared dispositive power with respect to the shares beneficially owned by it. Mr. Leventhal is Chairman of the Board and Chief Executive Officer of Beacon Capital Partners, Inc. and Messrs. Sperling and are directors of Beacon Capital Partners, Inc. and BCP Voting, Inc. The address of Beacon Capital Partners, L.P., BCP Voting, Inc., Beacon Capital Partners, Inc. and Beacon Lodging, Inc. is c/o Beacon Capital Partners Inc., 1 Federal Street, 26th Floor, Boston, Massachusetts 02110. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999, as amended by Amendment No. 1 thereto filed on December 17, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(29)

Consists of the following entities and persons (with the number of shares of our series B preferred stock directly beneficially owned by such entity or person being indicated): Thomas H. Lee Equity Fund IV, L.P., 3,747,294.248 shares; Thomas H. Lee Foreign Fund IV, L.P., 127,291.162 shares; Thomas H. Lee Foreign Fund IV-B, L.P., 363,737.744 shares; THL Equity Advisors IV, LLC; Thomas H. Lee Charitable Investment Limited Partnership, 24,350.952 shares; Thomas H. Lee; and the following parties who are employed by or affiliated with employees of Thomas H. Lee Company: State Street Bank & Trust Company as Trustee of the 1997 Thomas H. Lee Nominee Trust, 56,856.930 shares; David V. Harkins, 13,099.161 shares; The 1995 Harkins Gift Trust, 1,467.477 shares; Scott A. Schoen, 10,923.909 shares; C. Hunter Boll, 10,923.909 shares; Sperling Family Limited Partnership, 10,923.909 shares; Anthony J. DiNovi, 10,923.909 shares; Thomas M. Hagerty, 10,923.909 shares; Warren C. Smith, Jr., 10,331.709 shares; Smith Family Limited Partnership, 592.188 shares; Seth W. Lawry, 4,551.263 shares; Kent R. Weldon, 3,040.429 shares; Terrence M. Mullen, 2,422.230 shares; Todd M. Abbrecht, 2,422.230 shares; Charles A. Brizius, 1,821.366 shares; Scott Jaeckel, 686.075 shares; Soren Oberg, 686.075 shares; Thomas R. Shepherd, 1,279.709 shares; Joseph J. Incandela, 639.851 shares; Wendy L. Masler, 293.199 shares; Andrew D. Flaster, 293.199 shares; Robert Schiff Lee 1988 Irrevocable Trust, 1,100.613 shares; Stephen Zachary Lee, 1,100.613 shares; Charles W. Robins as Custodian for Jesse Lee, 733.739 shares; Charles W. Robins, 293.199 shares; James Westra, 293.199 shares; Adam A. Abramson, 183.427 shares; Joanne M. Ramos, 102.542 shares; and Wm. Matthew Kelley, 183.427 shares. The address of each of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Charitable Investment Limited Partnership and Thomas H. Lee is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. Information with respect to AIF/THL PAH LLC is set forth in note 27 above. THL Equity Advisors IV, LLC is the general partner of Thomas H Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV–B, L.P. Thomas H. Lee is the general partner of Thomas H. Lee Charitable Investment Limited Partnership and the managing member of THL Equity Advisors IV, LLC. Each of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., Thomas H. Lee Charitable Investment Limited Partnership and the other persons set forth above has shared voting and shared dispositive power with respect to the shares held directly by such entity or person. In addition, Mr. David V. Harkins may be deemed to share voting and dispositive power over the shares held by the Harkins Gift Trust. The filing of the Schedule 13D is not an admission that Mr. Harkins is the beneficial owner of such shares. Mr. Warren C. Smith, Jr. may be deemed to share voting and dispositive power over the shares held by the Smith Family Limited Partnership. The filing of the Schedule 13D is not an admission that Mr. Smith is the beneficial owner of such shares. AIF/THL PAH LLC has shared voting and shared dispositive power with respect to the shares it directly owns. THL Equity Advisors IV, LLC may be deemed to share voting and dispositive power with respect to the shares owned directly by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV–B, L.P., and to share voting and dispositive power with respect to 1,175,227.655 of the shares directly owned by AIF/THL PAH LLC. The filing of the Schedule 13D is not an admission that THL Equity Advisors IV, LLC is the beneficial owner of any such shares. Mr. Thomas H. Lee may be deemed to share voting and dispositive power with respect to the shares beneficially owned by THL Equity Advisors IV, LLC and Thomas H. Lee Charitable Investment Limited Partnership. The filing of the Schedule 13D is not an admission that Mr. Lee is the beneficial owner of any such shares. Each of the foregoing persons expressly disclaims beneficial ownership of shares held by any other Investors or of shares held individually by certain directors or executive officers of certain of the Investors. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).

(30)	Based on Schedule 13D filed by Chase Equity Associates, L.P. on July 13, 1999, as amended by Amendment No. 1 thereto filed on February 14, 2000 (with share amount adjusted to reflect subsequent stock dividends). The address of Chase Equity Associates, L.P. is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.
(31)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity indicated): CMS Co-Investment Subpartnership, 103,712.946 shares; CMS Diversified Partners, L.P., 3,524.296 shares; CMS Co-Investment Partners, L.P.; CMS Co-Investment Partners I-Q, L.P.; CMS Co-Investment Associates, L.P.; CMS 1997 Investment Partners, L.P.; CMS/DP Associates, L.P.; MSPS Co-Investment, Inc.; CMS 1997, Inc.; MSPS/DP, Inc.; and CMS 1995, Inc. CMS Co-Investment Subpartnership is a general partnership whose partners are CMS Co-Investment Partners, L.P. and CMS Co–Investment Partners I-Q, L.P. CMS Associates, L.P. and CMS 1997 Investment Partners, L.P. serve as the general partners of CMS Co-Investment Partners, L.P. and CMS Co-Investment Partners I-Q, L.P. The sole general partner of CMS Co–Investment Associates, L.P. is MSPS Co-Investment, Inc. and the sole general partner of CMS 1997 Investment Partners, L.P. is CMS 1997, Inc. The address of each of the foregoing persons is c/o CMS Affiliated Partnerships, Two Bala Plaza, 333 City Line Avenue, Suite 300, Bala Cynwyd, Pennsylvania 19004. CMS Co-Investment Subpartnership has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Co-Investment Subpartnership, CMS Co-Investment, L.P., CMS Co–Investment I-Q, L.P., CMS Co–Investment Associates, L.P. and CMS 1997 Investment Partners, L.P. may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Diversified Partners, L.P. CMS Diversified Partners, L.P. has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Diversified Partners, L.P., CMS/DP Associates, L.P. and CMS 1997 Investment Partners, L.P. may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Co-Investment Subpartnership. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
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
(33)	Based on the Schedule 13D filed on July 12, 1999 by PW Hotel I, LLC and PaineWebber Capital, Inc. (with share amounts adjusted to reflect subsequent stock dividends), each of whose address is 1285 Avenue of the Americas, New York, New York 10019. PW Hotel I, LLC has direct beneficial ownership of 367,257.733 shares of our series B preferred stock. PaineWebber Capital, Inc. is the managing member of PW Hotel I, LLC. PaineWebber Capital, Inc. and PW Hotel I, LLC share voting and dispositive power with respect to such shares.
(34)	Consists of the following entities and persons (with the number of shares of our series B preferred stock directly owned by such entity or person being indicated): Guayacan Private Equity Fund Limited Partnership, 14,689.430 shares; Advent-Morro Equity Partners, Inc.; Venture Management, Inc.; and Cyril L. Meduna. The general partner of Guayacan Private Equity Fund Limited Partnership is Advent–Morro Equity Partners, Inc., which is controlled by Venture Management, Inc., which in turn is wholly-owned by Mr. Meduna. By virtue of the relationship among these parties, each may be deemed to share beneficial ownership of the shares owned by Guayacan Private Equity Fund Limited. The address of each of the foregoing persons is c/o Advent-Morro Partners, Banco Popular Building, Suite 903, 206 Calle of PNC Bancorp, Inc. Tetuan, San Juan, Puerto Rico 00902. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(35)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Strategic Real Estate Investments I, L.L.C., 367,257.733 shares; Lend Lease Real Estate Investments, Inc.; and Rosen Consulting Group, Inc. The address of Strategic Real Estate Investments, I, L.L.C. and Rosen Consulting Group, Inc. is 1995 University Avenue, Suite 550, Berkeley, California 94704, and the address of Lend Lease Real Estate Investments, Inc. is 3424 Peachtree Road, Suite 800, Atlanta, Georgia 30326. Strategic Real Estate Investments I, L.L.C. has shared voting and dispositive power with respect to the shares directly owned by it. Each of the foregoing persons expressly disclaims beneficial ownership of any shares not held directly by it. The foregoing share amount does not include 1,096,799 shares of our class A common stock that are managed by Lend Lease Rosen Real Estate Securities, Inc. for its clients. Mr. Kenneth T. Rosen, a Manager of Strategic Real Estate Investments I, L.L.C., is also Chief Executive Officer of Lend Lease Rosen Real Estate Securities, Inc. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(36)	Based on the Schedule 13D filed on July 14, 1999 by The Bonnybrook Trust, The Franklin Trust and The Dartmouth Trust (with share amounts adjusted to reflect subsequent stock dividends). The Bonnybrook Trust is the direct beneficial owner of 10,282.598 shares of our series B preferred stock; The Franklin Trust is the direct beneficial owner of 7,344.710 shares of our series B preferred stock; and The Dartmouth Trust is the direct beneficial owner of 14,689.430 shares of our series B preferred stock. The address of each of the foregoing persons is c/o The Beacon Companies, 2 Oliver Street, Boston, Massachusetts 02110. Alan M. Leventhal, one of our directors, is a trustee of each of the foregoing persons.

Effective June 30, 1999, we consummated a restructuring that included the purchase of shares of our series B preferred stock by the Investors. As of the record date, there were 14,690,307.688 shares of our series B preferred stock outstanding. The Investors are entitled to vote their shares of our series B preferred stock on all matters voted on by the holders of our capital stock, except that special rules apply in the case of the election of our directors as described elsewhere in this proxy statement. Each share of our series B preferred stock held by the Investors entitles the holder to cast the same number of votes as the holder would have been able to cast if its shares were converted into shares of our class B common stock. On this “as converted” basis, the Investors held as of the record date approximately 50.2% of the voting power of our capital stock. A portion of the dividends paid to the Investors on their series B preferred stock is paid in additional shares of series B preferred stock. In addition, pursuant to the terms of a waiver we received from the lenders under our senior credit facility and our increasing rate loans facility in September 2001 and due to certain restrictions contained in subsequent amendments to such facilities, we are prohibited from paying the cash portion of the dividends on our series B preferred stock. Consequently, since October 1, 2001, we have been accruing and paying on a quarterly basis additional dividends in shares of our series B preferred stock at the annual rate of 2% due to our failure to pay such cash dividends. Assuming we issue no other voting shares and assuming we continue to pay additional dividends in shares of our series B preferred stock as described above, the “as converted” voting power of the Investors would rise to approximately 53.7% by June 30, 2005.

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

Dated: May 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities in which signed	Date

/s/ FRED J. KLEISNER Fred J. Kleisner	Chairman of the Board and Chief Executive Officer (principal executive officer)	May 27, 2004

/s/ RICHARD A. SMITH Richard A. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	May 27, 2004

/s/ KARIM ALIBHAI* Karim Alibhai	Director	May 27, 2004

/s/ MARC A. BEILINSON* Marc A. Beilinson	Director	May 27, 2004

/s/ LEONARD BOXER* Leonard Boxer	Director	May 27, 2004

/s/ LEON D. BLACK* Leon D. Black	Director	May 27, 2004

/s/ ADELA CEPEDA* Adela Cepeda	Director	May 27, 2004

/s/ MILTON FINE* Milton Fine	Director	May 27, 2004

/s/ PAUL FRIBOURG* Paul Fribourg	Director	May 27, 2004

/s/ THOMAS H. LEE* Thomas H. Lee	Director	May 27, 2004

/s/ ALAN M. LEVENTHAL* Alan M. Leventhal	Director	May 27, 2004

/s/ WILLIAM MACK* William Mack	Director	May 27, 2004

/s/ LEE S. NEIBART* Lee S. Neibart	Director	May 27, 2004

/s/ MARC J. ROWAN* Marc J. Rowan	Director	May 27, 2004

/s/ ROLF E. RUHFUS* Rolf E. Ruhfus	Director	May 27, 2004

/s/ LAWRENCE J. RUISI Lawrence J. Ruisi	Director	May 27, 2004

/s/ SCOTT A. SCHOEN* Scott A. Schoen	Director	May 27, 2004

/s/ SCOTT M. SPERLING* Scott M. Sperling	Director	May 27, 2004

/s/ LYNN C. SWANN* Lynn C. Swann	Director	May 27, 2004

/s/ SHERWOOD M. WEISER* Sherwood M. Weiser	Director	May 27, 2004

*By Fred J. Kleisner, Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description Of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.