Form 10-Q
period 2004-06-30
WYNDHAM INTERNATIONAL INC
filed 2004-08-06
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on August 2, 2004, was 168,280,304.

WYNDHAM INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$75,797	$62,441
Restricted cash	108,499	130,457
Accounts receivable, net of allowance for doubtful accounts of $4,709 in 2004 and $4,489 in 2003	104,941	71,077
Inventories	13,339	13,680
Prepaid expenses and other assets	11,028	10,564
Assets held for sale, net of accumulated depreciation of $134,562 in 2004 and $119,868 in 2003	341,906	238,330

Total current assets	655,510	526,549

Investment in real estate and related improvements, net of accumulated depreciation of $910,731 in 2004 and $901,779 in 2003	2,520,449	2,938,808
Investment in unconsolidated subsidiaries	49,410	48,252
Notes and other receivables	23,960	43,320
Management contract costs, net of accumulated amortization $7,988 in 2004 and $20,204 in 2003	5,555	79,014
Leasehold costs, net of accumulated amortization of $37 in 2004 and $32 in 2003	186	572
Trade names, net of accumulated amortization of $39,523 in 2004 and $37,123 in 2003	81,880	86,743
Deferred acquisition costs	3,014	4,459
Deferred expenses, net of accumulated amortization of $88,777 in 2004 and $73,758 in 2003	34,283	49,267
Other assets	5,903	6,143

Total assets	$3,380,150	$3,783,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,116	$28,609
Accrued payroll costs	46,061	45,866
Dividends payable	87,712	73,100
Accrued insurance and property taxes	48,029	40,559
Other accrued expenses	68,850	61,875
Advance deposits	30,221	33,006
Borrowings associated with assets held for sale	16,814	118,133
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	432,807	292,661

Total current liabilities	749,610	693,809

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	2,217,308	2,271,165
Derivative financial instruments	30,782	56,760
Deferred income taxes	39,643	39,999
Deferred income	9,841	10,051
Minority interest in the Operating Partnerships	20,565	21,289
Minority interest in other consolidated subsidiaries	54,617	39,981
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 15,101,160 in 2004 and 14,423,151 in 2003	151	144
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 169,280,304 in 2004 and 168,238,102 in 2003	1,693	1,682
Additional paid in capital	4,228,339	4,166,227
Receivables from shareholders and affiliates	(9,377)	(18,121)
Accumulated other comprehensive income	(6,974)	(8,918)
Accumulated deficit	(3,956,048)	(3,490,941)

Total shareholders’ equity	257,784	650,073

Total liabilities and shareholders’ equity	$3,380,150	$3,783,127

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Room revenues	$176,391	$153,226	$362,219	$319,099
Food and beverage revenues	106,598	91,065	217,240	181,761
Other hotel revenues	39,700	37,792	86,456	84,651

Total hotel revenues	322,689	282,083	665,915	585,511
Management fee and service fee income	4,088	4,430	8,805	8,850

Total revenues	326,777	286,513	674,720	594,361

Expenses:
Room expenses	43,642	39,075	87,473	78,348
Food and beverage expenses	70,801	61,151	142,914	123,085
Other hotel expenses	125,615	113,932	256,018	230,254

Total hotel expenses	240,058	214,158	486,405	431,687
General and administrative	16,080	16,143	30,653	34,360
Depreciation and amortization	41,836	44,830	85,419	90,732

Total operating expenses	297,974	275,131	602,477	556,779

Operating income	28,803	11,382	72,243	37,582
Other income (expenses):
Interest and other income	528	929	1,045	2,184
Interest expense	(50,408)	(45,801)	(103,558)	(88,930)
Loss on sale of assets	—	—	—	(4,937)
Impairment loss	(298,378)	(2,040)	(298,378)	(6,133)
Gain (loss) on derivative instruments	2,402	(7,425)	(1,934)	(19,093)

Total other expenses	(345,856)	(54,337)	(402,825)	(116,909)

Operating loss from continuing operations	(317,053)	(42,955)	(330,582)	(79,327)
Equity in earnings of unconsolidated subsidiaries	575	1,275	1,366	701

Loss from continuing operations before income taxes and minority interest	(316,478)	(41,680)	(329,216)	(78,626)
Income tax benefit (provision)	2,121	15,588	(2,615)	31,985

Loss from continuing operations before minority interest	(314,357)	(26,092)	(331,831)	(46,641)
Minority interest in consolidated subsidiaries	(1,920)	(291)	(9,528)	(342)

Loss from continuing operations	(316,277)	(26,383)	(341,359)	(46,983)
Discontinued operations:
Income (loss) from operations of discontinued hotels	2,701	(3,987)	1,912	(16,105)
Impairment loss	(41,880)	(62,172)	(43,844)	(90,449)
Leasehold termination	(188)	(47,102)	(197)	(151,394)
Gain on sale of assets	2,162	4,712	1,144	4,712

Loss from discontinued operations before taxes	(37,205)	(108,549)	(40,985)	(253,236)
Income tax benefit (provision) from discontinued operations	249	43,419	(324)	101,294

Loss from discontinued operations	(36,956)	(65,130)	(41,309)	(151,942)

Net loss	(353,233)	(91,513)	(382,668)	(198,925)

Net loss attributable to common shareholders:
Net loss	(353,233)	(91,513)	(382,668)	(198,925)
Preferred stock dividends	(41,622)	(38,509)	(82,435)	(76,308)

Net loss attributable to common shareholders	$(394,855)	$(130,022)	$(465,103)	$(275,233)

Basic and diluted loss per common share:
Loss from continuing operations	$(2.11)	$(0.39)	$(2.51)	$(0.73)
Loss on discontinued operations	(0.22)	(0.38)	(0.25)	(0.91)

Loss per common share	$(2.33)	$(0.77)	$(2.76)	$(1.64)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(382,668)	$(198,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,561	121,424
Amortization of unearned stock compensation	1,465	965
Amortization of deferred loan costs	15,779	16,284
Net (gain) loss on sale of assets	(1,144)	225
Gain on derivative financial instruments	(23,000)	(4,486)
Impairment loss on assets	342,221	96,582
Write-off of intangible assets	(202)	151,916
Write-off of deferred acquisition costs	1,276	191
Provision for bad debt expense	(277)	4,585
Equity in earnings of unconsolidated subsidiaries	(1,366)	(701)
Minority interest in consolidated subsidiaries	9,528	693
Deferred income taxes	(1,470)	(136,411)
Changes in assets and liabilities:
Accounts receivable and other assets	(10,489)	10,595
Inventory	1,016	1,553
Deferred income	118	419
Accounts payable and other accrued expenses	(1,053)	(28,239)

Net cash provided by operating activities	44,295	36,670

Cash flows from investing activities:
Improvements and additions to hotel properties	(28,723)	(16,753)
Proceeds from sale of assets	161,921	97,724
Changes in restricted cash accounts	33,335	(17,436)
Collection on other notes receivable	604	194
Advances on other notes receivable	(38)	(1,089)
Deferred acquisition costs	(118)	(640)
Other	(235)	381

Net cash provided by investing activities	166,746	62,381

Cash flows from financing activities:
Borrowings under credit facility and mortgage notes	45,000	460,000
Repayments of borrowings under credit facility and mortgage notes	(234,894)	(523,035)
Payment of deferred loan costs	(1,794)	(19,910)
Distributions made to minority interest in other consolidated subsidiaries	(6,235)	(831)
Other	9	—

Net cash used in financing activities	(197,914)	(83,776)

Effect of exchange rate changes on cash	229	(12)
Net increase in cash and cash equivalents	13,356	15,263
Cash and cash equivalents at beginning of period	62,441	37,239

Cash and cash equivalents at end of period	$75,797	$52,502

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. Through a series of acquisitions, Wyndham has since 1995 grown from 20 hotels to become one of the largest U.S. based hotel owners/operators. As of June 30, 2004, Wyndham owned interests in 80 hotels with over 24,500 guestrooms and leased 4 hotels from third parties with over 840 guestrooms. In addition, Wyndham managed 27 hotels for third party owners with over 7,700 guestrooms, franchised 47 hotels with over 9,700 guestrooms and has a strategic alliance with a third party for 6 hotels with over 1,900 guestrooms.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

2.    Summary of Significant Accounting Policies:

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, its wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which Wyndham owns a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships, Corporations and Limited Liability Companies—The condition for control is the ownership of a majority voting interest. Also, in January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company adopted FIN 46 as of January 1, 2004.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to continue to do so. At June 30, 2004, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for the Company’s stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net loss attributable to common shareholders, as reported	$(394,855)	$(130,022)	$(465,103)	$(275,233)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(312)	(10)	(469)	(272)

Pro forma net loss attributable to common shareholders	$(395,167)	$(130,032)	$(465,572)	$(275,505)

Earnings per share:
Basic and diluted loss per common share—as reported	$(2.33)	$(0.77)	$(2.76)	$(1.64)
Basic and diluted—pro forma loss per common share	$(2.33)	$(0.77)	$(2.76)	$(1.64)

Intangibles

The Company’s intangible assets are as follows:

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Management contract costs	$13,543	$(7,988)
Leasehold costs	223	(37)
Trade name costs	121,403	(39,523)

Total	$135,169	$(47,548)

Unamortized intangible assets:
Goodwill	$391

The aggregate amortization expense for the six months ended June 30, 2004 was $6,174.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The estimated amortization expense for the next five years is as follows:

Remainder of 2004	$3,806
2005	$7,581
2006	$7,574
2007	$6,942
2008	$6,875

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

Notes Receivable From Former Senior Executive Officers

The Company assumed note receivables from four former senior executive officers. As part of these senior executive officers’ amended employment contracts and separation agreements, the maturity dates of these notes were extended to dates ranging from July 2004 through April 2006. Two notes became due during the three months ended June 30, 2004 and were foreclosed upon and written-off and the associated shares of the Company’s class A common stock used as collateral for the notes were cancelled. These notes and related accrued interest were previously included in shareholders’ equity. As of June 30, 2004, the remaining promissory notes had an outstanding balance of $9,377, including accrued interest.

Recent Pronouncements—In January 2003, the FASB issued FIN 46. The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. The Company did not establish any variable interest entities after January 31, 2003. The Company adopted FIN 46 as of January 1, 2004. The Company believes that its interest in one management contract (Wyndham Anatole) is a VIE where the Company is the primary beneficiary, which requires consolidation under FIN 46 as of January 1, 2004. In the unlikely event that the Company terminated the management contract and all of the underlying assets related to this contract had no value, the Company estimates that its maximum exposure to loss would be approximately $90,561, representing the net carrying value of the Company’s initial investments in the management contract and the two previously issued notes receivable. However, the Company expects to recover the recorded amount of the investment in the Wyndham Anatole. See note 3 below for the condensed financial information of the Wyndham Anatole as of June 30, 2004.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if the Company liquidates the consolidated subsidiaries in which there exists a minority interest, the Company would be required to pay approximately $11,153 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $4,373.

Reclassification—Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or accumulated deficits.

2.    Disposition of Assets

During the six months ended June 30, 2004, the Company sold its investments in thirteen hotels and certain undeveloped land in separate transactions. The Company received net cash proceeds of approximately $60,733, after the repayment of mortgage debt of $101,189. The Company recorded a net gain of $1,144 as a result of these asset sales. Also, $49,464 of the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

On April 1, 2004, leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22,000, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

On June 14, 2004, the Company announced that The Ireland Companies have contracted to purchase and redevelop the former Wyndham Bonaventure Resort & Spa in Weston, Fla. The Ireland Companies, led by Thomas K. Ireland, the resort’s original developer, intends to redevelop the resort into 252 luxury residences through a $75 million redevelopment, complete with the addition of a 48,000-square-foot Golden Door® spa—Wyndham’s largest spa and the first Golden Door on the East Coast. The two parties will also enter into an agreement for Wyndham to manage the resort. The new project, the Wyndham Resort & Golden Door Spa at Weston, Florida, will be redeveloped over a period of 18 months, with renovations planned to begin September 2004 and expected to be completed in late 2005. This hotel is classified as held for sale at June 30, 2004 and the operations are included in discontinued operations for the three and six month periods ended June 30, 2004 and 2003.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

On June 25, 2004, the Company announced that it has entered into a definitive agreement with Highland Hospitality Corporation to sell four hotel properties for approximately $227 million. All net proceeds from the sale will be used to pay down debt. The agreement outlines the sale of two non-proprietary assets and two non-strategic Wyndham-branded assets. The transaction is expected to close in the third quarter of 2004 and the two Wyndham-branded assets will be re-branded to a third party brand. These hotels are classified as held for sale at June 30, 2004 and their operations are included in discontinued operations for the three and six month periods ended June 30, 2004 and 2003.

On August 3, 2004, the Company announced that it has entered into a definitive agreement with Lone Star U.S. Acquisitions LLC to sell seven hotel properties. Four non-proprietary and three Wyndham-branded assets are included in the sale. All seven assets will continue to be managed by the Company pursuant to a new management services agreement, as well as retain their respective brand flags. The transaction is expected to close in the fourth quarter of 2004 and the net proceeds from the sale will be used to pay down debt. These hotels are classified as held for sale at June 30, 2004 and their operations are included in discontinued operations for the three and six month periods ended June 30, 2004 and 2003.

The Company has developed a strategic plan to sell 33 non-strategic assets in de-leveraging transactions and will use the proceeds to reduce debt and overall leverage. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. As a result of this plan, the Company recorded a $301 million asset impairment based upon the expected net proceeds to be received. Of the assets included in the plan, 30 assets will continue to be held for use until such time as the Company can determine that they will be sold within a 12 month period. The remaining assets were previously and will continue to be classified as held for sale.

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

The Wyndham Anatole management contract met the FIN 46 criteria for consolidation into Wyndham’s financial statements due to the requirement that Wyndham reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to Wyndham being exposed to the majority of the risks of loss. In July 2004, $2.3 million was drawn against this letter of credit. The Company estimates that during 2004 the total shortfall could range from $5 million to $7 million. Even though Wyndham’s risk of loss is limited solely to the $21 million, the Company’s projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss.

The Company consolidated the Wyndham Anatole as of and for the six months ended June 30, 2004. This consolidation results in an increase of $314.5 million in consolidated Wyndham assets. Wyndham’s balance sheet also reflects the Wyndham Anatole mortgage debt and capital lease obligations of $170.3 million even though Wyndham is not a party to nor guarantor of this debt or capital lease obligations. Wyndham’s net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Condensed financial information of the Wyndham Anatole:

Condensed Balance Sheet

June 30, 2004
ASSETS

Cash and cash equivalents	$525
Restricted cash	7,182
Accounts receivable, net of allowance for doubtful accounts of $658 in 2004	36,729
Investment in real estate and related improvements, net of accumulated depreciation of $26,310 in 2004	268,120
Other assets	1,921

Total assets	$314,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$4,779
Accrued payroll costs	2,108
Accrued insurance and property taxes	2,295
Other liabilities	4,684
Advance deposits	667
Intercompany items	90,561
Mortgage debt and capital lease obligations	170,291
Minority interest	39,092
Wyndham equity	—

Total liabilities and shareholders’ equity	$314,477

Condensed Statement of Operations:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues:
Room revenues	$9,822	$23,241
Food and beverage revenues	12,137	29,362
Other hotel revenues	1,999	3,678

Total revenues	23,958	56,281

Expenses:
Room expenses	2,197	5,276
Food and beverage expenses	7,189	15,945
Other hotel expenses	7,683	15,986

Total hotel expenses	17,069	37,207
Interest expense	3,208	6,403
Depreciation and amortization	2,490	4,713

Total expenses	22,767	48,323

Income before intercompany items and minority interest	1,191	7,958
Intercompany items	727	1,456
Minority interest	(1,918)	(9,414)

Net income attributable to Wyndham equity	$—	$—

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

4.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of June 30, 2004 and December 31, 2003 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	June 30, 2004	December 31, 2003	Amortization		Interest Rate	Maturity
Revolving credit facility I	$—	$4,081	None		LIBOR + 3.75%	June 30, 2004(1)
Revolving credit facility II	—	—	None		LIBOR + 3.75%	June 30, 2004
Revolving credit facility III	—	—	None		LIBOR + 4.75%	April 1, 2006(1)
Revolving credit facility IV	121,556	160,051	None		LIBOR + 5.75%	April 1, 2006(1)
Term loans I	1,017,794	1,051,369		(2)	LIBOR + 5.75%(3)	June 30, 2006
Term loans II	332,172	343,284		(4)	LIBOR + 5.75%	April 1, 2006(1)
Increasing rate loans	—	15,165	None		LIBOR + 4.75%	June 30, 2004(1)
Lehman Brothers Holdings Inc. II	174,011	175,184		(5)	LIBOR + 1.8%	August 10, 2005
Lehman Brothers Holdings Inc. III	39,055	39,339		(6)	8.0%(6)	September 10, 2005
Lehman Brothers Holdings Inc. IV	391,357	397,353		(7)	7.48%(7)	July 8, 2005
Lehman Brothers Holdings Inc. (Condado)	93,567	94,369		(8)	LIBOR + 4.25%(8)	November 9, 2005
CSFB Pool	35,000	—	None		LIBOR + 1.2%	July 9, 2006(9)
Metropolitan Life Insurance	—	93,492		(10)	8.08%	October 1, 2007
Other mortgage notes payable(11)	251,776	269,885	Various		(12)	(12)
Unsecured financing	1,509	1,509	None		10.5%	May 15, 2006
Capital lease obligations	38,841	36,878
Capital lease obligations (Wyndham Anatole)	739	—
Cigna Insurance (Wyndham Anatole)	169,552	—		(13)	7.48%	August 1, 2011

	$2,666,929	$2,681,959
Less current portion:
Mortgage debt-assets held for sale	(16,814)	(118,133)
Current portion of borrowings	(432,807)	(292,661)

Long term debt	$2,217,308	$2,271,165

(1)	The Company entered into amendments and restatements of its senior credit facilities. The consenting lenders’ maturity dates for the revolving credit facility and the term loans II were extended to April 1, 2006. The non-consenting lenders’ debt of approximately $19,000 which was due on June 30, 2004, was repaid on May 12, 2004.

(2)	A principal payment of $5,000 is to be paid each six months until the final payment of principal which is due on June 30, 2006.

(3)	1% of the interest rate spread is deferred and payable at maturity.

(4)	A principal payment of 0.5% of the outstanding principal balance is to be paid each six months until the final payment of the principal which is due on April 1, 2006.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

(5)	The loan is collateralized by four hotel properties with a net book value of $212,357 as of June 30, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control.

(6)	The loan is collateralized by three hotel properties with a net book value of $101,977 as of June 30, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.

(7)	The loan is collateralized by seventeen hotel properties with a net book value of $548,876 as of June 30, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. The current spread is 4.98% and LIBOR is less than 2.5%, which results in a current interest rate of 7.48%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.

(8)	The loan is collateralized by one hotel with a net book value of $94,825 as of June 30, 2004. The interest rate has a 2% LIBOR floor. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control.

(9)	The loan is collateralized by four hotel properties with a net book value of $106,695 as of June 30, 2004. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control.

(10)	The hotels were sold on January 30, 2004, and the debt was assumed in full by the purchaser.

(11)	The loans are collateralized by seven hotel properties and a parcel of land with a net book value of $556,703 as of June 30, 2004.

(12)	Interest rates range from fixed rates of 9.08% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 4.5%. The mortgages have a weighted average interest rate as of June 30, 2004 of 4.92%. Maturity dates range from 2005 through 2023.

(13)	The loan is collateralized by the Anatole hotel with a net book value of $268,120 as of June 30, 2004. The Company is not party to nor guarantor of this loan. (See note 3 of the Condensed Consolidated Financial Statements).

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at June 30, 2004 are as follows:

Year	Amount
Remainder of 2004	$10,963	(1)
2005	880,550	(2)
2006	1,520,911	(3)
2007	21,314
2008	7,980
2009 and thereafter	225,211

Total	$2,666,929	(4)

(1)	In April 2004, the Company extended the last mortgage maturing in 2004. Remaining amounts due in 2004 are normal principal amortization.

(2)	The Company can elect to extend $741,165 ($484,924 for three additional twelve month periods and $256,241 for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control.) The remaining maturities represent $139,385 related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. The Company believes it will be able to refinance these two loans prior to maturity.

(3)	The Company can elect to extend $35,000 for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control.

(4)	The Wyndham Anatole debt of $170,300 is included, however, the Company is not a party to nor guarantor of this debt (see note 3 of the condensed consolidated financial statements).

On April 30, 2004, the Company extended an $18,000 mortgage secured by one hotel, after paydown of $6.3 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

On June 22, 2004, the Company completed a $35,000 mortgage financing secured by four hotel properties. The loan which was made by Credit Suisse First Boston Inc., bears interest at LIBOR plus 1.2% and has an initial maturity date of July 9, 2006. The Company may extend the maturity date of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control.

5.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At June 30, 2004, the estimated fair value of the interest rate hedges represented a liability of $30,782.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The following table represents the derivatives in place as of June 30, 2004:

	Notional Amount	Maturity Date	Swap Rate		Cap Rate		Floor Rate		Trigger Level		Fair Value
Type of Hedge:
Interest Rate Cap (4)	$174,011	08/10/2005	n/a		7.25%		n/a		n/a		$1
Interest Rate Cap (5)	18,990	07/03/2004	n/a		6.50%		n/a		n/a		—
Interest Rate Cap (5)	27,680	07/03/2004	n/a		7.10%		n/a		n/a		—
Interest Rate Cap (5)	42,760	07/03/2004	n/a		8.10%		n/a		n/a		—
Interest Rate Cap (5)	42,760	07/03/2004	n/a		9.70%		n/a		n/a		—
Interest Rate Cap (4)	25,275	08/02/2004	n/a		8.50%		n/a		n/a		—
Structured Collar (5)	180,000	11/04/2004	n/a		6.60	%(1)	5.65	%(2)	n/a		(3,802)
Interest Rate Cap (4)	773	07/01/2005	n/a		9.75%		n/a		n/a		—
Interest Rate Cap (4)	106,000	07/01/2005	n/a		9.75%		n/a		n/a		—
Interest Rate Cap (4)	271,442	07/09/2005	n/a		3.50	%-4.25%(3)	n/a		n/a		54
Interest Rate Cap (4)	148,059	07/09/2005	n/a		3.50	%-4.25%(3)	n/a		n/a		30
Interest Rate Cap (5)	20,000	09/10/2004	n/a		7.00%		n/a		n/a		—
Interest Rate Cap (5)	13,000	09/10/2004	n/a		7.00%		n/a		n/a		—
Interest Rate Cap (5)	7,000	09/10/2004	n/a		7.00%		n/a		n/a		—
Interest Rate Cap (5)	93,431	11/15/2005	n/a		5.75%		n/a		n/a		31

	$1,171,181										$(3,686)

Interest Rate Swap (5)	$27,305	09/30/2005	4.62%		N/a		n/a		n/a		$175
Interest Rate Swap (5)	26,849	12/31/2005	7.00%		N/a		n/a		5.61%		(92)
Interest Rate Swap (5)	13,888	04/30/2005	4.24%		6.5%		n/a		5.50%		(324)
Interest Rate Swap (5)	43,125	08/01/2005	4.36	%-5.25%	7.85%		n/a		5.75%		(1,475)
Interest Rate Swap (5)	150,000	03/06/2005	6.10	%-6.75%	N/a		n/a		7.00	%-8.50%	(5,443)
Interest Rate Swap (5)	550,000	03/07/2005	6.10	%-6.75%	N/a		n/a		7.00	%-8.50%	(19,937)

	$811,167										$(27,096)

Total Caps and Swaps	$1,982,348										$(30,782)

(1)	If on the first day of each calculation period LIBOR is greater than or equal to 8% but less than 9.5%, the cap rate shall not be effective. If on the first day of each calculation period, LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%.

(2)	If on the first day of each calculation period, LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%.

(3)	3.5% is the first year cap rate and 4.25% is the second year cap rate.

(4)	Effective derivatives (See paragraph “ Accounting for Derivatives and Hedging Activities” on page 18).

(5)	Ineffective derivatives (See paragraph “ Accounting for Derivatives and Hedging Activities” on page 18).

For the three months ended June 30, 2004, the Company recorded a gain of $16,453 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a charge of $20 (net of taxes of $14) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended June 30, 2004, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $12,566 in settlement payments for the ineffective hedges during the three months ended June 30, 2004.

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

(in thousands, except share amounts)

(unaudited)

6.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(353,233)	$(91,513)	$(382,668)	$(198,925)
Change in unrealized gain (loss) on securities held for sale	(6)	1,323	19	1,140
Change in unrealized foreign exchange gain (loss)	911	(12)	1,653	(39)
Change in unrealized gain on derivative instruments	5	1,115	272	3,634

Total comprehensive income	$(352,323)	$(89,087)	$(380,724)	$(194,190)

7.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended June 30,
	2004(1)	2003(1)
Loss from continuing operations	$(316,277)	$(26,383)
Loss from discontinued operations	(36,956)	(65,130)
Preferred stock dividends	(41,622)	(38,509)

Net loss attributable to common shareholders	$(394,855)	$(130,022)

Weighted average number of shares outstanding	169,361	168,079

Loss per common share:
Loss from continuing operations	$(2.11)	$(0.39)
Loss from discontinued operations	(0.22)	(0.38)

Loss per common share	$(2.33)	$(0.77)

(1)	For the three months ended June 30, 2004, the dilutive effect of unvested stock grants of 11,458, options to purchase 15,186 shares of common stock at prices ranging from $0.20 to $30.40 and 175,799 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended June 30, 2003, the dilutive effect of unvested stock grants of 13,264, options to purchase 14,282 shares of common stock at prices ranging from $0.24 to $30.40 and 160,378 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

	Six Months Ended June 30,
	2004(1)	2003(1)
Loss from continuing operations	$(341,359)	$(46,983)
Loss from discontinued operations	(41,309)	(151,942)
Preferred stock dividends	(82,435)	(76,308)

Net loss attributable to common shareholders	$(465,103)	$(275,233)

Weighted average number of shares outstanding	168,808	168,042

Loss per common share:
Loss from continuing operations	$(2.51)	$(0.73)
Loss from discontinued operations	(0.25)	(0.91)

Loss per common share	$(2.76)	$(1.64)

(1)	For the six months ended June 30, 2004, the dilutive effect of unvested stock grants of 12,276, options to purchase 15,186 shares of common stock at prices ranging from $0.20 to $30.40 and 175,799 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2003, the dilutive effect of unvested stock grants of 13,345, options to purchase 14,282 shares of common stock at prices ranging from $0.24 to $30.40 and 160,378 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

8.    Commitments and Contingencies:

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the Company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

discovery. The Court has not yet certified a class. The Company intends to defend the suits vigorously. These suits may not be resolved for a number of years and it is not possible to predict the ultimate cost to the Company.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. The Company has entered into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and Court approval. Pursuant to the memorandum of understanding, the Company shall pay $2,500 in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2,500 on or before the second anniversary of the final Court approval. As of June 30, 2004, the Company has an adequate reserve to cover the cost of the settlement.

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

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10,000. The Company has answered this complaint, but no formal discovery has been taken yet and the court has not yet certified a class. The Company anticipates vigorously defending this lawsuit. Because class certification has not yet been sought or approved, it is not possible to predict the ultimate exposure to the Company.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The parties conducted an early mediation of this matter and have agreed to the terms of a settlement, which has been approved by the court. The settlement would require us to pay up to $2,500 to the plaintiffs. The Company has adequate reserves to cover the amount to be paid. The Company anticipates concluding the settlement process before the end of the third calendar quarter of 2004.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, § 152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although we intend to vigorously defend against these complaints, we have nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose information regarding complaints made to it, it remains unclear exactly who the complainants are, how many complainants are involved, and what the complaints allege. As such, it is impossible at this time to determine the exposure Wyndham could face in these matters. By letter dated July 2, 2004, an attorney notified Wyndham’s Westborough location that she represented “a number” of the complaining employees at that location. Wyndham’s Massachusetts counsel intends to meet with the attorney during the second week of August, 2004 in order to more fully discuss her clients’ complaint.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

During the three months ended June 30, 2004, the Company issued stock dividends of approximately 269,375 shares of series A and series B preferred stock with a value of $26,938. The Company deferred payment of the cash portion of the dividends of approximately $7,305. In addition, the Company issued an additional stock dividend of 73,791 shares of series A and series B preferred stock with a value of $7,379 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of June 30, 2004.

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

As of June 30, 2004, the deferred payments of the cash portion of the preferred stock dividend totaling approximately $87,712 have been accrued.

10.    Segment Reporting:

The Company classifies its business into proprietary owned brands and non-proprietary brand hotel divisions, under which it manages the business. Wyndham is the brand umbrella under which all of its proprietary products are marketed.

Description of reportable segments

The Company’s three reportable segments are: Wyndham branded properties, non-proprietary branded hotel properties and other.

•	The Wyndham branded properties are: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels®, and Summerfield Suites® by Wyndham. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries, laundry and room service. Summerfield Suites® by Wyndham offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two bedroom, two bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

•	Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Marriott®, Radisson® and Hyatt®.

•	Other includes management fee and service fee income, interest and other income, general and administrative costs, interest expense, depreciation and amortization and other charges. General and administrative costs, interest expense and depreciation and amortization are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The total revenue and operating income (loss) for each segment for the three and six months ended June 30, 2004 and 2003 are as follows:

Three months ended June 30, 2004	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$285,045	$37,644	$4,616	$327,305
Operating income (loss)	74,684	7,948	(399,685)	(317,053)

Three months ended June 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$247,121	$34,962	$5,359	$287,442
Operating income (loss)	61,000	6,925	(110,880)	(42,955)

Six months ended June 30, 2004	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$593,381	$72,534	$9,850	$675,765
Operating income (loss)	165,568	13,941	(510,091)	(330,582)

Six months ended June 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$515,762	$69,749	$11,034	$596,545
Operating income (loss)	140,522	13,302	(233,151)	(79,327)

The following table represents revenue information by geographic area for the three and six months ended June 30, 2004 and 2003, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended June 30, 2004
	United States	International	Total
Revenues	$319,833	$7,472	$327,305

	Three Months ended June 30, 2003
	United States	International	Total
Revenues	$281,050	$6,392	$287,442

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

	Six Months ended June 30, 2004
	United States	International	Total
Revenues	$659,944	$15,821	$675,765

	Six Months ended June 30, 2003
	United States	International	Total
Revenues	$582,405	$14,140	$596,545

11.    Supplemental Cash Flow Disclosure:

During the three months ended June 30, 2004, the Company issued a stock dividend of 269,375 shares of series A and series B preferred stock with a value of $26,938. The Company deferred payment of the cash portion of the dividend of approximately $7,305. In addition, the Company issued an additional stock dividend of 73,791 shares of series A and series B preferred stock with a value of $7,379 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of June 30, 2004.

During the three months ended June 30, 2004, the Company recorded a reduction to the accrual of $16,487 as a result of the change in the fair value of the ineffective derivatives with the offset recognized as a net gain of $16,453 and an increase to other comprehensive income of $20 (net of taxes of $14) for the change in the fair value of the effective derivatives. Also, in the second quarter of 2004, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

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

During the three months ended March 31, 2004, the Company recorded a reduction to the accrual of $9,357 as a result of the change in the fair value of the ineffective derivatives with the offset recognized as a net gain of $9,516 and an increase to other comprehensive income of $149 (net of taxes of $99) for the change in the fair value of the effective derivatives. Also, in the first quarter of 2004, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

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

Results of operations:

General

As of June 30, 2004, we had 84 owned and leased hotels with approximately 25,340 guestrooms as compared to 110 owned and leased hotels with approximately 30,900 guestrooms at June 30, 2003. This decrease was a result of hotels sold and leases terminated during that twelve month period. As of June 30, 2004, we managed 27 hotels and franchised 47 hotels as compared to 26 managed hotels and 67 franchised hotels at June 30, 2003. The decrease in franchised hotels was primarily the result of the termination of 20 Hospitality Properties Trust (HPT) franchises. In addition, we have a strategic alliance with a third party for 6 hotels with over 1,900 guestrooms.

We continue to sell our non-strategic assets and use the proceeds to reduce debt. At June 30, 2004, we had approximately $342 million of assets classified as held for sale. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

On April 30, 2004, we extended an $18 million mortgage secured by one hotel, after a principal reduction of $6.3 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

On June 22, 2004, we completed a $35 million mortgage financing secured by four hotel properties with Credit Suisse First Boston Inc. The loan bears interest at LIBOR plus 1.2% and has an initial maturity date of July 9, 2006. We may extend the maturity date of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within our control.

During the remainder of 2004, we have scheduled principal payments and debt maturities of approximately $11 million. This amount is the remaining normal principal amortization due in 2004. Adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments. The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

We adopted FIN 46 as of January 1, 2004. Pursuant to the adoption of FIN 46, we evaluated our joint ventures, management and franchise contracts to determine whether any agreements qualify as a VIE and whether, as such, meet the criteria of a primary beneficiary. We identified the Wyndham Anatole management contract as a VIE and we were identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract met the FIN 46 criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to us being exposed to the majority of the risks of loss. In July 2004, $2.3 million was drawn against this letter of credit. We estimate that during 2004 the shortfall could range from $5 to $7 million. Even though our risk of loss is limited solely to the $21 million, our projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss. The consolidation results in an increase of $314.5 million in our consolidated assets. Our balance sheet also reflects the Wyndham Anatole mortgage debt and capital lease obligations of $170.3 million even though we are not a party to nor guarantor of this debt. Our net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

Results of Operations: Three months ended June 30, 2004 compared with the three months ended June 30, 2003

Our room revenues were $176.4 million and $153.2 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room revenues during the three months ended June 30, 2004 was $9.8 million. Excluding the Wyndham Anatole, our room revenues increased by approximately $13.4 million. Occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, increased 5.3%, 3.1% and 8.6%, respectively, for the three months ended June 30, 2004 as compared to the same period in 2003. The increase in occupancy, ADR and RevPAR can be attributed to an increasing demand in the leisure group, corporate and brand internet segments of our business as a result of the recovering economy.

Our food and beverage revenues were $106.6 million and $91.1 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage revenues during the three months ended June 30, 2004 was approximately $12.1 million. Excluding the Wyndham Anatole, our food and beverage revenues increased by approximately $3.4 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increase is primarily attributable to increased occupancy, stronger outlet results and an increasing banquet and catering business.

Our other hotel revenues were $39.7 million and $37.8 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our other hotel revenues during the three months ended June 30, 2004 was approximately $2.0 million. Excluding the Wyndham Anatole, our other hotel revenues were flat for the three months ended June 30, 2004 as compared to the same period in 2003.

Our room expenses were $43.6 million and $39.1 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room expenses during the three months ended June 30, 2004 was approximately $2.2 million. Excluding the Wyndham Anatole, our room expenses increased approximately $2.3 million for the three months ended June 30, 2004 as compared to the same period in 2003. The overall increase in our room expenses is attributable to increases in labor costs and operating supplies associated with the 5.3% increase in occupancy.

Our food and beverage expenses were $70.8 million and $61.2 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage expenses during the three months ended June 30, 2004, was approximately $7.2 million. Excluding the Wyndham Anatole, our food and beverage expenses increased approximately $2.4 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increase consists of increases in food and beverage product costs, operating supplies and labor costs related to the increased cover counts served.

Our other hotel expenses were $125.6 million and $113.9 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of other hotel expenses during the three months ended June 30, 2004 was approximately $7.7 million. Excluding the Wyndham Anatole, our other hotel expenses increased approximately $4 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increase is attributable to higher maintenance and utility costs and higher other minor operating expenses.

Our management fee and service fee income was $4.1 million and $4.4 million for the three months ended June 30, 2004 and 2003, respectively. Our management fee and service fee income was essentially flat for the three months ended June 30, 2004 as compared to the same period in 2003 because of comparable hotel revenue upon which the fees were based.

Our interest and other income was $528,000 and $929,000 for the three months ended June 30, 2004 and 2003, respectively. The decrease is mainly attributable to the reductions of our note receivables from the Wyndham Anatole subsequent to June 30, 2003 due to the consolidation of the Wyndham Anatole.

Our general and administrative expenses were $16.1 million for both three month periods ended June 30, 2004 and 2003, respectively. The general and administrative expenses were flat as there were no significant changes in our general and administrative structure during the three months ended June 30, 2004 as compared to the same period in 2003.

Our interest expense was $50.4 million and $45.8 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the interest expense during the three months ended June 30, 2004 was approximately $3.2 million. Excluding the Wyndham Anatole, our interest expense increased approximately $1.4 million for the three months ended June 30, 2004 as compared to the same period in 2003. While our total debt has decreased, interest rates on certain debt has increased due to recent amendments and refinancings. At June 30, 2004 and 2003, we had approximately $2.7 billion (includes $170.3 million in Wyndham Anatole debt) and $2.8 billion of debt, respectively. The one-month LIBOR rate was 1.37% as of June 30, 2004 and 1.12% as of June 30, 2003. Our weighted average interest rate for the three months ended June 30, 2004 was 6.29% as compared to 5.88% for the three months ended June 30, 2003.

Our depreciation and amortization expense was $41.8 million and $44.8 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the three months ended June 30, 2004, was approximately $2.5 million. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $5.5 million for the three months ended June 30, 2004 as compared to the same period in 2003. This decrease is primarily attributable to certain assets becoming fully depreciated subsequent to the three months ended June 30, 2003.

The income tax benefit was $2.4 million and $59 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in the income tax benefit is due to the recording of a valuation allowance against our net operating loss generated in the three months ended June 30, 2004 as compared to the same period in 2003. In addition, the provision for income taxes was effected by two related items, a $120.4 million tax benefit resulting from a $301 million impairment loss and a $120.4 million valuation allowance against this tax benefit. Accordingly, we received no tax benefit from this impairment loss. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interest in consolidated subsidiaries was $1.9 million and $291,000 for the three months ended June 30, 2004 and 2003, respectively. The primary reason for the increase in minority interest is the consolidation of the Wyndham Anatole during the three months ended June 30, 2004.

For the three months ended June 30, 2004, we recorded a gain of $16.5 million as compared to a gain of $6.2 million for the three months ended June 30, 2003 for the change in the fair value of the ineffective interest rate hedge contracts. In addition, reductions of $20,000 (net of taxes of $14,000) and $225,000 (net of taxes of $150,000) were recorded against other comprehensive income for the three months ended June 30, 2004 and 2003, respectively, for the change in the fair value of the effective derivatives. Also, during the three months ended June 30, 2004 and 2003, we paid $12.6 million and $12.2 million, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $890,000 (net of taxes of $594,000) and $890,000 (net of taxes of $594,000) for the three months ended June 30, 2004 and 2003, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Impairment loss was $298.4 million and $2 million for the three months ended June 30, 2004 and 2003, respectively. The impairment loss for the three months ended June 30, 2004 is due to the write-down of assets held for use. We have developed a strategic plan to sell 33 non-strategic assets in de-leveraging transactions and will use the proceeds to reduce debt and overall leverage. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. Of the assets included in the plan, 30 assets will continue to be held for use until such time as we can determine that they will be sold within a 12 month period. The remaining assets were previously and will continue to be classified as held for sale. The impairment loss for the three months ended June 30, 2003, was a pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary in the quarter ended June 30, 2003, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Loss from discontinued operations was $37.2 million and $108.5 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in loss is attributable to the decrease in the loss from operations of discontinued hotels of $6.7 million; the decrease in impairment charges of $20.3 million; and the write-off of the remaining book value of the terminated leases of $46.9 million in 2003. These decreases were offset by a reduction in the gain on sale of assets of $2.6 million.

Our resulting net loss for the three months ended June 30, 2004 and 2003 was $353.2 million and $91.5 million, respectively.

Results of Operations: six months ended June 30, 2004 compared with the six months ended June 30, 2003

Our room revenues were $362.2 million and $319.1 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room revenues during the six months ended June 30, 2004 was $23.2 million. Excluding the Wyndham Anatole, our room revenues increased by approximately $20 million. Occupancy, ADR, and RevPAR, increased 4.6%, 1.6% and 6.3%, respectively, for the six months ended June 30, 2004 as compared to the same period in 2003. The increase in occupancy, ADR and RevPAR can be attributed to an increasing demand in the leisure group, corporate and brand internet segments of our business as a result of the recovering economy.

Our food and beverage revenues were $217.2 million and $181.8 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage revenues during the six months ended June 30, 2004 was approximately $29.4 million. Excluding the Wyndham Anatole, our food and beverage revenues increased by approximately $6 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increase is primarily attributable to increased occupancy, stronger outlet results and an increasing banquet and catering business.

Our other hotel revenues were $86.5 million and $84.7 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our other hotel revenues during the six months ended June 30, 2004 was approximately $3.7 million. Excluding the Wyndham Anatole, our other hotel revenues decreased approximately $2 million for the six months ended June 30, 2004 as compared to the same period in 2003. The decrease is primarily attributable to the decline in communication revenues, a change in our customer mix which produced less ancillary revenue, decreases in other minor operating revenues and reduced group cancellation revenues throughout our owned and leased hotel portfolio.

Our room expenses were $87.5 million and $78.3 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room expenses during the six months ended June 30, 2004 was approximately $5.3 million. Excluding the Wyndham Anatole, our room expenses increased approximately $3.8 million for the six months ended June 30, 2004 as compared to the same period in 2003. The overall increase in our room expenses is attributable to increases in labor costs and operating supplies associated with the 4.6% increase in occupancy.

Our food and beverage expenses were $143 million and $123.1 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage expenses during the six months ended June 30, 2004, was approximately $15.9 million. Excluding the Wyndham Anatole, our food and beverage expenses increased approximately $4 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increase consists of increases in food and beverage product costs, operating supplies and labor costs related to the increased cover counts served.

Our other hotel expenses were $256 million and $230.3 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of other hotel expenses during the six months ended June 30, 2004 was approximately $16 million. Excluding the Wyndham Anatole, our food and beverage expenses increased approximately $9.7 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increase is attributable to higher maintenance and utility costs and higher other minor operating expenses.

Our management fee and service fee income was $8.8 million and $8.9 million for the six months ended June 30, 2004 and 2003, respectively. Our management fee and service fee income was essentially flat for the six months ended June 30, 2004 as compared to the same period in 2003 because of comparable hotel revenue upon which the fees were based.

Our interest and other income was $1 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively. The decrease is mainly attributable to the reductions of our note receivables from the Wyndham Anatole subsequent to June 30, 2003 due to the consolidation of the Wyndham Anatole.

Our general and administrative expenses were $30.7 million and $34.4 million for the six months ended June 30, 2004 and 2003, respectively. The decrease is primarily a result of reductions in receivable write-offs of $4.7 million and reductions in litigation settlement accruals of $2 million. These reductions were offset by increases in the incentive bonus accrual of $873,000, increases in salaries and wages of $1.1 million and increases in legal expenses of $1.1 million.

Our interest expense was $103.6 million and $89 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the interest expense during the six months ended June 30, 2004 was approximately $6.4 million. Excluding the Wyndham Anatole, our interest expense increased approximately $8.2 million for the six months ended June 30, 2004 as compared to the same period in 2003. While our total debt has decreased, interest rates on certain debt have increased due to recent amendments and refinancings. At June 30, 2004 and 2003, we had approximately $2.7 billion (includes $170.3 million in Wyndham Anatole debt) and $2.8 billion of debt, respectively. The one-month LIBOR rate was 1.37% as of June 30, 2004 and 1.12% as of June 30, 2003. Our weighted average interest rate at June 30, 2004 was 6.29% as compared to 5.88% at June 30, 2003.

Our depreciation and amortization expense was $85.4 million and $90.7 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the six months ended June 30, 2004, was approximately $4.7 million. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $10 million for the six months ended June 30, 2004 as compared to the same period in 2003. This decrease is primarily attributable to certain assets becoming fully depreciated subsequent to the six months ended June 30, 2003.

The income tax provision was $2.9 million for the six months ended June 30, 2004 as compared to an income tax benefit of $133.3 million for the six months ended June 30, 2003. The increase in the income tax provision is due to the recording of a valuation allowance against our net operating loss generated in the six months ended June 30, 2004 as compared to the same period in 2003. In addition, the provision for income taxes was effected by two related items, a $120.4 million tax benefit resulting from a $301 million impairment loss and a $120.4 million valuation allowance against this tax benefit. Accordingly, we received no tax benefit from this impairment loss. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interest in consolidated subsidiaries was $9.5 million and $342,000 for the six months ended June 30, 2004 and 2003, respectively. The primary reason for the increase in minority interest is the consolidation of the Wyndham Anatole during the six months ended June 30, 2004.

For the six months ended June 30, 2004, we recorded a gain of $26 million as compared to a gain of $7.9 million for the six months ended June 30, 2003 for the change in the fair value of the ineffective interest rate hedge contracts. In addition, reductions of $128,000 (net of taxes of $85,000) and $1.5 million (net of taxes of $1 million) were recorded against other comprehensive income for the six months ended June 30, 2004 and 2003, respectively, for the change in the fair value of the effective derivatives. Also, during the six months ended June 30, 2004 and 2003, we paid $24.9 million and $23.6 million, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $1.8 million (net of taxes of $1.2 million) and $2 million (net of taxes of $1.4 million) for the six months ended June 30, 2004 and 2003, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

Impairment loss was $298.4 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively. The impairment loss for the six months ended June 30, 2004 is due to the write-down of assets held for use. We have developed a strategic plan to sell 33 non-strategic assets in de-leveraging transactions and will use the proceeds to reduce debt and overall leverage. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. Of the assets included in the plan, 30 assets will continue to be held for use until such time as we can determine that they will be sold within a 12 month period. The remaining assets were previously will continue to be classified as held for sale. The impairment loss for the six months ended June 30, 2003, was the write-down of assets held for sale and a pre-tax charge related to the decline in value of certain equity securities held by us. The decline in value of the securities was deemed to be other-than-temporary during the six months ended June 30, 2003, thus requiring an earnings charge, primarily based on the length of time the securities have traded below cost.

Loss from discontinued operations was $41 million and $253.2 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in loss is attributable to the decrease in the loss from operations of discontinued hotels of $18 million; the decrease in impairment charges of $46.6 million; and the write-off of the remaining book value of the terminated leases of $151.2 million in 2003. These decreases were offset by a reduction in the gain on sale of assets of $3.6 million.

Our resulting net loss for the six months ended June 30, 2004 and 2003 was $382.7 million and $198.9 million, respectively.

Results of reporting segments:

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties, (2) non-proprietary branded hotel properties and (3) other.

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 87.1% and 86% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Total revenue for this segment was $285 million compared to $247.1 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our total revenues during the three months ended June 30, 2004 was $24 million. Operating income for this segment was $74.7 million compared to $61 million for the three months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the operating income during the three months ended June 30, 2004, was approximately $6.9 million. Excluding the Wyndham Anatole, our revenue increased approximately $14 million and operating income increased approximately $6.8 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 5%, 3.3% and 8.5%, respectively, as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Radisson®, and Hyatt®, represented approximately 11.5% and 12.2% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Total revenue for this segment was $37.6 million compared to $35 million for the three months ended June 30, 2004 and 2003, respectively. Operating income for this segment was $7.9 million and $6.9 million for the three months ended June 30, 2004 and 2003, respectively. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 6.2%, 2.3% and 8.6%, respectively, as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $4.6 million and $5.4 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in this segment’s revenue was primarily the result of reductions in note receivables from the Wyndham Anatole subsequent to June 30, 2003 due to the consolidation of the Wyndham Anatole. Operating losses for this segment were $399.7 million and $110.9 million for the three months ended June 30, 2004 and 2003, respectively. The increase was primarily due to the following: increases in interest expense of $4.6 million and increases in impairment on assets held for sale and use of $296.3 million. The increases were offset by reductions in management fees and interest income of $743,000, reductions in losses on derivative instruments of $9.9 million, and reductions in depreciation and amortization of $3.1 million.

For the six months ended June 30, 2004 compared with the six months ended June 30, 2003

Wyndham branded segment represented approximately 87.8% and 86.5% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. Total revenue for this segment was $593.4 million compared to $515.8 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our total revenues during the six months ended June 30, 2004 was $56.3 million. Operating income for this segment was $165.6 million compared to $140.5 million for the six months ended June 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the operating income during the six months ended June 30, 2004, was approximately $19.1 million. Excluding the Wyndham Anatole, our revenue increased approximately $21.3 million and operating income increased approximately $6 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 5.2%, 1.6% and 6.8%, respectively as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

The non-proprietary branded segment represented approximately 10.7% and 11.7% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. Total revenue for this segment was $72.5 million compared to $69.7 million for the six months ended June 30, 2004 and 2003, respectively. Operating income for this segment was $13.9 million and $13.3 million for the six months ended June 30, 2004 and 2003, respectively. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 2.2%, 1.2% and 3.5%, respectively as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $9.9 million and $11 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in this segment’s revenue was primarily the result of reductions in note receivables from the Wyndham Anatole subsequent to June 30, 2003 due to the consolidation of the Wyndham Anatole. Operating losses for this segment were $510.1 million and $233.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to the following: increases in the incentive bonus accrual of $873,000, increases in interest expense of $14.6 million, increases in salaries and wages of $1.1 million, increases in impairment on assets held for sale and use of $292.2 million, and increases in legal expenses of $1.1 million. The increases were offset by reductions in interest income of $1.1 million, reductions in losses on the sale of assets of $4.9 million, reductions in losses on derivative instruments of $17.2 million, reductions in receivable write-offs of $4.7 million, reductions in litigation settlement accrual of $2 million and reductions in depreciation and amortization of $5.3 million.

Recent Events

During the three months ended June 30, 2004, we sold our investments in two hotels and certain undeveloped land in separate transactions. We received net cash proceeds of approximately $2.8 million, after the repayment of mortgage debt of $4.8 million. We recorded a net gain of $2.2 million as a result of these asset sales. Also, $2.4 million of the net cash proceeds was used by us to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

On April 1, 2004, leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22,000, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

On June 14, 2004, we announced that The Ireland Companies have contracted to purchase and redevelop the former Wyndham Bonaventure Resort & Spa in Weston, Fla. The Ireland Companies, led by Thomas K. Ireland, the resort’s original developer, intends to redevelop the resort into 252 luxury residences through a $75 million redevelopment, complete with the addition of a 48,000-square-foot Golden Door® spa—Wyndham’s largest spa and the first Golden Door on the East Coast. The two parties will also enter into a long-term agreement for us to manage the resort. The new project, the Wyndham Resort & Golden Door Spa at Weston, Florida, will be redeveloped over a period of 18 months, with renovations planned to begin September 2004 and expected to be completed in late 2005.

On June 25, 2004, we announced that we have entered into a definitive agreement with Highland Hospitality Corporation to sell four hotel properties for approximately $227 million. All net proceeds from the sale will be used to pay down debt. The agreement outlines the sale of two non-proprietary assets and two non-strategic Wyndham-branded assets. The transaction is expected to close in the third quarter of 2004 and the two Wyndham-branded assets will be re-branded to a third party brand.

On July 2, 2004, Paul Fribourg resigned his position as a class C director due to time constraints. On July 7, 2004, Lee Hillman was appointed a class C director to fill the vacancy created by Mr. Fribourg’s resignation.

On August 3, 2004, we announced that we have entered into a definitive agreement with Lone Star U.S. Acquisitions LLC to sell seven hotel properties. Four non-proprietary and three Wyndham-branded assets are included in the sale. All seven assets will continue to be managed by us pursuant to a newly signed management services agreement, as well as retain their respective brand flags. The transaction is expected to close in the fourth quarter of 2004 and the net proceeds from the sale will be used to pay down debt.

We have developed a strategic plan to sell 33 non-strategic assets in de-leveraging transactions and will use the proceeds to reduce debt and overall leverage. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. Of the assets included in the plan, 30 assets will continue to be held for use until such time as we can determine that they will be sold within a 12 month period. The remaining assets were previously and will continue to be classified as held for sale.

Statistical Information

During the three and six months ended June 30, 2004, our portfolio of 84 owned and leased hotels experienced an increase in occupancy, ADR and REVPAR as compared to the three and six months ended June 30, 2003. The following table sets forth certain statistical information for the 84 owned and leased hotels for 2004 and 2003 as if the hotels were owned or leased for the entire periods presented.

	Three months ended June 30,						Six months ended June 30,
	Occupancy		ADR		REVPAR		Occupancy		ADR		REVPAR
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Wyndham Hotels & Resorts	80.4%	76.2%	$117.88	$114.20	$94.79	$87.04	77.5%	73.5%	$124.13	$122.40	$96.21	$89.93
Wyndham Luxury Resorts	77	80	236.47	217.40	182.18	173.94	76.6	76.9	263.6	250.67	201.98	192.77
Wyndham Garden Hotels	81.5	79.5	91.21	86.60	74.35	68.84	73.7	76.4	91.6	86.65	67.5	66.2
Summerfield Suites by Wyndham	86	84.7	98.22	95.91	85.06	81.80	84.9	80.8	96.63	95.13	82.08	76.9
Non-Proprietary Branded Hotels	62.1	58.5	91.23	89.17	56.68	52.17	59.7	58.4	92.05	90.94	54.96	53.09

Weighted average	76.0%	72.2%	$112.64	$109.23	$86.20	$78.88	73.2%	70.0%	$117.72	$115.83	$86.23	$81.13

Liquidity And Capital Resources

Our cash and cash equivalents as of June 30, 2004 were $75.8 million, inclusive of $525,000 in Wyndham Anatole cash; and our restricted cash was $108.5 million, inclusive of $7.2 million in Wyndham Anatole restricted cash. Our cash and cash equivalents as of June 30, 2003 were $52.5 million, and our restricted cash was $154.1 million. Restricted cash is comprised of furniture, fixture and equipment reserves, tax and insurance escrows, derivative collateral, deferred maintenance reserves and ground rent reserves.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $44.3 million and $36.7 million for the six months ended June 30, 2004 and 2003, respectively. The increase is due primarily to the increases in cash flows associated with the increase in RevPAR.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $166.7 million for the six months ended June 30, 2004, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels. Cash flows used in financing activities of $197.9 for the six months ended June 30, 2004 were primarily related to principal repayments made on our debt.

Cash flows provided by our investing activities were $62.4 million for the six months ended June 30, 2003, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels and changes in our restricted cash reserves during the period. Cash flows used in financing activities of $83.8 million for the six months ended June 30, 2003 were primarily related to principal payments made on our debt offset by borrowings under the current facility and distributions made to limited partners.

Credit Facilities

As of June 30, 2004, we had approximately $121.6 million outstanding under our revolving credit facility, $1 billion outstanding on term loan I and $332.2 million outstanding on term loan II. Additionally, we had outstanding letters of credit totaling $72 million. Also, as of June 30, 2004, we had $1.2 billion of mortgage debt outstanding that encumbered 37 hotels and capital leases and other debt of $39.6 million, resulting in total indebtedness of approximately $2.7 billion. Included in the total indebtedness is approximately $16.8 million of debt associated with assets held for sale and $170.3 million in mortgage debt and capital lease obligations associated with the Wyndham Anatole of which we are not a party to nor guarantor of the debt or capital lease obligation. (See note 3 of the Condensed Consolidated Financial Statements). As of June 30, 2004, we had approximately $226.4 million in liquidity. Our liquidity is defined as revolver availability plus cash in our overnight accounts.

On April 30, 2004, we extended an $18 million mortgage secured by one hotel, after paydown of $6.3 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

Also, on June 22, 2004, we completed a $35 million mortgage financing secured by four hotel properties with Credit Suisse First Boston Inc. The loan bears interest at LIBOR plus 1.2% and has an initial maturity date of July 9, 2006. We may extend the maturity date of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within our control.

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

As of June 30, 2004, under the terms of the applicable credit facility, loan agreement, and lease agreement, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total		Remainder of 2004		2005		2006	2007	2008	2009 and thereafter
	(in thousands)
Debt	$2,627,349	(3)	$9,863	(1)	$878,265	(2)	$1,518,702	$19,302	$6,686	$194,531
Capital lease obligations	39,580	(3)	1,100		2,285	(2)	2,209	2,012	1,294	30,680
Office leases(4)	6,394		1,064		1,906		1,850	1,418	125	31
Hotel and ground leases(4)	154,386		3,942		7,661		7,661	8,220	8,111	118,791

Total	$2,827,709		$15,969		$890,117		$1,530,422	$30,952	$16,216	$344,033

(1)	Remaining amounts due in 2004 are normal principal amortization.

(2)	We can elect to extend $741.1 million ($484.9 million for three additional twelve month periods and $256.2 million for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are completely within our control.) The remaining maturities represent $139,385 related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to maturity; however, there can be no assurance that we will be able to do so.

(3)	The Wyndham Anatole debt of $170.3 million is included, however, we are not a party to nor guarantor of this debt (see note 3 of the condensed consolidated financial statements).

(4)	Office, hotel and ground leases are operating leases and are included in operating expenses.

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of June 30, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $87.7 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of June 30, 2004, we have issued additional stock dividends of 783,558 shares of series A and series B preferred stock with a value of $78.4 million.

Renovations and Capital Improvements

During the six months ended June 30, 2004, we invested approximately $28.7 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2004, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $1 million per occurrence for general liability, $250,000 per occurrence for automobile liability and $500,000 per occurrence for workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of June 30, 2004, our balance sheet included an estimated liability with respect to this self-insurance program of $28.5 million.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the six months ended June 30, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of June 30, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to record accruals for losses that we consider to be probable and that can be reasonably estimated as a result of any pending actions against us.

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. We did not establish any variable interest entities after January 31, 2003. We adopted FIN 46 during the first quarter ended March 31, 2004. We believe that our interest in one management contract (Wyndham Anatole) is a VIE where we are the primary beneficiary, which requires consolidation under FIN 46 as of January 1, 2004. In the unlikely event that we terminate the management contract and all of the underlying assets related to this contract had no value, we estimate that the maximum exposure to loss would approximate $90.6 million, primarily representing the net carrying value of our investment in the Wyndham Anatole at June 30, 2004. However, we expect to recover the recorded amount of our investment in the Wyndham Anatole. See note 3 on page 10 for the condensed financial information of the Wyndham Anatole as of June 30, 2004.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. For calendar-year-end companies, SFAS 150 will become effective at the beginning of their third quarters. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $11.1 million in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $4.4 million.

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at June 30, 2004. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at June 30, 2004.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 2004.

	Remainder of 2004(3)	2005	2006	2007	2008	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$3,738	$21,123	$9,403	$8,176	$7,980	$215,536 (3)	$265,956	$278,508
Average Interest Rate	8.24%	8.77%	6.88%	8.19%	8.17%	7.85%
Variable Rate	$7,225 (1)	$859,427 (2)	$1,511,508	$13,138	$—	$9,675	$2,400,973	$2,400,973
Average Interest Rate	5.87%	6.82%	9.02%	7.14%	—	5.16%
Interest Rate Derivative Financial Instruments
Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable.	$—	$54,154	$—	$—	$—	$—	$54,154	$83
Average Pay Rate	4.62%	4.62%	—	—	—	—	—
Average Receive Rate	4.92%	5.33%	—	—	—	—	—
Interest Rate Swaps
Pay Fixed/Receive Variable.	$—	$742,188	$—	$12,988	$—	$—	$755,176	$(27,179)
Average Pay Rate	6.62%	6.62%	4.24%	4.24%	—	—	—
Average Receive Rate	1.58%	3.31%	4.36%	4.97%	—	—	—
Interest Rate Caps
Notional Amount	$377,465	$779,818	$—	$—	$—	$—	$1,157,283	$(3,686)
Strike Rate	6.17%	5.82%	—	—	—	—	—
Forward Rate	1.58%	3.31%	—	—	—	—	—

(1)	Remaining amounts due in 2004 are normal principal amortization.

(2)	We can elect to extend $741.1 million ($484.9 million for three additional twelve month periods and $256.2 million for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are completely within our control). The remaining maturities represent $139,385 related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to maturity; however, there can be no assurance that we will be able to do so.

(3)	The Wyndham Anatole debt of $170.3 million is included, however, we are not a party to nor guarantor of this debt (see note 3 of the condensed consolidated financial statements).

Item 4.    Controls and Procedures

As of June 30, 2004, management, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to insure the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the six month period ended June 30, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the Company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging discovery. The Court has not yet certified a class. We intend to defend the suits vigorously. These suits may not be resolved for a number of years and it is not possible to predict the ultimate cost to us.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. We have entered into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and Court approval. Pursuant to the memorandum of understanding, we shall pay $2.5 million in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final Court approval. As of June 30, 2004, we have an adequate reserve to cover the cost of the settlement.

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

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that we violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege we breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs seek compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action. An answer to the complaint has been filed and discovery has commenced. The parties conducted an early mediation of this matter and have agreed to the terms of a settlement, which has been approved by the court. The settlement would require us to pay up to $2.5 million to the plaintiffs. We have adequate reserves to cover the amount to be paid. We anticipate concluding the settlement process before the end of the third calendar quarter of 2004.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, § 152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although we intend to vigorously defend against these complaints, we have nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose information regarding complaints made to it, it remains unclear exactly who the complainants are, how many complainants are involved, and what the complaints allege. As such, it is impossible at this time to determine the exposure Wyndham could face in these matters. By letter dated July 2, 2004, an attorney notified Wyndham’s Westborough location that she represented “a number” of the complaining employees at that location. Wyndham’s Massachusetts counsel intends to meet with the attorney during the second week of August, 2004 in order to more fully discuss her clients’ complaint.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of June 30, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $87.7 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of June 30, 2004, we have issued additional stock dividends of 783,558 shares of series A and series B preferred stock with a value of $78.4 million.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on July 1, 2004. During this meeting, our stockholders were asked to consider and vote upon three proposals: to elect nineteen directors to our board of directors, consisting of eight class A directors, eight class B directors and three class C directors, to serve until the 2005 annual meeting of our stockholders or until their respective successors are duly elected and qualified, to ratify the appointment of our independent auditors for the 2004 calendar year, and to transact any other business as may properly come before the annual meeting or any adjournment thereof. On the date of the annual meeting, a total of 169,515,184 shares of class A common stock (aggregated to 169,515,184 votes) and 14,490,307 shares of series B preferred stock (equivalent to 171,015,740 votes) were outstanding and entitled to vote. The holders of class A common stock and series B preferred stock were entitled to vote together on all matters presented at the meeting, except that only holders of class A common stock were entitled to vote for the election of class A directors and only holders of series B preferred stock were entitled to vote for the election of class B directors. For each proposal, the results of the shareholder voting were as follows:

	Votes FOR	Votes AGAINST	Abstaining	Broker Non- Votes

1. To elect nineteen directors to our board of directors, consisting of eight class A directors, eight class B directors and three class C directors, to serve until the 2005 annual meeting of our stockholders or until their respective successors are duly elected and qualified, as follows:

Class A Directors
Karim Alibhai	145,848,935	1,945,465	—	—
Leonard Boxer	146,168,422	1,625,978	—	—
Adela Cepeda	146,172,708	1,621,692	—	—
Milton Fine	145,887,281	1,907,109	—	—
Fred J. Kleisner	146,054,907	1,739,493	—	—
Rolf E. Ruhfus	145,959,454	1,834,946	—	—
Lynn Swann	133,347,633	14,446,767	—	—
Sherwood Weiser	145,691,581	2,102,819	—	—
Class B Directors
Leon D. Black	13,762,446	—	—	—
Thomas H. Lee	13,762,446	—	—	—
Alan M. Leventhal	13,762,446	—	—	—
William L. Mack	13,762,446	—	—	—
Lee S. Neibart	13,762,446	—	—	—
Marc J. Rowan	13,762,446	—	—	—
Scott A. Schoen	13,762,446	—	—	—
Scott M. Sperling	13,762,446	—	—	—
Class C Director
Marc Beilinson	146,184,485	1,609,915	—	—
Paul Fribourg	146,153.181	1,641,219	—	—
Lawrence Ruisi	146,194,365	1,600,035	—	—
2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2004 calendar year	160,112,383	1,018,370	205,442	—

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

Item No.		Description
10.1	*	Mortgage Loan Agreement, dated April 30, 2004, between GMAC Commercial Mortgage Corporation, Inc. and the Company’s subsidiaries that are party thereto.

10.2	*	Mortgage Loan Agreement, dated June 22, 2004, between Credit Suisse First Boston, Inc. and the Company’s subsidiaries that are party thereto.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K for the quarter ended June 30, 2004:

We filed a Current Report on Form 8-K on May 5, 2004, regarding our results of operations for the first quarter ended March 31, 2004.

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

DATED: August 6, 2004