Form 10-Q
period 2004-09-30
WYNDHAM INTERNATIONAL INC
filed 2004-11-09
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on November 5, 2004 was 169,302,483.

WYNDHAM INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$39,795	$62,441
Restricted cash	93,495	130,457
Accounts receivable, net of allowance for doubtful accounts of $4,092 in 2004 and $4,489 in 2003	92,109	71,077
Inventories	12,657	13,680
Prepaid expenses and other assets	9,403	10,564
Assets held for sale, net of accumulated depreciation of $341,572 in 2004 and $119,868 in 2003	644,879	238,330

Total current assets	892,338	526,549

Investment in real estate and related improvements, net of accumulated depreciation of $674,494 in 2004 and $901,779 in 2003	2,003,786	2,938,808
Investment in unconsolidated subsidiaries	50,252	48,252
Notes and other receivables	24,017	43,320
Management contract costs, net of accumulated amortization $6,910 in 2004 and $20,204 in 2003	5,592	79,014
Leasehold costs, net of accumulated amortization of $81 in 2004 and $32 in 2003	6,485	572
Trade names, net of accumulated amortization of $41,123 in 2004 and $37,123 in 2003	84,788	86,743
Deferred acquisition costs	4,684	4,459
Deferred expenses, net of accumulated amortization of $91,849 in 2004 and $73,758 in 2003	28,151	49,267
Other assets	4,409	6,143

Total assets	$3,104,502	$3,783,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,256	$28,609
Accrued payroll costs	48,282	45,866
Dividends payable	95,016	73,100
Accrued insurance and property taxes	50,732	40,559
Other accrued expenses	70,809	61,875
Advance deposits	30,198	33,006
Borrowings associated with assets held for sale	185,321	118,133
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	662,366	292,661

Total current liabilities	1,153,980	693,809

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	1,568,305	2,271,165
Derivative financial instruments	19,721	56,760
Deferred income taxes	38,231	39,999
Deferred income	9,501	10,051
Minority interest in the Operating Partnerships	20,565	21,289
Minority interest in other consolidated subsidiaries	58,588	39,981
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 15,452,371 in 2004 and 14,423,151 in 2003	155	144
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 169,300,008 in 2004 and 168,238,102 in 2003	1,693	1,682
Additional paid in capital	4,260,962	4,166,227
Receivables from shareholders and affiliates	(6,855)	(18,121)
Accumulated other comprehensive income	(6,229)	(8,918)
Accumulated deficit	(4,014,115)	(3,490,941)

Total shareholders’ equity	235,611	650,073

Total liabilities and shareholders’ equity	$3,104,502	$3,783,127

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Room revenues	$109,258	$95,787	$374,825	$319,731
Food and beverage revenues	58,141	48,728	221,457	175,576
Other hotel revenues	31,286	31,395	113,701	111,308

Total hotel revenues	198,685	175,910	709,983	606,615
Management fee and service fee income	4,254	4,162	13,059	13,012

Total revenues	202,939	180,072	723,042	619,627

Expenses:
Room expenses	28,988	25,652	89,981	78,283
Food and beverage expenses	43,634	37,829	148,327	121,976
Other hotel expenses	91,717	79,560	287,340	251,749

Total hotel expenses	164,339	143,041	525,648	452,008
General and administrative	18,945	10,729	48,717	45,043
Depreciation and amortization	24,805	26,072	77,561	81,094

Total operating expenses	208,089	179,842	651,926	578,145

Operating (deficit) income	(5,150)	230	71,116	41,482
Other income (expenses):
Interest and other income	1,466	1,693	2,480	3,903
Interest expense	(46,800)	(41,679)	(145,542)	(126,785)
Loss on sale of assets	—	—	—	(4,941)
Loss on derivative instruments	(1,974)	(2,266)	(3,666)	(21,135)

Total other expenses	(47,308)	(42,252)	(146,728)	(148,958)

Operating loss from continuing operations	(52,458)	(42,022)	(75,612)	(107,476)
Equity in earnings of unconsolidated subsidiaries	217	896	1,583	1,596

Loss from continuing operations before income taxes and minority interest	(52,241)	(41,126)	(74,029)	(105,880)
Income tax benefit (provision)	2,668	3,239	(504)	48,258

Loss from continuing operations before minority interest	(49,573)	(37,887)	(74,533)	(57,622)
Minority interest in consolidated subsidiaries	1,280	1,045	(8,132)	(1,025)

Loss from continuing operations	(48,293)	(36,842)	(82,665)	(58,647)
Discontinued operations:
Income (loss) from operations of discontinued hotels	(2,356)	(21,447)	(8,768)	(43,566)
Impairment loss	(11,499)	(37,260)	(353,720)	(133,842)
Leasehold termination	(31)	(164)	(1,071)	(151,558)
Gain on sale of assets	48,411	2,777	49,555	7,493

Income (loss) from discontinued operations before taxes	34,525	(56,094)	(314,004)	(321,473)
Income tax (provision) benefit from discontinued operations	(1,868)	3,839	(1,633)	92,098

Income (loss) from discontinued operations	32,657	(52,255)	(315,637)	(229,375)

Net loss	$(15,636)	$(89,097)	$(398,302)	$(288,022)

Net loss attributable to common shareholders:
Net loss	$(15,636)	$(89,097)	$(398,302)	$(288,022)
Preferred stock dividends	(42,426)	(39,254)	(124,861)	(115,562)

Net loss attributable to common shareholders	$(58,062)	$(128,351)	$(523,163)	$(403,584)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.54)	$(0.45)	$(1.23)	$(1.04)
Income (loss) from discontinued operations	0.19	(0.31)	(1.87)	(1.36)

Loss per common share	$(0.35)	$(0.76)	$(3.10)	$(2.40)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(398,302)	$(288,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,537	174,524
Amortization of unearned stock compensation	2,064	1,711
Amortization of deferred loan costs	21,213	23,732
Net gain on sale of assets	(49,555)	(2,552)
Gain on derivative financial instruments	(32,914)	(14,681)
Impairment loss on assets	353,720	133,842
Write-off of intangible assets	—	152,077
Write-off of deferred acquisition costs	1,129	194
Provision for bad debt expense	(134)	5,256
Equity in earnings of unconsolidated subsidiaries	(1,583)	(1,596)
Minority interest in consolidated subsidiaries	8,308	1,413
Deferred income taxes	(3,285)	(145,570)
Changes in assets and liabilities:
Accounts receivable and other assets	4,663	15,377
Inventory	1,698	1,767
Deferred income	(319)	212
Accounts payable and other accrued expenses	2,737	(14,154)

Net cash provided by operating activities	40,977	43,530

Cash flows from investing activities:
Improvements and additions to hotel properties	(52,095)	(32,384)
Proceeds from sale of assets	402,280	128,705
Investment in leasehold	(6,343)	—
Acquisition of trade name intangible	(5,006)	—
Changes in restricted cash accounts	48,338	(8,573)
Collection on other notes receivable	634	462
Advances on other notes receivable	(44)	(4,005)
Deferred acquisition costs	(1,899)	(1,632)
Other	(27)	(3,343)

Net cash provided by investing activities	385,838	79,230

Cash flows from financing activities:
Borrowings under credit facility and mortgage notes	60,000	460,000
Repayments of borrowings under credit facility and mortgage notes	(499,074)	(552,411)
Payment of deferred loan costs	(2,598)	(20,302)
Distributions made to minority interest in other consolidated subsidiaries	(6,274)	(931)
Other	(1,712)	—

Net cash used in financing activities	(449,658)	(113,644)

Effect of exchange rate changes on cash	197	141
Net (decrease) increase in cash and cash equivalents	(22,646)	9,257
Cash and cash equivalents at beginning of period	62,441	37,239

Cash and cash equivalents at end of period	$39,795	$46,496

The accompanying notes are an integral part of these consolidated financial statement

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

(unaudited)

1.    Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “Wyndham” or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. As of September 30, 2004, Wyndham owned interests in 74 hotels with over 22,000 guestrooms and leased 5 hotels from third parties with over 900 guestrooms. In addition, Wyndham managed 26 hotels for third party owners with over 7,500 guestrooms, franchised 48 hotels with over 9,700 guestrooms and has a strategic alliance with a third party for 6 hotels with over 1,900 guestrooms.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Stock Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and intends to continue to do so. At September 30, 2004, no stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for the Company’s stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net loss attributable to common shareholders, as reported	$(58,062)	$(128,351)	$(523,163)	$(403,584)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(210)	—	(682)	(272)

Pro forma net loss attributable to common shareholders	$(58,272)	$(128,351)	$(523,845)	$(403,856)

Earnings per share:
Basic and diluted loss per common share—as reported	$(0.35)	$(0.76)	$(3.10)	$(2.40)
Basic and diluted—pro forma loss per common share	$(0.35)	$(0.76)	$(3.10)	$(2.40)

Intangibles

The Company’s intangible assets are as follows:

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Management contract costs	$12,502	$(6,910)
Leasehold costs	6,566	(81)
Trade name costs	125,911	(41,123)

Total	$144,979	$(48,114)

Unamortized intangible assets:
Goodwill	$391

The aggregate amortization expense for the nine months ended September 30, 2004 was $6,170.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The estimated amortization expense for the next five years is as follows:

Remainder of 2004	$1,989
2005	$7,978
2006	$8,013
2007	$7,381
2008	$7,314

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

Notes Receivable From Former Senior Executive Officers included in Shareholders’ Equity

The Company has notes receivable from four former senior executive officers. As part of these senior executive officers’ amended employment contracts and separation agreements, the maturity dates of these notes were extended to dates ranging from July 2004 through April 2006. Three notes came due during the nine months ended September 30, 2004 and were foreclosed upon and written-off and the associated shares of the Company’s class A common stock used as collateral for the notes were cancelled. The notes and related accrued interest were previously included in shareholders’ equity. As of September 30, 2004, there is one remaining promissory note with an outstanding balance of $6,855 including accrued interest.

Recent Pronouncements—In January 2003, the FASB issued FIN 46. The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. The Company did not establish any variable interest entities after January 31, 2003. The Company adopted FIN 46 as of January 1, 2004. The Company believes that its interest in one management contract (Wyndham Anatole) is a VIE where the Company is the primary beneficiary, which requires consolidation under FIN 46 as of January 1, 2004. In the unlikely event that the Company terminated the management contract and all of the underlying assets related to this contract had no value, the Company estimates that its maximum exposure to loss would be approximately $90,561, representing the net carrying value of the Company’s initial investments in the management contract and the two previously issued notes receivable. However, the Company expects to recover the recorded amount of the investment in the Wyndham Anatole. See note 4 below for the condensed financial information of the Wyndham Anatole as of September 30, 2004.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if the Company liquidates the consolidated subsidiaries in which there exists a minority interest, the Company would be required to pay approximately $17,275 in cash. Such amount is higher than the carrying amount of the minority interest in consolidated subsidiaries by $1,748.

Reclassification—Certain prior period balances have been reclassified to conform to the current period presentation with no effect on previously reported amounts of income or accumulated deficits.

3.    Disposition of Assets

During the nine months ended September 30, 2004, the Company has sold its investments in 19 hotels and certain undeveloped land in separate transactions. The Company received net cash proceeds of approximately $190,954, after the repayment of mortgage debt of $211,326. The Company recorded a net gain of $49,555 as a result of these asset sales. Also, $179,685 of the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

On April 1, 2004, leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises. Assets of approximately $22,000, which represented the lease’s remaining book value, were considered impaired and written-off as of December 31, 2003.

The Company has developed a strategic plan to sell its non-strategic assets and will use the proceeds to reduce debt, leverage and general corporate services. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. As a result of this plan, the Company recorded a $301 million asset impairment based upon the expected net proceeds to be received. As of September 30, 2004, all non-strategic assets are classified as held for sale as management has the ability and intent to sell the assets within a 12 month period.

4.    Investment in Wyndham Anatole

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

The Wyndham Anatole management contract met the FIN 46 criteria for consolidation into Wyndham’s financial statements due to the requirement that Wyndham reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to Wyndham being exposed to the majority of the risks of loss. To-date, $4.7 million has been drawn against this letter of credit. The Company estimates that during 2004 the total shortfall could range from $5 million to $7 million. Even though Wyndham’s risk of loss is limited solely to the $21 million, the Company’s projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss.

The Company consolidated the Wyndham Anatole as of and for the nine months ended September 30, 2004. This consolidation results in an increase of $314.9 million in consolidated Wyndham assets. Wyndham’s balance sheet also reflects the Wyndham Anatole mortgage debt and capital lease obligations of $169.5 million even though Wyndham is not a party to nor guarantor of this debt or capital lease obligations. Wyndham’s net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Condensed financial information of the Wyndham Anatole:

Condensed Balance Sheet

September 30, 2004
ASSETS

Cash and cash equivalents	$2,088
Restricted cash	6,386
Accounts receivable, net of allowance for doubtful accounts of $221 in 2004	38,222
Investment in real estate and related improvements, net of accumulated depreciation of $29,332 in 2004	266,614
Other assets	1,632

Total assets	$314,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$2,228
Accrued payroll costs	2,589
Accrued insurance and property taxes	3,079
Other liabilities	4,081
Advance deposits	898
Intercompany items	89,529
Mortgage debt and capital lease obligations	169,477
Minority interest	43,061
Wyndham equity	—

Total liabilities and shareholders’ equity	$314,942

Condensed Statement of Operations:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues:
Room revenues	$9,421	$32,662
Food and beverage revenues	8,670	38,032
Other hotel revenues	1,038	4,716

Total revenues	19,129	75,410

Expenses:
Room expenses	2,240	7,516
Food and beverage expenses	5,563	21,508
Other hotel expenses	7,083	23,069

Total hotel expenses	14,886	52,093
Interest expense	3,192	9,595
Depreciation and amortization	3,022	7,734

Total expenses	21,100	69,422

(Loss) income before intercompany items and minority interest	(1,971)	5,988
Intercompany items	709	2,164
Minority interest	1,262	(8,152)

Net income attributable to Wyndham equity	$—	$—

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

5.    Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of September 30, 2004 and December 31, 2003 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	September 30, 2004	December 31, 2003	Amortization		Interest Rate	Maturity
Revolving credit facility I	$—	$4,081	None		LIBOR + 3.75%	June 30, 2004(1)
Revolving credit facility III	—	—	None		LIBOR + 4.75%	April 1, 2006(1)
Revolving credit facility IV	76,931	160,051	None		LIBOR + 5.75%	April 1, 2006(1)
Term loans I	949,450	1,051,369		(2)	LIBOR + 5.75%(3)	June 30, 2006
Term loans II	309,867	343,284		(4)	LIBOR + 5.75%	April 1, 2006(1)
Increasing rate loans	—	15,165	None		LIBOR + 4.75%	June 30, 2004(1)
Lehman Brothers Holdings Inc. II	173,404	175,184		(5)	LIBOR + 1.8%	August 10, 2005
Lehman Brothers Holdings Inc. III	38,909	39,339		(6)	8.0%(6)	September 10, 2005
Lehman Brothers Holdings Inc. IV	279,725	397,353		(7)	7.48%(7)	July 8, 2005
Lehman Brothers Holdings Inc. (Condado)	93,157	94,369		(8)	LIBOR + 4.25%(8)	November 9, 2005
CSFB Pool	35,000	—	None		LIBOR + 1.2%	July 9, 2006(9)
Metropolitan Life Insurance	—	93,492		(10)	8.08%	October 1, 2007
Other mortgage notes payable(11)	250,306	269,885	Various		(12)	(12)
Unsecured financing	1,510	1,509	None		10.5%	May 15, 2006
Capital lease obligations	38,256	36,878
Capital lease obligations (Wyndham Anatole)	689	—
Cigna Insurance (Wyndham Anatole)	168,788	—		(13)	7.48%	August 1, 2011

	$2,415,992	$2,681,959
Less current portion:
Mortgage debt-assets held for sale	(185,321)	(118,133)
Current portion of borrowings	(662,366)	(292,661)

Long term debt	$1,568,305	$2,271,165

Of the $662,366, the Company can elect to extend $628,100 ($372,900 for three additional twelve month periods and $255,200 for one additional twelve month period) provided that there is not a default under the loan and other minor conditions are met which are within the Company’s control.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

(3)	1% of the interest rate spread is deferred and payable at maturity.

(4)	A principal payment of 0.5% of the outstanding principal balance is to be paid each six months until the final payment of the principal which is due on April 1, 2006.

(5)	The loan is collateralized by four hotel properties with a net book value of $211,382 as of September 30, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are within the Company’s control.

(6)	The loan is collateralized by three hotel properties with a net book value of $62,863 as of September 30, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are within the Company’s control. Currently, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum.

(7)	The loan is collateralized by 15 hotel properties with a net book value of $388,112 as of September 30, 2004. The Company must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are within the Company’s control. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. The current spread is 4.98% and LIBOR is less than 2.5%, which results in a current interest rate of 7.48%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.

(8)	The loan is collateralized by one hotel with a net book value of $94,362 as of September 30, 2004. The interest rate has a 2% LIBOR floor. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are within the Company’s control.

(9)	The loan is collateralized by four hotel properties with a net book value of $91,155 as of September 30, 2004. The loan agreement provides that the Company can elect to extend the term of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are within the Company’s control.

(10)	The hotels were sold on January 30, 2004, and the debt was assumed in full by the purchaser.

(11)	The loans are collateralized by seven hotel properties and a parcel of land with a net book value of $540,910 as of September 30, 2004.

(12)	Interest rates range from fixed rates of 9.08% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 4.5%. The mortgages have a weighted average interest rate as of September 30, 2004 of 5.29%. Maturity dates range from 2005 through 2023.

(13)	The loan is collateralized by the Anatole hotel with a net book value of $266,614 as of September 30, 2004. The Company is not party to nor guarantor of this loan. (See note 4 of the Condensed Consolidated Financial Statements).

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at September 30, 2004 are as follows:

Year	Amount
Remainder of 2004	$5,123	(1)
2005	770,539	(2)
2006	1,385,859	(3)
2007	21,330
2008	7,979
2009 and thereafter	225,162

Total	$2,415,992	(4)

(1)	Remaining amounts due in 2004 are normal principal amortization.

(2)	The Company can elect to extend $628,100 ($372,900 for three additional twelve month periods and $255,200 for one additional twelve month period) provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control. The remaining maturities represent $142,439 related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. The Company believes it will be able to refinance these two loans prior to maturity.

(3)	The Company can elect to extend $35,000 for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are completely within the Company’s control.

(4)	The Wyndham Anatole debt of $169,500 is included, however, the Company is not a party to nor guarantor of this debt (see note 4 of the condensed consolidated financial statements).

On April 30, 2004, the Company extended an $18,000 mortgage secured by one hotel, after paydown of $6.3 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

On June 22, 2004, the Company completed a $35,000 mortgage financing secured by four hotel properties. The loan which was made by Credit Suisse First Boston Inc., bears interest at LIBOR plus 1.2% and has an initial maturity date of July 9, 2006. The Company may extend the maturity date of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are within the Company’s control.

6.    Derivatives:

The Company manages its debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At September 30, 2004, the estimated fair value of the interest rate hedges represented a liability of $19,721.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The following table represents the derivatives in place as of September 30, 2004:

	Notional Amount	Maturity Date	Swap Rate	Cap Rate		Floor Rate	Trigger Level	Fair Value
Type of Hedge:
Interest Rate Cap (4)	$173,404	08/10/2005	n/a	7.25%		n/a	n/a	$—
Interest Rate Cap (5)	13,300	09/02/2006	n/a	7.00%		n/a	n/a	2
Interest Rate Cap (5)	12,000	09/02/2006	n/a	7.00%		n/a	n/a	2
Interest Rate Cap (5)	5,800	09/20/2006	n/a	7.00%		n/a	n/a	1
Interest Rate Cap (5)	3,900	09/02/2006	n/a	7.00%		n/a	n/a	1
Structured Collar (5)	180,000	11/04/2004	n/a	6.60	%(1)	5.65%(2)	n/a	(1,818)
Interest Rate Cap (4)	112	07/01/2005	n/a	9.75%		n/a	n/a	—
Interest Rate Cap (4)	106,000	07/01/2005	n/a	9.75%		n/a	n/a	—
Interest Rate Cap (4)	270,429	07/09/2005	n/a	3.50	%-4.25%(3)	n/a	n/a	2
Interest Rate Cap (4)	147,506	07/09/2005	n/a	3.50	%-4.25%(3)	n/a	n/a	1
Interest Rate Cap (5)	19,455	09/13/2005	n/a	7.00%		n/a	n/a	—
Interest Rate Cap (5)	12,646	09/13/2005	n/a	7.00%		n/a	n/a	—
Interest Rate Cap (5)	6,809	09/13/2005	n/a	7.00%		n/a	n/a	—
Interest Rate Cap (5)	93,157	09/13/2005	n/a	5.75%		n/a	n/a	—

	$1,044,518							$(1,809)

Interest Rate Swap (5)	$27,180	09/30/2005	4.62%	N/a		n/a	n/a	$96
Interest Rate Swap (5)	26,727	12/31/2005	7.00%	N/a		n/a	5.61%	(27)
Interest Rate Swap (5)	13,813	04/30/2007	4.24%	6.5%		n/a	5.50%	(385)
Interest Rate Swap (5)	42,938	08/01/2005	4.36%-5.25%	7.85%		n/a	5.75%	(1,159)
Interest Rate Swap (5)	150,000	03/06/2005	6.10%-6.75%	N/a		n/a	7.00%-8.50%	(3,504)
Interest Rate Swap (5)	550,000	03/07/2005	6.10%-6.75%	N/a		n/a	7.00%-8.50%	(12,933)

	$810,658							$(17,912)

Total Caps and Swaps	$1,855,176							$(19,721)

(1)	If on the first day of each calculation period LIBOR is greater than or equal to 8% but less than 9.5%, the cap rate shall not be effective. If on the first day of each calculation period, LIBOR is equal to or greater than 9.5%, then the cap rate shall be 9.5%.

(2)	If on the first day of each calculation period, LIBOR is equal to or less than 5.1%, then the floor rate is 5.65%.

(3)	3.5% is the first year cap rate and 4.25% is the second year cap rate.

(4)	Effective derivatives (See paragraph “Accounting for Derivatives and Hedging Activities” on page 16).

(5)	Ineffective derivatives (See paragraph “Accounting for Derivatives and Hedging Activities” on page 16).

For the three months ended September 30, 2004, the Company recorded a gain of $11,398 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a charge of $206 (net of taxes of $137) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended September 30, 2004, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, the Company paid $11,985 in settlement payments for the ineffective hedges during the three months ended September 30, 2004.

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

7.    Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the relevant periods is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(15,636)	$(89,097)	$(398,302)	$(288,022)
Change in unrealized (loss) gain on securities held for sale	(80)	111	(61)	1,251
Change in unrealized foreign exchange gain	140	182	412	143
Change in unrealized gain on derivative instruments	685	994	2,338	4,628

Total comprehensive income	$(14,891)	$(87,810)	$(395,613)	$(282,000)

8.    Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended September 30,
	2004(1)	2003(1)
Loss from continuing operations	$(48,293)	$(36,842)
Income (loss) from discontinued operations	32,657	(52,255)
Preferred stock dividends	(42,426)	(39,254)

Net loss attributable to common shareholders	$(58,062)	$(128,351)

Weighted average number of shares outstanding	169,285	168,211

Loss per common share:
Loss from continuing operations	$(0.54)	$(0.45)
Loss from discontinued operations	0.19	(0.31)

Loss per common share	$(0.35)	$(0.76)

(1)	For the three months ended September 30, 2004, the dilutive effect of unvested stock grants of 11,421, options to purchase 15,446 shares of common stock at prices ranging from $0.20 to $30.40 and 179,888 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended September 30, 2003, the dilutive effect of unvested stock grants of 13,164, options to purchase 14,735 shares of common stock at prices ranging from $0.20 to $30.40 and 164,097 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

	Nine Months Ended September 30,
	2004(1)	2003(1)
Loss from continuing operations	$(82,665)	$(58,647)
Loss from discontinued operations	(315,637)	(229,375)
Preferred stock dividends	(124,861)	(115,562)

Net loss attributable to common shareholders	$(523,163)	$(403,584)

Weighted average number of shares outstanding	168,968	168,099

Loss per common share:
Loss from continuing operations	$(1.23)	$(1.04)
Loss from discontinued operations	(1.87)	(1.36)

Loss per common share	$(3.10)	$(2.40)

(1)	For the nine months ended September 30, 2004, the dilutive effect of unvested stock grants of 11,989, options to purchase 15,446 shares of common stock at prices ranging from $0.20 to $30.40 and 179,888 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the nine months ended September 30, 2003, the dilutive effect of unvested stock grants of 13,284, options to purchase 14,464 shares of common stock at prices ranging from $0.20 to $30.40 and 164,097 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

9.    Commitments and Contingencies:

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

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. The Company has entered into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and court approval. Pursuant to the memorandum of understanding, the Company shall pay $2.5 million in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final Court approval. As of September 30, 2004, the Company has an adequate reserve to cover the cost of the settlement.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit which was granted in part and two of the individual defendants have been dismissed. The Attorney General seeks damages, penalties and attorneys’ fees from the remaining defendants. The Company intends to vigorously defend this lawsuit. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its interpretation of the applicable penalty statute. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty which could be imposed is $10,000. The Attorney General will likely appeal this finding.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. The Company has answered this complaint, but no formal discovery has been taken yet and the court

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

has not yet certified a class. The Company has tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, the Company would (i) provide a coupon for discounts at Company properties to affected class members, (ii) make a $50,000 charitable donation, (iii) pay attorney’s fees in an amount up to $240,000, and (iv) agree to make changes in its disclosures regarding resort fees. The court has scheduled a hearing on November 18, 2004 on the joint motion to preliminarily approve the settlement and certify settlement class. As of September 30, 2004, the Company has an adequate reserve to cover the cost of the settlement.

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that the Company violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege the Company breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs sought compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action as well as cost and attorneys’ fees. The parties conducted an early mediation of this matter and agreed to a settlement which was approved by the court on July 7, 2004. Pursuant to the terms of the settlement, Wyndham without admitting liability paid approximately $1.65 million to the participating class member, which includes their cost and attorneys’ fees.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, §152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although the Company intends to vigorously defend against these complaints, the Company has nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose information regarding complaints made to it, it remains unclear exactly who the complainants are, how many complainants are involved, and what the complaints allege. Wyndham’s Massachusetts counsel and counsel for approximately seven Wyndham Westborough employees are currently negotiating a settlement agreement relating to the “service fees” which the employees allege are owed them. Based on the current status of negotiations, resolution of the matter is anticipated before the end of 2004. As of September 30, 2004, the Company has an adequate reserve to cover the cost of the settlement.

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

10.    Dividends

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

During the three months ended September 30, 2004, the Company issued stock dividends of approximately 275,943 shares of series A and series B preferred stock with a value of $27,594. The Company deferred payment of the cash portion of the dividends of approximately $7,305. In addition, the Company issued an additional stock dividend of 75,268 shares of series A and series B preferred stock with a value of $7,527 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of September 30, 2004.

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

As of September 30, 2004, the deferred payments of the cash portion of the preferred stock dividend totaling approximately $95,016 have been accrued.

11.    Segment Reporting:

The Company classifies its business into proprietary owned brands, non-proprietary brands and other, under which it manages the business. Wyndham is the brand umbrella under which all of its proprietary products are marketed.

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

Measurement of segment profit or loss

The Company evaluates performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The total revenue and operating income (loss) for each segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

Three months ended September 30, 2004	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$169,750	$28,935	$5,720	$204,405
Operating income (loss) from continuing operations	30,206	4,140	(86,804)	(52,458)

Three months ended September 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$147,092	$28,819	$5,854	$181,765
Operating income (loss) from continuing operations	27,592	5,278	(74,892)	(42,022)

Nine months ended September 30, 2004	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$619,217	$90,767	$15,538	$725,522
Operating income (loss) from continuing operations	168,840	15,496	(259,948)	(75,612)

Nine months ended September 30, 2003	Wyndham branded	Non proprietary branded	Other	Total
Total revenue	$518,274	$88,341	$16,915	$623,530
Operating income (loss) from continuing operations	138,108	16,498	(262,082)	(107,476)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The following table represents revenue information by geographic area for the three and nine months ended September 30, 2004 and 2003, respectively. Revenues are attributed to the United States and its territories or International based on the location of hotel properties.

	Three Months ended September 30, 2004
	United States	International	Total
Revenues	$197,674	$6,731	$204,405

	Three Months ended September 30, 2003
	United States	International	Total
Revenues	$175,431	$6,334	$181,765

	Nine Months ended September 30, 2004
	United States	International	Total
Revenues	$702,971	$22,551	$725,522

	Nine Months ended September 30, 2003
	United States	International	Total
Revenues	$603,055	$20,475	$623,530

12.    Supplemental Cash Flow Disclosure:

During the three months ended September 30, 2004, the Company issued a stock dividend of 275,943 shares of series A and series B preferred stock with a value of $27,594. The Company deferred payment of the cash portion of the dividend of approximately $7,305. In addition, the Company issued an additional stock dividend of 75,268 shares of series A and series B preferred stock with a value of $7,527 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of September 30, 2004.

During the three months ended September 30, 2004, the Company recorded a reduction to the accrual of $11,055 as a result of the change in the fair value of the ineffective derivatives with the offset recognized as a net gain of $11,398 and an increase to other comprehensive income of $206 (net of taxes of $137) for the change in the fair value of the effective derivatives. Also, in the third quarter of 2004, the Company recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

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

13.    Subsequent Events:

Subsequent to September 30, 2004, the Company sold a total of ten hotels in three separate transactions for net proceeds of $89,724. Three assets were sold to Thayer Lodging Group with one additional property transaction expected to close in the fourth quarter of 2004; and six hotels were sold to Lone Star Funds with one additional property transaction expected to close in the first quarter of 2005. Pursuant to two separate long-term management agreements, Wyndham will retain management of all nine assets. In addition, the sale of the tenth property will remain in the Wyndham brand portfolio pursuant to a long-term franchise agreement.

In October 2004, Wyndham announced the resignation of Executive Vice President and Chief Financial Officer, Richard A. Smith. Elizabeth Schroeder, former senior vice president of finance and strategic planning, was promoted to executive vice president and acting chief financial officer for the Company. Her appointment is expected to be confirmed by Wyndham’s Board of Directors in early 2005.

Additionally, Wyndham is making changes in its corporate office and operational structure to better align itself with its expected form at the conclusion of the asset disposition process—a hotel operating company with a more balanced portfolio of owned, managed and franchised properties. It is expected that the Company’s reorganization will decrease total expenses between $10,000 to $12,000. As part of this realignment, four Wyndham executives will be leaving the Company: Theodore Teng, president and chief operating officer, whose position will not be replaced. Mr. Kleisner has assumed Mr. Teng’s duties; Joseph A. Champ, executive vice president and chief investment officer; Patricia Smith, executive vice president, human resources; and, Donna DeBerry, executive vice president, diversity & corporate affairs. Ms. DeBerry will continue to work with Wyndham as a diversity consultant. Wyndham has also appointed three executives to new positions within the Company. Judy Hendrick, former senior vice president and treasurer, has been named executive vice president and chief investment officer; Timothy L. Fielding, former senior vice president and corporate controller, has been named executive vice president and chief accounting officer; and Michael Higa, former vice president of finance, has been appointed to senior vice president of finance and treasurer in connection with the reorganization.

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

Under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. Our auditors must conduct an audit to evaluate management’s assessment concerning the effectiveness of the internal controls over financial reporting and render an opinion on our assessment and the effectiveness of internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002, we have undertaken certain actions including the adoption of an internal plan which includes a timeline and schedule of activities for the evaluation, test and remediation, if necessary, of internal controls. As a result, we are incurring significant additional expenses and a diversion of management’s time. While we anticipate being able to implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, which could adversely effect the market price of our common stock.

Results of operations:

General

As of September 30, 2004, we had 79 owned and leased hotels with approximately 22,900 guestrooms as compared to 107 owned and leased hotels with approximately 30,400 guestrooms at September 30, 2003. This decrease was a result of hotels sold and leases terminated during that twelve month period. As of September 30, 2004, we managed 26 hotels and franchised 48 hotels as compared to 27 managed hotels and 68 franchised hotels at September 30, 2003. The decrease in franchised hotels was primarily the result of the termination of 20 Hospitality Properties Trust (HPT) franchises. In addition, we have a strategic alliance with a third party for 6 hotels with over 1,900 guestrooms.

We continue to sell our non-strategic assets and use the proceeds to reduce debt. At September 30, 2004, we had approximately $644.9 million of assets classified as held for sale. We classify certain assets as held for sale based on our management having the authority and intent to enter into commitments for sale transactions expected to close in the next twelve months.

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

During the remainder of 2004, we have scheduled principal payments and debt maturities of approximately $5.1 million. This amount is the remaining normal principal amortization due in 2004. Adverse economic conditions could cause the terms on which we borrow to worsen. Those circumstances, if we are in need of funds to repay indebtedness, could force us to liquidate one or more investments in properties at times that may not permit realization of the maximum return on those investments. The foregoing risks associated with our debt obligations may inhibit our ability to raise capital in both the public and private markets and may have a negative impact on our credit rating.

We adopted FIN 46 as of January 1, 2004. Pursuant to the adoption of FIN 46, we evaluated our joint ventures, management and franchise contracts to determine whether any agreements qualify as a VIE and whether, as such, meet the criteria of a primary beneficiary. We identified the Wyndham Anatole management contract as a VIE and we were identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract met the FIN 46 criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to our exposure to the majority of the risks of loss. In the third quarter 2004, $4.7 million was drawn against this letter of credit. We estimate that during 2004 the shortfall could range from $5 to $7 million. Even though our risk of loss is limited solely to the $21 million, our projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss. The consolidation results in an increase of $314.9 million in our consolidated assets. Our balance sheet also reflects the Wyndham Anatole mortgage debt and capital lease obligations of $169.5 million even though we are not a party to nor guarantor of this debt. Our net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

Results of Operations: Three months ended September 30, 2004 compared with the three months ended September 30, 2003

Our room revenues were $109.3 million and $95.8 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room revenues during the three months ended September 30, 2004 was $9.4 million. Excluding the Wyndham Anatole, our room revenues increased $4.1 million. Occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, increased 0.4%, 2.9% and 3.3%, respectively, for the three months ended September 30, 2004 as compared to the same period in 2003. The increase in occupancy, ADR and RevPAR can be attributed to an increasing demand in the leisure group, corporate and brand internet segments of our business as a result of the recovering economy.

Our food and beverage revenues were $58.1 million and $48.7 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage revenues during the three months ended September 30, 2004 was approximately $8.7 million. Excluding the Wyndham Anatole, our food and beverage revenues were flat for the three months ended September 30, 2004 as compared to the same period in 2003.

Our other hotel revenues were $31.3 million and $31.4 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our other hotel revenues during the three months ended September 30, 2004 was approximately $1.1 million. Excluding the Wyndham Anatole, our other hotel revenues were lower due to lower telecommunication revenues for the three months ended September 30, 2004 as compared to the same period in 2003.

Our room expenses were $29 million and $25.7 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room expenses during the three months ended September 30, 2004 was approximately $2.2 million. Excluding the Wyndham Anatole, our room expenses increased $1.1 million due to costs associated with the increased room revenues for the three months ended September 30, 2004 as compared to the same period in 2003.

Our food and beverage expenses were $43.6 million and $37.8 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage expenses during the three months ended September 30, 2004, was approximately $5.6 million. Excluding the Wyndham Anatole, our food and beverage expenses were flat for the three months ended September 30, 2004 as compared to the same period in 2003.

Our other hotel expenses were $98.4 million and $83.9 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of other hotel expenses during the three months ended September 30, 2004 was approximately $7.1 million. Excluding the Wyndham Anatole, our other hotel expenses increased approximately $7.4 million for the three months ended September 30, 2004 as compared to the same period in 2003. The increase is attributable to $2.3 million in hurricane damage, higher maintenance and utility costs and higher other minor operating expenses.

Our management fee and service fee income was $4.3 million and $4.2 million for the three months ended September 30, 2004 and 2003, respectively. Our management fee and service fee income was essentially flat for the three months ended September 30, 2004 as compared to the same period in 2003 because of comparable hotel revenues upon which the fees were based.

Our interest and other income was flat at $1.5 million and $1.7 million for the three months ended September 30, 2004 and 2003, respectively.

Our general and administrative expenses were $18.9 million and $10.7 million for the three month periods ended September 30, 2004 and 2003, respectively. The general and administrative expenses increased due to $4.7 million in management contract costs paid as a preferred return to the Anatole owners pursuant to the

Anatole management contract, $803,000 in increased abandoned transaction costs associated with a more focused development strategy and annual salary and wage increases during the three months ended September 30, 2004 as compared to the same period in 2003.

Our interest expense was $46.8 million and $41.7 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the interest expense during the three months ended September 30, 2004 was approximately $3.2 million. Excluding the Wyndham Anatole, our interest expense increased $1.9 million for the three months ended September 30, 2004 as compared to the same period in 2003. While our total debt has decreased, interest rates on certain debt has increased due to recent amendments and refinancings. At September 30, 2004 and 2003, we had approximately $2.4 billion (includes $169.5 million in Wyndham Anatole debt) and $2.7 billion of debt, respectively. The one-month LIBOR rate was 1.84% as of September 30, 2004 and 1.12% as of September 30, 2003. Our weighted average interest rate for the three months ended September 30, 2004 was 6.57% as compared to 5.87% for the three months ended September 30, 2003.

Our depreciation and amortization expense was $24.8 million and $26.1 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the three months ended September 30, 2004, was approximately $3 million. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $4.3 million for the three months ended September 30, 2004 as compared to the same period in 2003. This decrease is primarily attributable to certain assets becoming fully depreciated subsequent to the three months ended September 30, 2003.

The income tax benefit was $800,000 for the three months ended September 30, 2004 and the income tax benefit was $7 million for the three months ended September 30, 2003. The decrease in the income tax benefit is due to the recording of a valuation allowance against our net operating loss generated in the three months ended September 30, 2004 as compared to the same period in 2003. In addition, the provision for income taxes was effected by two related items, a $4.4 million tax benefit resulting from a $11 million impairment loss and a $4.4 million valuation allowance against this tax benefit. Accordingly, we received no tax benefit from this impairment loss. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interest in consolidated subsidiaries was essentially flat at $1.3 million and $1 million for the three months ended September 30, 2004 and 2003, respectively.

For the three months ended September 30, 2004, we recorded a loss of $2 million as compared to a loss of $2.3 million for the three months ended September 30, 2003 for the change in the fair value of the ineffective interest rate hedge contracts.

The income from discontinued operations was $39.3 million for the three months ended September 30, 2004 and the loss from discontinued operations was $48 million for the three months ended September 30, 2003. The gain in 2004 is primarily attributable to the sale of two assets which produced a gain of $48.4 million. The gain was offset by an $11.5 million impairment charge related to the pending sale of one asset. We have developed a strategic plan to sell our non-strategic assets in de-leveraging transactions and will use the proceeds to reduce debt and overall leverage. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. All of the non-strategic assets are classified as held for sale as management has the ability and intent to sell these assets within a 12 month period.

Our resulting net loss for the three months ended September 30, 2004 and 2003 was $15.6 million and $89.1 million, respectively.

Results of Operations: nine months ended September 30, 2004 compared with the nine months ended September 30, 2003

Our room revenues were $374.8 million and $319.7 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room revenues during the nine months ended September 30, 2004 was $32.7 million. Excluding the Wyndham Anatole, our room revenues increased by approximately $22.4 million. Occupancy, ADR, and RevPAR, increased 3.3%, 2.2% and 5.5%, respectively, for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in occupancy, ADR and RevPAR can be attributed to an increasing demand in the leisure group, corporate and brand internet segments of our business as a result of the recovering economy, as well as the strategies implemented regarding brand direct bookings through wyndham.com.

Our food and beverage revenues were $221.5 million and $175.6 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage revenues during the nine months ended September 30, 2004 was approximately $38 million. Excluding the Wyndham Anatole, our food and beverage revenues increased by approximately $7.9 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase is primarily attributable to increased occupancy, stronger outlet results and an increasing banquet and catering business.

Our other hotel revenues were $113.7 million and $111.3 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our other hotel revenues during the nine months ended September 30, 2004 was approximately $4.7 million. Excluding the Wyndham Anatole, our other hotel revenues decreased approximately $2.3 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The decrease is primarily attributable to the decline in communication revenues, a change in our customer mix which produced less ancillary revenue and decreases in other minor operating revenues.

Our room expenses were $90 million and $78.3 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our room expenses during the nine months ended September 30, 2004 was approximately $7.5 million. Excluding the Wyndham Anatole, our room expenses increased $4.2 million due to increased costs associated with increased room revenues for the nine months ended September 30, 2004 as compared to the same period in 2003.

Our food and beverage expenses were $148.3 million and $122 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage expenses during the nine months ended September 30, 2004, was approximately $21.5 million. Excluding the Wyndham Anatole, our food and beverage expenses increased approximately $4.8 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase consists of increases in food and beverage product costs, operating supplies and labor costs related to the increased cover counts served.

Our other hotel expenses were $305 million and $266.5 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of other hotel expenses during the nine months ended September 30, 2004 was approximately $23.1 million. Excluding the Wyndham Anatole, our other hotel expenses increased approximately $15.4 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase is attributable to $2.3 million in hurricane damage, higher maintenance and utility costs and higher other minor operating expenses.

Our management fee and service fee income was $13.1 million and $13 million for the nine months ended September 30, 2004 and 2003, respectively. Our management fee and service fee income was essentially flat for the nine months ended September 30, 2004 as compared to the same period in 2003 because of comparable hotel revenue upon which the fees were based.

Our interest and other income was $2.5 million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease is mainly attributable to the reductions of our note receivables from the Wyndham Anatole subsequent to September 30, 2003 due to the consolidation of the Wyndham Anatole.

Our general and administrative expenses were $48.7 million and $45 million for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily the result of $4.7 million in management contract costs paid as a preferred return to the Anatole owners pursuant to the Anatole management contract, $3.1 in salaries and incentive pay and $479,000 in increased abandoned transaction costs associated with a more focused development strategy. These increases were primarily offset by decreases in bad debt expense of $5.2 million due to reserving notes and accounts receivable for a hotel in 2003.

Our interest expense was $145.5 million and $126.8 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the interest expense during the nine months ended September 30, 2004 was approximately $9.6 million. Excluding the Wyndham Anatole, our interest expense increased approximately $9.1 million for the nine months ended September 30, 2004 as compared to the same period in 2003. While our total debt has decreased, interest rates on certain debt have increased due to recent amendments and refinancings. At September 30, 2004 and 2003, we had approximately $2.4 billion (includes $169.5 million in Wyndham Anatole debt) and $2.7 billion of debt, respectively. The one-month LIBOR rate was 1.84% as of September 30, 2004 and 1.12% as of September 30, 2003. Our weighted average interest rate at September 30, 2004 was 6.57% as compared to 5.87% at September 30, 2003.

Our depreciation and amortization expense was $77.6 million and $81.1 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the nine months ended September 30, 2004, was approximately $7.7 million. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $11.2 million for the nine months ended September 30, 2004 as compared to the same period in 2003. This decrease is primarily attributable to certain assets becoming fully depreciated subsequent to the nine months ended September 30, 2003.

The income tax provision was $2.1 million for the nine months ended September 30, 2004 as compared to an income tax benefit of $140.3 million for the nine months ended September 30, 2003. The increase in the income tax provision is due to the recording of a valuation allowance against our net operating loss generated in the nine months ended September 30, 2004 as compared to the same period in 2003. In addition, the provision for income taxes was effected by two related items, a $124.8 million tax benefit resulting from a $312 million impairment loss and a $124.8 million valuation allowance against this tax benefit. Accordingly, we received no tax benefit from this impairment loss. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all our our deferred tax assets will not be realized.

Minority interest in consolidated subsidiaries was $8.1 million and $1 million for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the increase in minority interest is the consolidation of the Wyndham Anatole during the nine months ended September 30, 2004.

For the nine months ended September 30, 2004, we recorded a loss of $3.7 million as compared to a loss of $21.1 million for the nine months ended September 30, 2003 for the change in the fair value of the ineffective interest rate hedge contracts. The decreased loss is due to the reduction in time to maturity and increased rates.

Loss from discontinued operations was $298 million and $214.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in loss is attributable to the increase in impairment charges of $219.9 million due to our strategic plan to sell our non-strategic assets in de-leveraging transactions and we will use the proceeds of the sales to reduce debt and overall leverage. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. These increases were offset by the increase in the gain on sale of assets of $42.1 million, decreases in leasehold termination costs and decreases in the income tax benefit associated with the losses.

Our resulting net loss for the nine months ended September 30, 2004 and 2003 was $398.3 million and $288 million, respectively.

Results of reporting segments:

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties, (2) non-proprietary branded hotel properties and (3) other.

For the three months ended September 30, 2004 compared with the three months ended September 30, 2003

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 83% and 81% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. Total revenue for this segment was $169.7 million compared to $147.1 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our total revenues during the three months ended September 30, 2004 was $19.1 million. Operating income for this segment was $30.2 million compared to $27.5 million for the three months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the operating income during the three months ended September 30, 2004, was a loss of approximately $2 million. Excluding the Wyndham Anatole, our revenue increased approximately $3.5 million and operating income increased approximately $4.7 million for the three months ended September 30, 2004 as compared to the same period in 2003. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of .1%, 2.5% and 2.6%, respectively, as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Non-proprietary branded properties, including Doubletree®, Hilton®, Holiday Inn®, Marriott®, Radisson®, and Hyatt®, represented approximately 14.2% and 15.9% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. Total revenue for this segment was $28.9 million compared to $28.8 million for the three months ended September 30, 2004 and 2003, respectively. Operating income for this segment was $4.1 million and $5.2 million for the three months ended September 30, 2004 and 2003, respectively. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 2.2%, 5.7% and 8.1%, respectively, as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $5.7 million and $5.8 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in this segment’s revenue was primarily the result of reductions in note receivables from the Wyndham Anatole subsequent to December 31, 2003 due to the consolidation of the Wyndham Anatole. Operating losses for this segment were $86.8 million and $74.9 million for the three months ended September 30, 2004 and 2003, respectively. The increase was primarily due to the following: increases in interest expense of $5.1 million and $4.7 million in management contract costs paid as a preferred return to the Anatole owners pursuant to the Anatole management contract.

For the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003

Wyndham branded segment represented approximately 85.3% and 83.1% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. Total revenue for this segment was $619.2 million compared to $518.2 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of our total revenues during the nine months ended September 30, 2004 was $75.4 million. Operating income for this segment was $151.1 million compared to $123.3 million for the nine months ended September 30, 2004 and 2003, respectively. The Wyndham Anatole portion of the operating income during the nine months ended September 30, 2004, was approximately $6 million. Excluding the Wyndham Anatole, our revenue increased approximately $25.6 million and operating income increased approximately $21.8 million for the nine months ended September 30, 2004 as compared to the same period in

2003. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 3.4%, 2.1% and 5.6%, respectively as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

The non-proprietary branded segment represented approximately 12.5% and 14.2% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. Total revenue for this segment was $90.7 million compared to $88.3 million for the nine months ended September 30, 2004 and 2003, respectively. Operating income for this segment was $15.4 million and $16.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 2.8%, 2.5% and 5.3%, respectively as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $15.5 million and $16.9 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in this segment’s revenue was primarily the result of reductions in note receivables from the Wyndham Anatole subsequent to December 31, 2003 due to the consolidation of the Wyndham Anatole. Operating losses for this segment were $259.9 million and $262 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease was primarily due to the following: decreases in depreciation of $3.5 million, and decreases on derivative instrument losses of $17.4 million. The decreases were primarily offset by increases in interest expense associated with consolidating the Anatole of $9.6 million and $9.1 million due to interest rate increases.

Recent Events

During the nine months ended September 30, 2004, the Company has sold its investments in 19 hotels and certain undeveloped land in separate transactions. The Company received net cash proceeds of approximately $191 million after the repayment of mortgage debt of $211.3 million. The Company recorded a net gain of $50 million as a result of these asset sales. Also, $179.7 million the net cash proceeds was used by the Company to pay down a portion of the senior credit facility and increasing rate loan facility, and the Company retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

The Company has developed a strategic plan to sell its non-strategic assets and will use the proceeds to reduce debt, leverage and for general corporate purposes. This plan is designed to help facilitate a refinancing of our corporate credit facilities prior to the April 2006 maturity date. As a result of this plan, the Company recorded a $301 million asset impairment based upon the expected net proceeds to be received. As of September 30, 2004, all non-strategic assets are classified as held for sale as management has the ability and intent to sell the assets within a 12 month period.

Subsequent to September 30, 2004, the Company sold a total of ten hotels in three separate transactions for net proceeds of $89.7 million. Three assets were sold to Thayer Lodging Group with one additional property transaction expected to close in the fourth quarter of 2004; and six hotels were sold to Lone Star Funds with one additional property transaction expected to close in the first quarter of 2005. Pursuant to two separate long-term management agreements, Wyndham will retain management of all nine assets. In addition, the sale of the tenth property will remain in the Wyndham brand portfolio pursuant to a long-term franchise agreement.

In October 2004, Wyndham announced the resignation of Executive Vice President and Chief Financial Officer, Richard A. Smith. Elizabeth Schroeder, former senior vice president of finance and strategic planning, was promoted to executive vice president and acting chief financial officer for the Company. Her appointment is expected to be confirmed by Wyndham’s Board of Directors in early 2005.

Additionally, Wyndham is making changes in its corporate office and operational structure to better align itself with its expected form at the conclusion of the asset disposition process—a hotel operating company with a more balanced portfolio of owned, managed and franchised properties. It is expected that the Company’s reorganization will decrease total expenses between $10 to $12 million. As part of this realignment, four Wyndham executives will be leaving the Company: Theodore Teng, president and chief operating officer, whose position will not be replaced. Mr. Kleisner has assumed Mr. Teng’s duties; Joseph A. Champ, executive vice president and chief investment officer; Patricia Smith, executive vice president, human resources; and, Donna DeBerry, executive vice president, diversity & corporate affairs. Ms. DeBerry will continue to work with Wyndham as a diversity consultant. Wyndham has also appointed three executives to new positions within the Company. Judy Hendrick, former senior vice president and treasurer, has been named executive vice president and chief investment officer; Timothy L. Fielding, former senior vice president and corporate controller, has been named executive vice president and chief accounting officer; and Michael Higa, former vice president of finance, has been appointed to senior vice president of finance and treasurer in connection with the reorganization.

Statistical Information

During the three and nine months ended September 30, 2004, our portfolio of 79 owned and leased hotels experienced an increase in occupancy, ADR and REVPAR as compared to the three and nine months ended September 30, 2003. The following table sets forth certain statistical information for the 79 owned and leased hotels for 2004 and 2003 as if the hotels were owned or leased for the entire periods presented.

	Three months ended September 30,						Nine months ended September 30,
	Occupancy		ADR		REVPAR		Occupancy		ADR		REVPAR
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Wyndham Hotels & Resorts	76.7%	76.8%	$106.06	$103.6	$81.32	$79.50	77.2%	74.6%	$118.6	$116.3	$91.57	$86.72
Wyndham Luxury Resorts	79	78.7	208.44	189.62	164.73	149.32	77.4	77.5	244.7	229.77	189.47	178.12
Wyndham Garden Hotels	76.9	71.5	96.87	97.02	74.51	69.35	74.8	74.8	93.42	89.99	69.85	67.26
Summerfield Suites by Wyndham	90.7	89.7	101.8	99.04	92.29	88.79	86.9	83.8	98.44	96.54	85.5	80.9
Non-Proprietary Branded Hotels	59.4	58.1	83.14	78.62	49.39	45.7	59.7	58.1	86.32	84.25	51.56	48.95

Weighted average	73.5%	73.2%	$103.06	$100.19	$75.70	$73.29	73.7%	71.4%	$113.27	$110.85	$83.50	$79.12

Liquidity And Capital Resources

Our cash and cash equivalents as of September 30, 2004 were $39.8 million, inclusive of $2.1 million in Wyndham Anatole cash; and our restricted cash was $93.5 million, inclusive of $6.4 million in Wyndham Anatole restricted cash. Our cash and cash equivalents as of September 30, 2003 were $46.5 million, and our restricted cash was $145.3 million. Restricted cash is comprised of furniture, fixture and equipment reserves, tax and insurance escrows, derivative collateral, deferred maintenance reserves and ground rent reserves.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease, manage and franchise. Cash flows from operating activities were $41 million and $43.5 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease is due primarily to $4.7 million preferred return paid to the Anatole owners pursuant to the Anatole management contract.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $385.8 million for the nine months ended September 30, 2004, resulting primarily from proceeds received from the sale of assets during the period and the change in restricted cash. This was offset by renovation expenditures at certain hotels. Cash flows used in financing activities of $449.7 for the nine months ended September 30, 2004 were primarily related to principal repayments made on our debt.

Cash flows provided by our investing activities were $79.2 million for the nine months ended September 30, 2003, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels and changes in our restricted cash reserves during the period. Cash flows used in financing activities of $113.6 million for the nine months ended September 30, 2003 were primarily related to principal payments made on our debt offset by borrowings under the current facility.

Credit Facilities

As of September 30, 2004, we had approximately $76.9 million outstanding under our revolving credit facility, $949.5 billion outstanding on term loan I and $309.9 million outstanding on term loan II. Additionally, we had outstanding letters of credit totaling $75.3 million. Also, as of September 30, 2004, we had $1 billion of mortgage debt outstanding that encumbered 35 hotels and capital leases and other debt of $4.5 million, resulting in total indebtedness of approximately $2.4 billion. Included in the total indebtedness is approximately $185 million of debt associated with assets held for sale and $169.5 million in mortgage debt and capital lease obligations associated with the Wyndham Anatole of which we are not a party to nor guarantor of the debt or capital lease obligation. (See note 3 of the Condensed Consolidated Financial Statements). We are and will seek to refinance the remaining scheduled principal payments prior to their maturities; however, there can be no assurance that we will be able to do so. As of September 30, 2004, we had approximately $197.4 million in liquidity. Our liquidity is defined as revolver availability plus cash in our overnight accounts.

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

As of September 30, 2004, under the terms of the applicable credit facility, loan agreement, and lease agreement, our principal amortization and balloon payment requirements and our future five year minimum lease payments are summarized as follows:

	Payments due by year
	Total		Remainder of 2004		2005		2006	2007	2008	2009 and thereafter
	(in thousands)
Debt	$2,377,047	(3)	$4,590	(1)	$768,291	(2)	$1,383,650	$19,301	$6,685	$194,530
Capital lease obligations	38,945	(3)	533		2,248	(2)	2,209	2,029	1,294	30,632
Office leases(4)	5,862		532		1,906		1,850	1,418	125	31
Hotel and ground leases(4)	153,499		1,991		7,742		7,742	8,302	8,193	119,529

Total	$2,575,353		$7,646		$780,187		$1,395,451	$31,050	$16,297	$344,722

(1)	Remaining amounts due in 2004 are normal principal amortization.

(2)	We can elect to extend $628.1 million ($372.9 million for three additional twelve month periods and $255.2 million for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are completely within our control.) The remaining maturities represent $142.4 million related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to maturity; however, there can be no assurance that we will be able to do so.

(3)	The Wyndham Anatole debt of $169.5 million is included, however, we are not a party to nor guarantor of this debt (see note 4 of the condensed consolidated financial statements).

(4)	Office, hotel and ground leases are operating leases and are included in operating expenses.

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of September 30, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $95 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of September 30, 2004, we have issued additional stock dividends of 859,064 shares of series A and series B preferred stock with a value of $85.9 million.

Renovations and Capital Improvements

During the nine months ended September 30, 2004, we invested approximately $52.1 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2004, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $1 million per occurrence for general liability, $250,000 per occurrence for automobile liability and $500,000 per occurrence for workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of September 30, 2004, our balance sheet included an estimated liability with respect to this self-insurance program of $29.4 million.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. Derivatives are used to hedge the variable cash flows associated with a portion of our variable-rate debt. We do not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to record accruals for losses that we consider to be probable and that can be reasonably estimated as a result of any pending actions against us.

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46 became effective upon issuance. The consolidation requirements of FIN 46 apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. We did not establish any variable interest entities after January 31, 2003. We adopted FIN 46 during the first quarter ended March 31, 2004. We believe that our interest in one management contract (Wyndham Anatole) is a VIE where we are the primary beneficiary, which requires consolidation under FIN 46 as of January 1, 2004. In the unlikely event that we terminate the management contract and all of the underlying assets related to this contract had no value, we estimate that the maximum exposure to loss would approximate $90.6 million, primarily representing the net carrying value of our investment in the Wyndham Anatole at September 30, 2004. However, we expect to recover the recorded amount of our investment in the Wyndham Anatole. See note 3 on page 10 for the condensed financial information of the Wyndham Anatole as of September 30, 2004.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. For calendar-year-end companies, SFAS 150 will become effective at the beginning of their third quarters. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $17.3 million in cash. Such amount is higher than the carrying amount of the minority interest in consolidated subsidiaries by $1.7 million.

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at September 30, 2004. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at September 30, 2004.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 2004.

	Remainder of 2004(3)	2005	2006	2007	2008	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$1,865	$21,086	$9,403	$8,193	$7,980	$215,487	$264,014	$270,944
Average Interest Rate	8.4%	8.83%	7.02%	8.33%	8.26%	7.93%
Variable Rate	$3,257 (1)	$749,453 (2)	$1,376,457	$13,138	$—	$9,675	$2,151,980	$2,151,979
Average Interest Rate	5.78%	6.26%	8.40%	6.54%	—	4.57%
Interest Rate Derivative Financial Instruments
Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable.	$—	$53,907	$—	$—	$—	$—	$53,907	$68
Average Pay Rate	4.62%	4.62%	—	—	—	—	—
Average Receive Rate	4.77%	5.00%	—	—	—	—	—
Interest Rate Swaps
Pay Fixed/Receive Variable.	$—	$742,188	$—	$12,988	$—	$—	$755,176	$(17,978)
Average Pay Rate	6.62%	6.62%	4.24%	4.24%	—	—	—
Average Receive Rate	1.52%	2.77%	3.60%	4.15%	—	—	—
Interest Rate Caps
Notional Amount	$180,000	$818,166	$35,000	$—	$—	$—	$1,033,166	$(1,811)
Strike Rate	6.04%	5.92%	7.0%	—	—	—	—
Forward Rate	1.52%	2.77%	3.60%	—	—	—	—

(1)	Remaining amounts due in 2004 are normal principal amortization.

(2)	We can elect to extend $628.1 million ($372.9 million for three additional twelve month periods and $255.2 million for one additional twelve month period, provided that there is not a default under the loan and other minor conditions are met which are completely within our control). The remaining maturities represent $142.4 million related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to maturity; however, there can be no assurance that we will be able to do so.

(3)	The Wyndham Anatole debt of $169.5 million is included, however, we are not a party to nor guarantor of this debt (see note 4 of the condensed consolidated financial statements).

Item 4.    Controls and Procedures

As of September 30, 2004, management, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer

concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to insure the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the Company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, Plaintiffs filed an amended complaint. No discovery has been taken yet and the Court has not yet certified a class. The Company has entered into a memorandum of understanding with class counsel to settle the litigation. The memorandum of understanding is subject to definitive documentation and court approval. Pursuant to the memorandum of understanding, the Company shall pay $2.5 million in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final Court approval. As of September 30, 2004, the Company has an adequate reserve to cover the cost of the settlement.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit which was granted in part and two of the individual defendants have been dismissed. The Attorney General seeks damages, penalties and attorneys’ fees from the remaining defendants. The Company intends to vigorously defend this lawsuit. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its interpretation of the applicable penalty statute. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty which could be imposed is $10,000. The Attorney General will likely appeal this finding.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. The Company has answered this complaint, but no formal discovery has been taken yet and the court has not yet certified a class. The Company has tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, the Company would (i) provide a coupon for discounts at Company properties to affected class members, (ii) make a $50,000 charitable donation, (iii) pay attorney’s fees in an amount up to $240,000, and (iv) agree to make changes in its disclosures regarding resort fees. The court has scheduled a hearing on November 18, 2004 on the joint motion to preliminarily approve the settlement and certify settlement class. As of September 30, 2004, the Company has an adequate reserve to cover the cost of the settlement.

On February 18, 2003, a lawsuit was filed in the Superior Court of California, San Diego County, by Joseph Lopez and Alberto Jose Martinez, on behalf of themselves and all others similarly situated, against Wyndham International, Inc., et al alleging that the Company violated certain provisions of the California Labor Code and the California Business and Professions Code concerning wage and hour requirements. The plaintiffs claim to represent a class. The plaintiffs also allege the Company breached a fiduciary duty to them and the other class members by seeking to take undue advantage of them by failing to pay them appropriate wages. The plaintiffs sought compensatory and punitive damages on behalf of themselves and the class in an unspecified amount for all causes of action as well as cost and attorneys’ fees. The parties conducted an early mediation of this matter and agreed to a settlement which was approved by the court on July 7, 2004. Pursuant to the terms of the settlement, Wyndham without admitting liability paid approximately $1.65 million to the participating class member, which includes their cost and attorneys’ fees.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, §152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although the Company intends to vigorously defend against these complaints, the Company has nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose information regarding complaints made to it, it remains unclear exactly who the complainants are, how many complainants are involved, and what the complaints allege. Wyndham’s Massachusetts counsel and counsel for approximately seven Wyndham Westborough employees are currently negotiating a settlement agreement relating to the “service fees” which the employees allege are owed them. Based on the current status of negotiations, resolution of the matter is anticipated before the end of 2004. As of September 30, 2004, the Company has an adequate reserve to cover the cost of the settlement.

The Company is a party to a number of other claims and lawsuits arising out of the normal course of business. However, the Company does not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to the consolidated financial condition or operations of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of September 30, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $95 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of September 30, 2004, we have issued additional stock dividends of 859,064 shares of series A and series B preferred stock with a value of $85.9 million.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

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

WYNDHAM INTERNATIONAL, INC

By	/s/ ELIZABETH SCHROEDER
Elizabeth Schroeder
Executive Vice President and Acting Chief Financial Officer (Authorized Officer and Principal Accounting and Financial Officer)

DATED: November 9, 2004