Form 10-K
period 2004-12-31
WYNDHAM INTERNATIONAL INC
filed 2005-03-15
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates on June 30, 2004 was $155,053,432, based upon a price of $1.00 per share.

As of March 6, 2005, there were 172,052,664 shares of the registrant’s class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be furnished to stockholders in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

WYNDHAM INTERNATIONAL, INC.

Form 10-K Annual Report

i

PART I

ITEM 1.	BUSINESS

Overview

In this Annual Report on Form 10-K, Wyndham International, Inc. together with its subsidiaries will be referred to as “we,” “us,” “Wyndham” or the “Company.” We own, lease, manage and franchise hotels primarily in the upper upscale and luxury segments of the hotel and resorts industry in the United States, Canada, Mexico, the Caribbean and Europe. At December 31, 2004, our portfolio consisted of 156 hotels and resorts with over 42,500 guest rooms. We are a Delaware corporation and our principal executive office is located at 1950 Stemmons Freeway, Suite 6001, Dallas, Texas 75207.

Forward-Looking Statements

Certain statements in this annual report constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” as well as the following:

•	the impact of general economic conditions in the United States;

•	industry conditions, including competition;

•	business strategies and intended results;

•	our ability to effect sales of our assets on terms and conditions favorable to us;

•	our ability to integrate acquisitions into our operations and management;

•	our ability to integrate management and franchise relationships;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	travelers’ fears of exposure to contagious diseases;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	access to capital markets.

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

General Description of Our Business

We classify our business into two groups: (1) proprietary branded hotels and (2) non-proprietary branded hotels. Our proprietary branded hotels are Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™ consisting of 137 owned, leased, managed or franchised hotels with over 37,400 guest rooms as of December 31, 2004. Wyndham Hotels & Resorts® is our principal proprietary branded group of assets. Through both our Wyndham Hotels & Resorts® brand and our Wyndham Garden Hotels® brand, we offer upper upscale, full-service accommodations to business and leisure travelers. Through our Wyndham Luxury Resorts brand, we offer luxury resort accommodations, such as the Boulders and Carmel Valley Ranch. Through our Summerfield Suites by Wyndham™ brand, we offer upper upscale, all-suite accommodations to business and leisure travelers.

Our primary growth strategy for our proprietary branded hotels has been to expand through new management and franchise contracts, rebrand our convertible non-proprietary hotels to the Wyndham flag, operate efficiently through revenue generation and cost containment programs and build the brand through innovative programs.

Our non-proprietary branded hotels consist of 19 owned or managed hotels with over 5,100 guest rooms as of December 31, 2004. These hotels are operated under franchise or brand affiliations with nationally recognized hotel companies, including Hilton®, Hyatt®, Radisson®, Holiday Inn®, Doubletree® and Marriott®. We manage all but five of these hotels. Our non-proprietary branded hotels are operated primarily by Performance Hospitality Management (“PHM”), one of our management divisions. In addition to our owned assets, PHM manages four non-proprietary branded hotels for third parties.

Our strategy for our non-proprietary hotels has been to selectively dispose of these hotels through asset sales and exchanges to create a source of capital for us to (1) repay debt and (2) continue expanding the Wyndham proprietary brand. Upon completion of this strategy in the first quarter of 2005, since June of 1999, Wyndham will have sold approximately 185 non-strategic properties for gross proceeds of over $2.7 billion. The net proceeds from the asset sales have been used to reduce debt and overall Company leverage.

Please see “Results of Reporting Segments” under Item 7 of this Form 10-K and Note 15 of the Notes to our consolidated financial statements for additional information about our business segments.

Recent Developments

On December 22, 2004, Wyndham formed a joint venture with Lehman Brothers Real Estate Partners (“LBREP”) to expand and develop Summerfield Suites by Wyndham™, Wyndham’s upscale, extended-stay brand. The transaction included the sale of six Summerfield Suites by Wyndham™ and the sale of an equity interest in the entity that owns our Summerfield brand to LBREP.

On December 30, 2004, we entered into an agreement to sell 25 non-strategic hotels to a partnership comprised of a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings. The purchase price of the transaction is $366 million. The net cash proceeds from the sale will be used to pay down debt. As part of the agreement, the 15 Wyndham-branded assets included in the sale will remain in the brand’s portfolio pursuant to new franchise agreements. Impairments totaling $333.5 million were recorded on these 25 properties during 2004. Upon the close of the transaction in 2005, a gain of approximately $33.9 million will be recorded on the remainder of the assets in the portfolio. The sale is expected to close in the first quarter of 2005. We also entered into an agreement to sell an additional property in a separate transaction. These transactions will complete our planned disposition program, which began in June 1999.

On January 28, 2005, Mercury Special Situations Fund LP and Equity Resource Dover Fund LP issued a tender offer to purchase all outstanding shares of our series A preferred stock at a price of $30 per share. The offer was amended on February 28, 2005 to extend the expiration date to March 14, 2005.

On or about February 28, 2005, we entered into a stipulation of settlement with regard to the legal proceeding entitled Johnson v. Patriot American Hospitality, Inc., et al., and discussed under “Item 3. Legal Proceedings” on page 17. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of

$1 million to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time. Furthermore, we have agreed to allow the settlement class to participate in a rights offering under certain limited circumstances. The stipulation of settlement is subject to Court approval. An accrual of $11.2 million was recorded as of December 31, 2004 related to the settlement.

On March 10, 2005, we completed the sale of the Wyndham Riverfront in New Orleans. All net proceeds were used to pay down debt.

On March 11, 2005, we announced we have arranged to refinance our corporate credit facility and the majority of our outstanding mortgage debt. We will refinance approximately $1.65 billion of our outstanding debt. The refinancing, which is expected to close early in the second quarter 2005, provides an extension of corporate debt maturity to 2011. Additionally, the debt pre-funds up to $100 million of capital to invest in our owned properties.

Our History

Patriot American Hospitality, Inc. (“Patriot”) was formed on April 17, 1995 as a self-administered real estate investment trust (“REIT”) to acquire equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of its common stock and commenced its operations.

On July 1, 1997, Patriot merged into California Jockey Club (“Cal Jockey”). As part of this merger, Cal Jockey and Bay Meadows Operating Company (“Bay Meadows”) entered into a paired share arrangement under which both of their common stocks were paired and traded together. Also, Cal Jockey changed its name to Patriot, and Bay Meadows changed its name to “Patriot American Hospitality Operating Company.”

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

Our credit facility prohibits us from paying the cash portion of the preferred stock dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2004, we had issued additional stock dividends of 936,073 shares of series A and series B preferred stock with a value of $93.6 million because cash dividends totaling $102.3 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days.

Over the past several years we have sold, and we currently intend to sell, our non-strategic, non-convertible assets. These are properties that did not fit our proprietary brand profile because of the quality of the assets or the fact that they were encumbered by long-term licensing agreements with non-Wyndham brands. By disposing of these assets, we will be able to focus solely on being a branded operating company, as well as reducing our debt with the majority of the net proceeds from these asset sales. On December 30, 2004, we entered into a definitive agreement to sell the 25 remaining non-strategic properties in our planned disposition program. We also entered into an agreement to sell an additional property in a separate transaction. Since implementing this plan in June of 1999, we have sold approximately 185 non-strategic properties with gross proceeds of over $2.7 billion.

In 2002, we sold the following assets:

•	seven hotels and an investment in a restaurant venture in separate transactions for aggregate net cash proceeds of approximately $60.1 million after we repaid approximately $65.7 million of debt. Also, we used $38.7 million of the net cash proceeds from the sales of the assets to pay down a portion of our senior credit facility and increasing rate loans facility; and

•	thirteen hotels in a single transaction for net cash proceeds of approximately $202.5 million, after we repaid approximately $224.1 million of debt and placed $36.1 million in escrow under the terms of our senior credit facility for application by us in the future to make payments on existing mortgage indebtedness. Also, we used $127.6 million of the net cash proceeds from the sale of the assets to pay down a portion of our senior credit facility and increasing rate loans facility. As of December 31, 2004, all of the $36.1 million placed in escrow has been applied in payment of existing mortgage indebtedness.

In 2003, we sold or terminated leases for the following assets:

•	eighteen hotels, two parcels of undeveloped land and a golf venture were sold in separate transactions for aggregate net cash proceeds of approximately $107.4 million, after the repayment of mortgage debt of approximately $114.9 million. Also, we used $68.3 million of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loans facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities; and

•	Hospitality Properties Trust (“HPT”) terminated leases on 27 hotel properties (15 Summerfield Suites by Wyndham™ and 12 Wyndham Hotels and Wyndham Garden Hotels) operated by two of our subsidiaries. HPT subsequently rebranded the hotel properties to third-party brands.

In 2004, we sold or terminated leases for the following assets:

•	investments in 39 hotels and certain undeveloped land were sold in separate transactions for net cash proceeds of $308.7 million after payment of $313.2 million of mortgage debt. We used $297.4 million of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loan facility, and retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

•	the leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises on April 1, 2004. Approximately $22 million, which represented the leases’ remaining book value, was considered impaired and written-off as of December 31, 2003.

On December 22, 2004, we formed a joint venture with LBREP to expand and develop Summerfield Suites by Wyndham™, Wyndham’s upscale, extended-stay brand. The transaction included the sale of six Summerfield Suites by Wyndham™ and the sale of an equity interest in the entity that owns our Summerfield brand to LBREP.

On December 30, 2004, we entered into an agreement to sell 25 non-strategic hotels to a partnership comprised of a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings. The purchase price of the transaction is $366 million. As part of the agreement, the 15 Wyndham-branded assets included in the sale will remain in the brand’s portfolio pursuant to new franchise agreements. Impairments totaling $333.5 million were recorded on certain of these 25 properties during 2004. Upon the close of the transaction in 2005, a gain of approximately $33.9 million will be recorded on the remainder of the assets in the portfolio. The sale is expected to close in the first quarter of 2005. We also entered into an agreement to sell an additional property in a separate transaction. These transactions will complete our planned disposition program, which began in June 1999.

On January 3, 2005, we completed the sale of the Doubletree Glenview to Lone Star Funds. The property has been converted to a Wyndham hotel and will be operated by us under a long-term management agreement.

On March 10, 2005, we completed the sale of the Wyndham Riverfront in New Orleans. All net proceeds were used to pay down debt.

Our Business Strengths

•	Strong Brand Name. Our proprietary brands all have at least a 20-year history and our Wyndham brand is highly recognized in our industry. Our Wyndham brand, including Summerfield Suites by Wyndham™, serves to identify high quality assets with a consistent and high level of customer service and reliability.

•	Geographically Diverse Portfolio. To help mitigate the effects of regional downturns in the hotel industry, we have assembled a geographically diverse portfolio of hotels and resorts.

•	Personalized Guest Experience. Through our innovative brand-enhancing program, Wyndham ByRequest®, we are able to provide each ByRequest member a personalized stay experience. Based on the member’s personal ByRequest profile, we arrange their guest room amenities before check-in. In addition, Wyndham ByRequest® allows us to customize on-going communications with members and tailor future travel benefits to our members’ ByRequest profile. At December 31, 2004, the program had over 2.1 million members.

Our Business Strategy

We have been building our brand by growing our management and franchise business and implementing innovative programs. Additionally, we have created brand operating efficiencies with revenue generation and cost containment programs.

•	Dispose of non-strategic assets. Over the past several years we have sold, and we currently intend to sell, our non-strategic, non-convertible assets. These are properties that do not fit our proprietary brand profile because of the quality of the assets or the fact that they were encumbered by long-term licensing agreements with non-Wyndham brands. By disposing of these assets, we will be able to focus solely on being a branded operating company, as well as reduce our debt with the majority of the net proceeds from these asset sales. On December 30, 2004, we entered into a definitive agreement to sell the 25 remaining non-strategic properties in our planned disposition program. We also entered into an agreement to sell an additional property in a separate transaction. These transactions will successfully complete our planned disposition program. Since implementing this plan in June of 1999, we have sold approximately 185 non-strategic properties with gross proceeds of over $2.7 billion.

•	Grow our management and franchise business. We have and will continue to focus our growth efforts in the area of new management and franchise contracts. This growth will enable us to expand our brand distribution and increase our revenues through the fee income associated with these contracts. At December 31, 2004, we had 42 management contracts, 48 franchise agreements and six hotels under a strategic alliance. We are aggressively pursuing new management and franchise opportunities and will continue to geographically target major metropolitan areas and resort destinations. We have extensive experience in the lodging industry and we believe our industry knowledge, relationships and access to market information provide us a competitive edge with respect to identifying, evaluating and signing new hotel assets to the Wyndham brand.

•	Build the Wyndham brand. We continue to support and implement programs to differentiate the Wyndham brand from our competitors.

•	Wyndham ByRequest®. Our innovative guest recognition program allows our guests to personalize their stay at any of our branded properties. We customize on-going communication and future travel benefits to our members’ profiles, which we believe builds loyalty to the Wyndham brand. We will apply this successful model to other areas of the Company’s business to provide customers with an even more personalized and meaningful hotel experience.

•	Golden Door. Owned by Wyndham, the world’s premier spa brand will continue to expand at select Wyndham resort properties. Additionally, we plan to launch a secondary spa brand, tied to the Golden Door name, as well as expand our exclusive Golden Door Skin Care product line in high-end retail outlets.

•	Summerfield Suites by Wyndham™. The RevPAR leader in the extended-stay hotel segment, Summerfield Suites by Wyndham is expected to grow substantially in the next 10 years, thereby expanding Wyndham’s fee-based income.

•	Women On Their Way. Wyndham was the first hotel brand to dedicate an entire program to the emerging female business travel market. Wyndham has focused on women business travelers as a business opportunity since 1995 through its Women On Their Way initiative. The program has facilitated proprietary relationships with leading women business organizations and through these driven revenues for the brand. In celebration of the program’s 10th anniversary, Wyndham will launch various promotions throughout 2005 to reinforce the Company’s long-standing commitment.

•	Technology. Wyndham will continue to make advancements in its technology, whether through the addition of Wi-Fi in every Wyndham guestroom; cutting-edge casino technology in its Puerto Rican resorts; or continued enhancements to wyndham.com, making it easier to book a reservation while offering more personalized features.

•	Operate efficiently. From a revenue generation standpoint, we have continued to streamline our sales and booking efforts. All of our branded assets are under one global distribution code “WY”. This has enabled our central reservations office to efficiently cross-sell our properties and, thus, achieve a greater maximization of revenues. We have continued our cost containment programs. The programs include, among other things, a permanent reduction in our workforce at both our corporate office and our properties; and the renegotiation of service agreements and trade contracts.

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

Our distinctive, full-service Wyndham resorts contain an average of 470 rooms and a full range of guest services for leisure travelers and business groups. We are the largest owner/operator of resorts in the Caribbean and Florida.

Wyndham Luxury Resorts®. This brand includes five-star, luxury hotel properties featuring between 60 and 200 rooms, numerous fine dining options and other luxury and recreational amenities. These luxury resorts distinguish themselves by focusing on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. Our luxury resort collection includes the Golden Door®, one of the world’s preeminent destination spas based in Escondido, California. Our luxury resorts are also located in Arizona, California, Massachusetts and Mexico.

Wyndham Garden Hotels®. This brand includes hotels that are located principally near major airports and suburban business districts and serve individual business travelers and small business groups. These full-service hotels feature between 140 and 230 guest rooms, and include up to 6,500 square feet of meeting space. Their amenities and services generally include a three-meal restaurant, signature Wyndham Garden® libraries, laundry and room service.

Summerfield Suites by Wyndham™. This brand offers guests one of the highest quality lodging experiences in the upper upscale, all-suites segment. Each suite contains a fully equipped kitchen, a spacious living room and a private bedroom. Many of the suites feature two bedroom, two bath units. Each hotel also has a swimming pool, exercise room and other amenities to serve business and leisure travelers. Each hotel features 90 to 200 suites in either interior or exterior corridor design.

Our Non-Proprietary Brands

Among our non-proprietary branded hotels, we own and/or operate 19 hotels aggregating over 5,100 rooms under franchise or brand affiliations with nationally recognized hotel companies, including Hilton®, Hyatt®, Radisson®, Holiday Inn®, Doubletree® and Marriott®. The majority of our non-proprietary branded hotels are full-service hotels that operate in the upscale and upper upscale segments of the hotel industry. Our full-service hotels generally offer a range of conference facilities and banquet space, food and beverage accommodations, gift shops and recreational areas, including swimming pools. These hotels target both business and leisure travelers, including meetings, groups and individuals.

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

General Business Risks

We may fail to compete effectively and lose business. The profitability of our hotels is subject to general economic conditions, competition, the desirability of particular locations, the relationship between supply of and demand for hotel rooms, and other factors. We generally operate in markets that contain numerous competitors and our continued success will depend, in large part, upon our ability to compete in areas such as access, location, quality of accommodations, amenities, specialized services, cost containment and, to a lesser extent, the quality and scope of food and beverage services and facilities. Our operational and growth prospects also depend on the strength and desirability of our brands and our ability to maintain positive relations with our employees.

Changes in supply and demand, and other conditions, in our industry may adversely affect our revenues and profits. Our revenues and profitability may be adversely affected by (1) supply additions, (2) international, national and regional economic conditions, (3) changes in travel patterns, (4) taxes and government regulations that influence or determine wages, prices, interest rates, construction procedures and costs and (5) the availability of capital to allow us and potential hotel owners to fund investments. In particular, over-building in one or more sectors of our industry and/or in one or more geographic regions could lead to excess supply compared to demand and a decrease in hotel occupancy and/or room rates.

A sluggish economy may adversely impact our financial results and growth. A sluggish economy, lack of consumer confidence in the stock market and other national and world events, including acts of terrorism and/or war, have created a significant amount of uncertainty about future prospects of national and world economies. The overall long-term effect on us and the lodging industry is also uncertain. In the face of such uncertainty, we developed and implemented a contingency plan focused particularly on cost management. We cannot predict either the severity or duration of such economic declines, but weaker hotel performance will, in turn, have an adverse impact on our business, financial condition and results of operations.

We may be subject to risks related to internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Consumers could develop brand loyalties to Internet based hotel reservation systems rather than to our lodging brands. A percentage of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com, Hotel.com, Travelocity.com, Hotwire.com, Priceline.com and Orbitz.com. If this percentage increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these Internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation systems rather than to lodging brands. If this occurs, it could adversely affect our business, financial condition and results of operations.

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

We face significant competition for the acquisition of management and franchise contracts. We may be competing for hotel management and franchise contracts with entities that have substantially greater financial resources. Competition may generally reduce the number of hotel management and franchise contract opportunities that we believe are suitable, which could adversely affect our ability to grow our business.

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

Real Estate Risks

Changes in the real estate sector could adversely affect our operations. Our ability to generate revenues from our hotels may be adversely affected by risks common to the ownership, leasing or operation of real property, including:

•	changes in national and international economic conditions;

•	changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•	changes in interest rates;

•	changes in the availability, cost and terms of mortgage financing;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real estate tax rates and other operating expenses;

•	adverse changes in governmental rules and fiscal policies;

•	adverse changes in zoning laws;

•	civil unrest or war;

•	the impact of terrorist activity, threats of terrorist activity and responses thereto;

•	acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses); and

•	other factors that are beyond our control.

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

Some potential losses are not covered by insurance. We maintain insurance coverage on all of our hotels. Each of our leases with third parties and mortgages on owned hotels requires comprehensive insurance to be maintained on each of the applicable hotels, including liability, fire and extended coverage. We believe this specified coverage is of the type and amount customarily obtained for hotels. Leases or mortgages for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature caused by events such as earthquakes, floods, terrorism or war that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to replace the property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the damaged property.

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

There can be no assurance that we will be able to replace terminated management contracts, or that the terms of renegotiated or converted contracts will be as favorable as the terms that existed before such renegotiations or conversion. We also will be subject to the risk that a hotel property owner will be unable to pay management fees to us. In addition, in certain circumstances, we may be required to make loans to or capital investments in hotel properties in connection with management contracts. If any of these hotel properties suffer poor operating results or if we lose our management contract, we may not recover our loan or capital investment.

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

Risks Relating to Gaming Operations

Our gaming operations depend on decisions by gaming authorities. We own and operate casino gaming facilities at El San Juan, El Conquistador and Condado Plaza in Puerto Rico. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities.

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

Casino renovations and capital improvements could adversely affect our gaming business. Renovations and improvements can be affected by time delays in obtaining necessary governmental permits, legal challenges, shortage of materials and labor, work stoppages and unanticipated cost increases. We attempt to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the casino’s operations.

Risks Relating to Our Indebtedness

We are substantially leveraged and have debt payments of approximately $144.8 million due in 2005 that cannot be extended at our option. In 2005, we can elect to extend $540.3 million ($358.8 million for three additional twelve-month periods and $181.5 for one additional twelve-month period) provided that there is not a default under the loans and other minor conditions are met which are under our control. The remaining 2005 maturities represent $144.8 million related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to their maturities in 2005, however there can be no assurance that we will be able to do so.

As of December 31, 2004, we had $2.2 billion of total indebtedness; comprised of (i) $68.6 million of revolving credit availability under our revolving credit facility, (ii) $870.8 million of term loans I, (iii) $284.2 million of term loans II, (iv) $932.8 million of mortgage debt and (v) $41.1 million of capital lease obligations and other debt. In addition, we may incur additional indebtedness in the future, subject to certain limitations contained in the instruments and documents governing our indebtedness. Accordingly, we currently have significant debt service obligations.

Our high degree of leverage could have important consequences to stockholders including the following: (i) our ability to obtain additional financing for working capital, capital expenditures, future acquisitions, if any, and general corporate or other purposes may be impaired, or any such financing may not be on terms favorable to us; (ii) a substantial portion of our cash flow available from operations and investments after satisfying certain liabilities arising in the ordinary course of business will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds that would otherwise be available to us; (iii) a substantial decrease in net operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations; (iv) high leverage may place us at a competitive disadvantage and may make us vulnerable to a downturn in our business or the economy generally; and (v) because a portion of our borrowings may be at variable rates of interest, we may be exposed to risks inherent in interest rate fluctuations. As of December 31, 2004, $1.9 billion of our indebtedness was subject to variable interest rates.

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

Our credit facility, as amended, prohibits us from paying the cash portion of the preferred dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. During 2004, we issued an additional stock dividend of 936,073 shares of series A and series B preferred stock with a value of $93.6 million because cash dividends totaling $102.3 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days. As of December 31, 2004, the series A and series B preferred stock on an “as converted” basis would equate to 184.1 million shares of class A common stock using an $8.59 conversion price. The non-payment of the cash portion of the series A and series B preferred stock dividend is dilutive to the current holders of class A common stock.

Employees

As of December 31, 2004, we employed approximately 18,500 employees. In our opinion, we have a good relationship with our employees and we retain appropriate support personnel to manage our operations.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s web site at http://www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is http://www.wyndham.com. We make available free of charge on our website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we have filed or furnished them to the SEC.

ITEM 2.	PROPERTIES

We consider our hotels and resorts to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and the variety of services offered in most of the areas in which they are located. Although obsolescence arising from age and condition of facilities can adversely affect our properties, we spend substantial funds to renovate and maintain the properties to remain competitive.

The following table sets forth, for each of our owned and leased hotels as of December 31, 2004, the hotels and number of rooms and, for the year ended December 31, 2004, total revenue, average daily rate, average occupancy rate and revenue per available room.

Property Name (1)	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Wyndham Hotels & Resorts®
Wyndham Anatole	Dallas	TX	1,610	$100,948	$125.06	57.3%	$71.67
Wyndham Andover (2)	Andover	MA	293	$9,942	$90.23	57.5%	$51.87
Wyndham Arlington (2)	Arlington	TX	310	$11,964	$96.62	63.1%	$60.96
Wyndham Atlanta	Atlanta	GA	312	$11,569	$107.68	66.7%	$71.79
Wyndham Baltimore	Baltimore	MD	707	$33,437	$121.04	69.2%	$83.81
Wyndham Bel Age	West Hollywood	CA	200	$15,952	$157.05	86.6%	$135.99
Wyndham Billerica	Billerica	MA	210	$5,675	$84.46	61.4%	$51.89
Wyndham Boston	Boston	MA	362	$24,643	$158.55	87.4%	$138.56
Wyndham Bristol Place	Toronto	Ontario	287	$14,055	$93.19	78.0%	$72.66
Wyndham Burlington	Burlington	VT	256	$12,227	$111.87	83.3%	$93.23
Wyndham Buttes Resort	Tempe	AZ	353	$24,108	$117.69	81.7%	$96.16
Wyndham Casa Marina Resort & Beach House	Key West	FL	311	$27,405	$196.45	83.6%	$164.17
Wyndham Chicago	Chicago	IL	417	$27,118	$140.15	85.1%	$119.25
Wyndham City Center (2)	Washington	DC	352	$18,783	$118.93	82.6%	$98.20
Wyndham Commerce (2)	Commerce	CA	201	$6,995	$76.91	82.6%	$63.54
Wyndham Condado Plaza	San Juan	PR	570	$65,028	$152.60	85.2%	$129.99
Wyndham Dallas Market Center (2)	Dallas	TX	228	$5,664	$86.06	57.9%	$49.83
Wyndham Denver Tech Center	Denver	CO	180	$4,171	$70.28	60.1%	$42.21
Wyndham El Conquistador Resort & Country Club	Fajardo	PR	750	$97,520	$203.68	74.5%	$151.82
Wyndham El San Juan Hotel & Casino	San Juan	PR	382	$65,642	$221.83	86.1%	$190.90
Wyndham Emerald Plaza	San Diego	CA	436	$22,949	$123.15	84.0%	$103.40
Wyndham Ft. Lauderdale Airport	Dania	FL	383	$12,752	$74.35	80.8%	$60.07
Wyndham Grand Bay—Coconut Grove (2)	Miami	FL	177	$9,790	$114.98	79.9%	$91.91
Wyndham Harbour Island	Tampa	FL	299	$16,345	$124.28	74.7%	$92.90
Wyndham Harrisburg Hershey (2)	Harrisburg	PA	348	$13,437	$97.24	65.9%	$64.11
Wyndham Indianapolis (2)	Indianapolis	IN	171	$4,662	$70.90	74.2%	$52.59
Wyndham Miami Beach Resort	Miami	FL	424	$22,779	$118.59	75.5%	$89.54
Wyndham New Orleans	New Orleans	LA	438	$29,827	$154.51	82.3%	$127.11
Wyndham Newark (2)	Newark	NJ	396	$14,202	$78.13	75.4%	$58.89
Wyndham Northwest Chicago	Itasca	IL	408	$24,203	$103.00	59.9%	$61.65

Property Name (1)	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Wyndham Palace Resort & Spa	Lake Buena Vista	FL	1,012	$67,954	$126.90	83.3%	$105.69
Wyndham Peaks Resort & Golden Door Spa	Telluride	CO	174	$14,348	$207.44	60.2%	$124.91
Wyndham Philadelphia at Franklin Plaza	Philadelphia	PA	757	$38,747	$108.06	68.3%	$73.80
Wyndham Pittsburgh Airport (2)	Coraopolis	PA	314	$11,957	$77.15	74.3%	$57.34
Wyndham Reach Resort	Key West	FL	150	$13,456	$198.77	84.4%	$167.67
Wyndham Richmond Airport	Richmond	VA	155	$4,500	$65.87	78.7%	$51.83
Wyndham Riverfront (3)	New Orleans	LA	202	$4,839	$127.41	68.2%	$86.85
Wyndham Rose Hall Resort & Country Club	Montego Bay	Jamaica	488	$29,480	$105.63	86.3%	$91.12
Wyndham Syracuse (2)	Syracuse	NY	250	$10,724	$78.01	77.7%	$60.62
Wyndham Toledo (2)	Toledo	OH	241	$7,494	$72.51	67.7%	$49.08
Wyndham Washington, D.C.	Washington	DC	400	$23,376	$130.05	83.9%	$109.07
Wyndham Westborough (2)	Westborough	MA	223	$9,897	$96.16	65.5%	$62.95
Wyndham Westshore (2)	Tampa	FL	322	$15,616	$88.36	81.6%	$72.08
The Wyndham New York	New York	NY	132	$2,656	$183.68	81.9%	$150.51

Wyndham Luxury Resorts®
Carmel Valley Ranch—A Wyndham Luxury Resort	Carmel Valley	CA	144	$17,222	$218.51	75.1%	$164.08
The Boulders—A Wyndham Luxury Resort	Carefree	AZ	160	$42,329	$268.86	77.8%	$209.27

Wyndham Garden Hotels®
Wyndham Garden Hotel— LaGuardia	East Elmhurst	NY	229	$8,721	$104.71	82.3%	$86.15
Wyndham Garden Hotel—Las Colinas (2)	Irving	TX	168	$3,846	$75.08	68.3%	$51.29

Non-Proprietary Branded Properties
Doubletree Des Plaines (2)	Des Plaines	IL	246	$5,386	$75.14	64.6%	$48.51
Doubletree Glenview	Glenview	IL	252	$7,510	$85.94	65.2%	$56.04
Doubletree Park Place (2)	Minneapolis	MN	297	$10,186	$88.46	62.9%	$55.68
Doubletree Tallahassee (2)	Tallahassee	FL	244	$8,649	$102.43	70.1%	$71.82
Hilton Cleveland (2)	Independence	OH	191	$8,391	$87.22	59.0%	$51.48
Hilton Denver (2)	Greenwood Village	CO	305	$8,252	$80.77	52.1%	$42.12
Hilton Newark (2)	Newark	NJ	253	$11,792	$129.22	69.9%	$90.38
Holiday Inn Houston (2)	Houston	TX	193	$2,327	$59.98	41.9%	$25.15
Hyatt Lexington (2)	Lexington	KY	365	$12,652	$92.62	53.8%	$49.80
Marriott Atlanta North Central (2)	Atlanta	GA	287	$9,627	$92.84	59.4%	$55.18
Park Shore	Honolulu	HI	226	$6,725	$86.17	77.5%	$66.82
Park Plaza New Orleans	New Orleans	LA	759	$16,686	$84.09	54.2%	$45.59
Radisson Town & Country (2)	Houston	TX	173	$3,492	$79.04	53.0%	$41.86

Other
Golden Door Spa	Escondido	CA

(1)	See “Schedule III-Real Estate and Accumulated Depreciation” on page F-46 for encumbrances, if any, associated with these assets.

(2)	On December 30, 2004, we entered into a definitive agreement to sell these non-strategic hotels to a partnership comprised of a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings. All 15 Wyndham-branded assets included in the transaction will remain in the brand’s portfolio pursuant to new franchise agreements. The transaction is expected to close during the first quarter of 2005.

(3)	We have entered into an agreement to sell this property. The transaction is expected to close during the first quarter of 2005.

Total Portfolio

	Owned	Leased	Managed	Franchised	Strategic Alliance	Total
Wyndham Hotels & Resorts®	38	5	25	16	6	90
Wyndham Luxury Resorts®	2	—	3	—	—	5
Wyndham Garden Hotels®	2	—	2	14	—	18
Summerfield Suites by Wyndham™	—	—	6	18	—	24

Proprietary Branded Hotels—Subtotal	42	5	36	48	6	137
Non-Proprietary Branded Hotels	13	—	6	—	—	19

Total	55	5	42	48	6	156

Franchise and Brand Affiliations

As of December 31, 2004, all but two of our owned hotels are operated under franchise or brand affiliations with nationally recognized hotel companies. Franchisors and brand operators provide a variety of benefits for our hotels, including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. We generally are the licensee under the franchise agreements related to such hotels. Under these franchise agreements, franchise royalties and fees generally range up to approximately 10% of room revenue. The duration of these franchise agreements vary, but generally may be terminated upon prior notice or upon payment of certain specified fees.

Management of Hotels

As of December 31, 2004, we managed 42 hotels for third party owners pursuant to management agreements under which we are responsible for the day-to-day operations of these hotels. Of these managed hotels, we managed 36 hotels under our proprietary brands and six hotels under non-proprietary brands. The day-to-day operations of these hotels include managing hotel accommodations, meeting rooms and food and beverage services as well as hiring and training staff, planning and providing sales and marketing services, purchasing operating supplies, inventories and furniture, fixtures and equipment, providing routine repairs and maintenance, and performing hotel accounting functions, including the preparation of monthly financial statements. Management fees generally range up to approximately 5% of total revenue per managed hotel. The terms of the management agreements vary from hotel to hotel, but range from five to 20 years. As of December 31, 2004, the average remaining term for the management agreements was approximately 6.6 years.

Strategic Alliance

On December 1, 2003, we entered into a strategic alliance agreement with Viva Resorts. The 10-year agreement encompasses six Viva Wyndham Resorts located in the Bahamas, Mexico and the Dominican Republic. Viva Wyndham Caribbean properties consist of the 276-room Viva Wyndham Fortuna Beach—Grand Bahama Island, The Bahamas; the 500-room Viva Wyndham Dominicus Beach – La Romana, Dominican Republic; the 330-room Viva Wyndham Dominicus Palace – La Romana, Dominican Republic; and the 223-room Viva Wyndham Tangerine—Cabarete, Dominican Republic. The Viva Wyndham Mexican properties include the 400-room Viva Wyndham Maya—Playa del Carmen, Mexico and the 234-room Viva Wyndham Azteca—Playa del Carmen, Mexico. The Viva Wyndham properties incorporate Wyndham brand standards and our guest recognition program, Wyndham ByRequest®.

ITEM 3.	LEGAL PROCEEDINGS

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging discovery. The Court has not yet certified a class. On or about February 28, 2005, the parties entered into a stipulation of settlement. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1 million to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time. Furthermore, we have agreed to allow the settlement class to participate in a rights offering under certain limited circumstances. The stipulation of settlement is subject to Court approval. As of December 31, 2004, we have recorded a reserve of $11.2 million to cover the cost of the settlement.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, plaintiffs filed an amended complaint. The Court has not yet certified a class. On or about September 30, 2004, the parties entered into a stipulation of settlement with class counsel to settle the litigation. The stipulation of settlement is subject to Court approval. Pursuant to the stipulation of settlement, we shall pay $2.5 million in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final Court approval. As of December 31, 2004, we have recorded an adequate reserve to cover the cost of the settlement.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot, and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit, which was granted in part, and two of the individual defendants have been dismissed. The Attorney General seeks damages, penalties and attorneys’ fees from the remaining defendants. We intend to vigorously defend this lawsuit. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its preliminary interpretation of the applicable penalty statute. The Attorney General has argued that the statute should be construed such that the maximum penalty would be $10,000 each time a consumer was allegedly deceived. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty that could be imposed is $10,000 (exclusive of actual damages or attorneys’ fees). In the event a final judgment is entered in favor of Wyndham, the Attorney General will likely appeal.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. We have answered this complaint, but little formal discovery has been taken and the Court has not yet certified a class. We have tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, we would (i) provide a coupon for discounts at our properties to affected class members, (ii) make a $50,000 charitable donation, (iii) pay attorneys’ fees in an amount up to $240,000, and (iv) agree to make changes in our disclosures regarding resort fees. The Court has not yet held a hearing on the joint motion to preliminarily approved the settlement and certify a settlement class. As of December 31, 2004, we have recorded an adequate reserve to cover the cost of the settlement.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, § 152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although we intend to vigorously defend against these complaints, we have nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose the names of complainants, it is unclear who the complainants are, and how many are involved. The focus of the investigation has been distribution of “service charges” to service employees. Wyndham Westborough’s Massachusetts counsel and counsel for seven Wyndham Westborough employees have settled all charges involving “service charge” issues and we are in receipt of settlement agreements signed by all seven potential plaintiffs and their attorney. A number of Wyndham Westborough employees and ex-employees who are not represented by counsel have also sought payment of “service charges” collected by the hotel. In each instance in which the subject has been raised, Wyndham Westborough has made distributions to these individuals in return for their execution of a settlement agreement.

We are a party to a number of other claims and lawsuits arising out of the normal course of business. However, we do not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to our consolidated financial condition or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of our stockholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the quarterly high and low sale prices per share of our class A common stock as reported on the American Stock Exchange (symbol “WBR”) from January 1, 2003 to December 31, 2004.

	High	Low	Per Share Dividend
2003:
First Quarter	$.30	$.15	—
Second Quarter	$.76	$.17	—
Third Quarter	$.75	$.35	—
Fourth Quarter	$.87	$.54	—
2004:
First Quarter	$1.54	$.66	—
Second Quarter	$1.26	$.81	—
Third Quarter	$1.05	$.70	—
Fourth Quarter	$1.28	$.62	—

Holders

As of March 8, 2005, there were 2,089 record holders of our class A common stock, including shares held in “street name” by nominees who are record holders, and approximately 24,000 stockholders.

Dividends

We do not anticipate paying a dividend to our common stockholders and we are prohibited under the terms of our credit facilities from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of December 31, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $102.3 million. This amount is shown as dividends payable in the balance sheet as of December 31, 2004. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2004, we have issued an additional stock dividend of 936,073 shares of series A and series B preferred stock with a value of $93.6 million.

Shares Authorized for Issuance Under Equity Compensation Plans

Please see “Security Ownership of Certain Beneficial Owners and Management” under Item 12 of this Form 10-K for information regarding shares authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not have any issuer purchases of equity securities for the quarter ended December 31, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected condensed consolidated historical financial information. This financial information should be read in conjunction with, and is qualified in its entirety by, our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our selected financial and other data for 2004, 2003, 2002, 2001 and 2000 have been derived from our consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of net income or retained earnings.

WYNDHAM INTERNATIONAL, INC.

Selected Condensed Consolidated Historical Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Operating Data:
Total revenue	$965,514	$825,757	$837,025	$861,253	$985,361
Loss from continuing operations before income taxes and minority interest	(115,874)	(139,462)	(236,290)	(244,313)	(173,030)
Loss from continuing operations	(123,928)	(90,700)	(144,490)	(135,733)	(146,435)
(Loss) income from discontinued operations	(385,518)	(298,912)	(53,834)	7,158	(178,236)
Loss before accounting change	(509,446)	(389,612)	(198,324)	(128,575)	(324,671)
Net loss	$(509,446)	$(389,612)	$(522,426)	$(138,940)	$(324,671)
Per Share Data:
Basic and diluted loss per common share:
Loss from continuing operations	$(1.73)	$(1.46)	$(1.72)	$(1.54)	$(1.49)
(Loss) income from discontinued operations, net of taxes	(2.28)	(1.78)	(0.32)	0.04	(1.07)
Accounting change, net of taxes	—	—	(1.93)	(0.06)	—

Net loss per common share (1) (2)	$(4.01)	$(3.24)	$(3.97)	$(1.56)	$(2.56)

Cash Flow Data:
Cash provided by operating activities	$45,445	$62,609	$76,508	$158,359	$246,838
Cash provided by (used in) investing activities	585,558	137,197	425,692	(63,427)	37,272
Cash (used in) provided by financing activities	(669,302)	(174,601)	(630,972)	18,134	(383,397)

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Investment in real estate and related improvements at cost, net	$2,032,965	$2,938,808	$3,611,456	$4,399,256	$3,515,223
Total assets	2,791,478	3,800,252	4,473,458	5,769,953	6,066,899
Total debt	2,197,486	2,681,959	2,826,543	3,445,995	3,398,950
Minority interest in Operating Partnerships	20,559	21,289	21,368	21,416	21,416
Minority interest in other consolidated subsidiaries	63,001	39,981	38,518	91,657	164,906
Shareholders’ equity	119,357	650,073	1,062,379	1,588,221	1,794,187

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except ratios)
Other Data:
Weighted average number of common shares outstanding	169,128	168,128	167,943	167,698	167,308
Ratio of earnings (losses) to fixed charges	0.40	0.17	(0.21)	0.08	0.43
Deficiency of earnings to fixed charges	$115,874	$139,462	$236,290	$244,313	$173,030

Notes to Selected Financial Information

(1)	For 2004, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 11,307,186 and 184,077,753 shares of our series A and series B preferred stock because they are anti-dilutive. For 2003, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 13,241,106 and 167,906,293 shares of our series A and series B preferred stock because they are anti-dilutive. For 2002, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 13,708,395 and 153,325,020 shares of our series A and series B preferred stock because they are anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 4,613,000 and 138,592,000 shares of our series A and series B preferred stock because they are anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 645,000, the option to purchase 104,000 shares of our class A common stock and 129,073,000 shares of our series A and series B preferred stock because they are anti-dilutive.
(2)	For 2004, we did not include in our computation of diluted earnings per share outstanding options to purchase 7,148,568 shares of our class A common stock at prices ranging from $0.95 to $30.40 because the options’ exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 2003, we did not include in our computation of diluted earnings per share outstanding options to purchase 8,214,628 shares of our class A common stock at prices ranging from $0.48 to $30.40 because they are anti-dilutive. For 2002, we did not include in our computation of diluted earnings per share outstanding options to purchase 9,683,681 shares of our class A common stock at prices ranging from $0.85 to $30.40 because they are anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share outstanding options to purchase 10,853,511 shares of our class A common stock at prices ranging from $1.75 to $30.40 because they are anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share outstanding options to purchase 10,639,174 shares of our class A common stock at prices ranging from $2.0625 to $30.40 because they are anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Organization

Patriot American Hospitality, Inc. (“Patriot”) was formed on April 17, 1995 as a self-administered real estate investment trust (“REIT”) to acquire equity interests in hotel properties. On October 2, 1995, Patriot completed an initial public offering of its common stock and commenced its operations.

On July 1, 1997, Patriot merged into California Jockey Club (“Cal Jockey”). As part of this merger, Cal Jockey and Bay Meadows Operating Company (“Bay Meadows”) entered into a paired share arrangement under which both of their common stocks were paired and traded together. Also, Cal Jockey changed its name to Patriot, and Bay Meadows changed its name to “Patriot American Hospitality Operating Company.”

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

Our credit facility prohibits us from paying the cash portion of the preferred dividend until expiration or further amendment of our credit facility. Under the terms of our preferred stock, if cash dividends are in arrears and unpaid for a period of 60 days or more, an additional amount of dividends accrue at a rate per annum of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until all cash dividends in arrears have been paid in full. Such additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2004, we had issued an additional stock dividend of 936,073 shares of series A and series B preferred stock with a value of $93.6 million because cash dividends totaling $102.3 million on the preferred stock had been in arrears and unpaid for a period of more than 60 days.

On January 28, 2005, Mercury Special Situations Fund LP and Equity Resource Dover Fund LP issued a tender offer to purchase all outstanding shares of our series A preferred stock. The offer was amended on February 28, 2005 to extend the expiration date to March 14, 2005.

Asset Dispositions and Lease Terminations

Over the past several years we have sold, and we currently intend to sell, our non-strategic, non-convertible assets. These are properties that did not fit our proprietary brand profile because of the quality of the assets or the fact that they were encumbered by long-term licensing agreements with non-Wyndham brands. By disposing of these assets, we will be able to focus solely on being a branded operating company, as well as reducing our debt with the majority of the net proceeds from these asset sales. On December 30, 2004, we entered into a definitive agreement to sell the 25 remaining non-strategic properties in our planned disposition program. Since implementing this plan in June of 1999, we have sold approximately 185 non-strategic properties with gross proceeds of over $2.7 billion.

In 2002, we sold the following assets:

•	seven hotels and an investment in a restaurant venture in separate transactions for aggregate net cash proceeds of approximately $60.1 million after we repaid approximately $65.7 million of debt. Also, we used $38.7 million of the net cash proceeds from the sales of the assets to pay down a portion of our senior credit facility and increasing rate loans facility; and

•	thirteen hotels in a single transaction for net cash proceeds of approximately $202.5 million, after we repaid approximately $224.1 million of debt and placed $36.1 million in escrow under the terms of our senior credit facility for application by us in the future to make payments on existing mortgage indebtedness. Also, we used $127.6 million of the net cash proceeds from the sale of the assets to pay down a portion of our senior credit facility and increasing rate loans facility. As of December 31, 2004, all of the $36.1 million placed in escrow has been applied in payment of existing mortgage indebtedness.

In 2003, we sold or terminated leases for the following assets:

•	eighteen hotels, two parcels of undeveloped land and a golf venture were sold in separate transactions for aggregate net cash proceeds of approximately $107.4 million, after the repayment of mortgage debt of approximately $114.9 million. Also, we used $68.3 million of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loans facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities; and

•	Hospitality Properties Trust (“HPT”) terminated leases on 27 hotel properties (15 Summerfield Suites by Wyndham™ and 12 Wyndham Hotels and Wyndham Garden Hotels) operated by two of our subsidiaries. HPT subsequently rebranded the hotel properties to third-party brands.

In 2004, we sold or terminated leases for the following assets:

•	investments in 39 hotels and certain undeveloped land were sold in separate transactions for net cash proceeds of $308.7 million after payment of $313.2 million of mortgage debt. We used $297.4 million of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loan facility, and retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

•	the leases on six Summerfield Suites by Wyndham™ properties were terminated and the properties were converted to long-term franchises on April 1, 2004. Approximately $22 million, which represented the leases’ remaining book value, were considered impaired and written-off as of December 31, 2003.

On December 30, 2004, we entered into an agreement to sell 25 non-strategic hotels to a partnership comprised of a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings. The purchase price of the transaction is $366 million. As part of the agreement, the 15 Wyndham-branded assets included in the sale will remain in the brand’s portfolio pursuant to new franchise agreements. Impairments totaling $333.5 million were recorded on these 25 properties during 2004. Upon the close of the transaction in 2005, a gain of approximately $33.9 million will be recorded on the remainder of the assets in the portfolio. The sale is expected to close in the first quarter of 2005. We also entered into an agreement to sell an additional property in a separate transaction. These transactions will complete our planned disposition program, which began in June 1999.

At December 31, 2004, including the 25 non-strategic hotels, we had approximately $361.5 million of assets classified as held for sale, net of impairment. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

On January 3, 2005, we completed the sale of the Doubletree Glenview to Lone Star Funds. The property has been converted to a Wyndham hotel and will be operated by us under a long-term management agreement.

On March 10, 2005, we completed the sale of the Wyndham Riverfront in New Orleans. All net proceeds were used to pay down debt.

We adopted Interpretation 46(R) (“FIN 46R), “Consolidation of Variable Interest Entities”, as of January 1, 2004. Pursuant to the adoption of FIN 46R, we evaluated our joint ventures, management and franchise contracts to determine whether any agreements qualify as a variable interest entity (“VIE”) and whether, as such, we meet the criteria of a primary beneficiary. We identified the Wyndham Anatole management contract as a VIE where we were identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract met the FIN 46R criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to our exposure to the majority of the risks of loss. In 2004, $4.7 million was drawn against this letter of credit. Even though our risk of loss is limited solely to the $21 million, our projections indicated that there is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and, therefore, the owner has no risk of loss. The consolidation results in an increase of $310.2 million in our consolidated assets at December 31, 2004. Our balance sheet also reflects the Wyndham Anatole mortgage debt and capital lease obligations of $168.9 million, even though we are not a party to nor guarantor of this debt. Our net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

On December 22, 2004, we formed a joint venture with Lehman Brothers Real Estate Partners (“LBREP”) to expand and develop Summerfield Suites by Wyndham™, Wyndham’s upscale, extended-stay brand. The transaction included the sale of six Summerfield Suites by Wyndham™ and the sale of an equity interest in the entity that owns our Summerfield brand to LBREP. Under the terms of the joint venture agreement with LBREP, we initially hold a 66.67% ownership interest in the joint venture, however, we have 50% voting rights. In addition, LBREP has a priority return. Therefore, in accordance with FIN 46R, our joint venture with LBREP is consolidated in our financial statements at December 31, 2004.

Indebtedness

On April 30, 2004, we extended an $18 million mortgage secured by one hotel, after paydown of $6.3 million. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

Also, on June 22, 2004, we completed a $35 million mortgage financing secured by four hotel properties with Credit Suisse First Boston Inc. The loan bears interest at LIBOR plus 1.2% and has an initial maturity date of July 9, 2006. We may extend the maturity date of the loan for three additional twelve month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control.

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

During 2005, we have scheduled principal payments and debt maturities of approximately $685.1 million. Of that amount, we can elect to extend $540.3 million ($358.8 million for three additional twelve-month periods and $181.5 million for one additional twelve-month period). The remaining 2005 maturities represent $144.8 million related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to their maturities in 2005, however there can be no assurance that we will be able to do so.

Results of Operations: Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Our room revenues were $491.6 million and $419.7 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our room revenues during the year ended December 31, 2004 was $42.3 million. Excluding the Wyndham Anatole, our room revenues increased by approximately $29.6 million. Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) increased 1.8%, 3.4% and 6%, respectively, for the year ended December 31, 2004 as compared to the same period in 2003. The increases in occupancy, ADR and RevPAR can be attributed to an increasing demand in the leisure group, corporate and Wyndham brand internet segments of our business as a result of the recovering economy, as well as the strategies implemented regarding Wyndham brand direct bookings through Wyndham.com, which increased to 387,800 reservations in 2004 from 291,623 reservations in 2003.

Our food and beverage revenues were $301.2 million and $236.1 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage revenues during the year ended December 31, 2004 was $52.6 million. Excluding the Wyndham Anatole, our food and beverage revenues increased by approximately $12.5 million. The increase is primarily attributable to increased occupancy, stronger outlet results and an increasing banquet and catering business.

Our other hotel revenues were $151 million and $146.1 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our other hotel revenues during the year ended December 31, 2004 was approximately $6.1 million. Excluding the Wyndham Anatole, our other hotel revenues decreased approximately $1.2 million for the year ended December 31, 2004 as compared to the same period in 2003. The decrease is primarily due to decreases in casino revenue, which was unfavorably impacted by hurricanes in the third quarter of 2004, and communications revenue.

Our room expenses were $118.4 million and $102.9 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our room expense during the year ended December 31, 2004 was $9.8 million. Excluding the Wyndham Anatole, our room expenses increased by approximately $5.7 million due primarily to increased costs associated with increased occupancy and higher labors costs for the year ended December 31, 2004 as compared to the same period of 2003.

Our food and beverage expenses were $198.8 million and $163.5 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our food and beverage expenses during the year ended December 31, 2004 was $29.1 million. Excluding the Wyndham Anatole, our food and beverage expenses increased by approximately $6.2 million for the year ended December 31, 2004 as compared to the same period in 2003. The increase consists of increases in food and beverage product costs and labor costs.

Our other hotel expenses were $377.7 million and $334.1 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our other hotel expenses during the year ended

December 31, 2004 was $31.8 million. Excluding the Wyndham Anatole, our other hotel expenses increased by approximately $11.8 million for the year ended December 31, 2004 as compared to the same period in 2003. The increase is primarily due to higher utility costs, sales and promotion expenses and other minor operating expenses.

Our management fee and service fee income was $18.1 million and $17.5 million for the years ended December 31, 2004 and 2003, respectively, representing an increase of 3.4% in 2004. The increase in our management fee and service fee income is primarily due to increases in hotel revenues upon which the fees are based and an increase in the number of managed hotels.

Our interest and other income was $3.6 million and $6.3 million for the years ended December 31, 2004 and 2003, respectively. The decrease is mainly attributable to the elimination of interest income on our notes receivable from the Wyndham Anatole subsequent to December 31, 2003 due to the consolidation of the Wyndham Anatole.

Our general and administrative expenses were $86 million and $62.2 million for the years ended December 31, 2004 and 2003, respectively. The increase for the year ended December 31, 2004 when compared to the year ended December 31, 2003 is primarily a result of the following: increases in severance expenses of $7.8 million associated with staff reductions at our corporate office, increases in litigation settlement expenses of $6.7 million primarily associated with the Johnson v Patriot American Hospitality, Inc. et al. settlement; increases in incentive bonus accruals of $4.5 million, expenses related to hurricane damage of $2.6 million in 2004, increases in salaries and wages of $2.4 million and expenses of $1.4 million in 2004 for fees related to compliance with the provisions of the Sarbanes-Oxley Act. These increases were partially offset by a decrease in bad debt expense of $4.3 million.

Our interest expense was $192.3 million and $169 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of the interest expense during the year ended December 31, 2004 was approximately $12.8 million. Excluding the Wyndham Anatole, our interest expense increased approximately $10.5 million for the year ended December 31, 2004 as compared to the same period of 2003. While our total debt has decreased, interest rates on certain debt have increased due to recent amendments and refinancings. At December 31, 2004 and 2003, we had approximately $2.2 billion (this includes $168.9 million in Wyndham Anatole debt) and $2.68 billion of debt, respectively. Also, the one-month LIBOR rate was 2.4% and 1.12% as of December 31, 2004 and 2003, respectively, and the weighted average interest rate excluding hedges was 6.51% for the year ended December 31, 2004 as compared to 5.92% for 2003.

Our depreciation and amortization expense was $100.8 million and $107 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the year ended December 31, 2004 was approximately $10.8 million. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $17 million for the year ended December 31, 2004 as compared to the same period of 2003. This decrease in depreciation and amortization expense is due to certain assets becoming fully depreciated subsequent to the year ended December 31, 2003 and the elimination of the amortization of management contract costs in 2004 related to the consolidation of the Wyndham Anatole.

The income tax benefit from continuing operations was $1.5 million and $50.2 million for the years ended December 31, 2004 and 2003, respectively. The decrease in the income tax benefit is due to the recording of a valuation allowance against our deferred tax assets during the year ended December 31, 2004 as compared to the same period of 2003. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The decrease in our net deferred tax asset is primarily due to the recording of a valuation allowance against our deferred tax assets. In addition, during 2004, we recorded net income tax benefits from continuing operations totaling $22 million primarily related to favorable adjustments and settlements of various tax matters.

Minority interests’ share of operations from consolidated subsidiaries was $9.6 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively. The primary reason for the increase in minority interest is the consolidation of the Wyndham Anatole during the year ended December 31, 2004.

For the year ended December 31, 2004, we recorded a gain of $48.4 million as compared to a gain of $33.3 million for the year ended December 31, 2003, for the change in the fair market value of the ineffective interest rate hedge contracts. Also, during the years ended December 31, 2004 and 2003, we paid $47.5 million and $49.2 million respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $3.6 million (net of taxes of $2.4 million) and $3.8 million (net of taxes of $2.5 million) for the years ended December 31, 2004 and 2003, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

The loss from discontinued operations was $385.5 million and $298.9 million for the years ended December 31, 2004 and 2003, respectively. The increase in loss is attributable to the increase in impairment charges of $260.6 million due to our strategic plan to sell our non-strategic assets and to use the proceeds of the sales to reduce debt and overall leverage. The increase in loss was also impacted by a decrease in the income tax benefit associated with the loss from discontinued operations. These loss increases were partially offset by a decrease of $153.9 million related to the write-off of the remaining book value of the terminated HPT leases in 2003 and an increase in the gain on sale of assets of $31.3 million.

Our resulting net loss for the year ended December 31, 2004 was $509.4 million compared to a net loss of $389.6 million for the year ended December 31, 2003.

Results of Operations: Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Our room revenues were $419.7 million and $420.3 million for the years ended December 31, 2003 and 2002, respectively. Our room revenues were flat for the year ended December 31, 2003 compared to the year ended December 31, 2002. While occupancy increased 2.8%, ADR and RevPAR decreased 3.8% and 0.2%, respectively, for the year ended December 31, 2003 as compared to the same period in 2002. The declines in ADR and RevPAR can be attributed to a reduced demand in the corporate group and commercial retail segments of our business as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom, offset by increased Wyndham.com bookings and leisure and corporate internet business.

Our food and beverage revenues were $236.1 million and $231.6 million for the years ended December 31, 2003 and 2002, respectively. The increase in our food and beverage revenues is primarily attributable to the 3.4% increase in occupancy.

Our other hotel revenues were $146.1 million and $160.4 million for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily attributable to the decline in communications revenue, change in customer mix which produced less ancillary revenue, other minor operating revenues and reduced group cancellation revenues throughout our owned and leased hotel portfolio for the year ended December 31, 2003 as compared to the same period in 2002.

Our room expenses were $102.9 million and $100.9 million for the years ended December 31, 2003 and 2002, respectively. The increase in room expenses was primarily due to increases in our labor, benefit and distribution costs attributable to the 2.8% increase in occupancy for the year ended December 31, 2003 as compared to the same period in 2002.

Our food and beverage expenses were $163.5 million and $163 million for the years ended December 31, 2003 and 2002, respectively. The increase is primarily attributable to an increase in food and beverage product costs associated with the 2.8% increase in occupancy.

Our other hotel expenses were $334.1 million and $343.1 million for the years ended December 31, 2003 and 2002, respectively. The decrease is due primarily to reduced expenses consisting of lower insurance costs and other minor operating expenses.

Our management fee and service fee income was $17.5 million and $17.6 million for the years ended December 31, 2003 and 2002, respectively. While our management fee and service fee income was flat, fees decreased primarily as a result of reductions in hotel revenue upon which the fees are based and the termination of ten contracts subsequent to 2002. The decrease in fees was offset in part by 27 new management and franchise contracts acquired subsequent to December 31, 2002.

Our interest and other income was $6.3 million and $7.1 million for the years ended December 31, 2003 and 2002, respectively. The decrease is mainly attributable to the reductions of our notes receivable in 2003 as compared to the same period in 2002.

Our general and administrative expenses were $62.2 million and $72.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily a result of the following: reductions in bonus expenses of $8.2 million, reductions in payroll costs of $3.1 million, reductions in severance costs of $2.9 million and reductions in development and acquisition costs of $2.6 million. These reductions in general and administrative costs were offset by litigation settlement accruals of $6.8 million, increases in office equipment maintenance and supply costs of $1.7 million and increases in directors’ and officers’ insurance of $1.6 million.

During the year ended December 31, 2002, our bond offering cancellation costs were $3.8 million. We withdrew the offering of the proposed debt securities due to unfavorable market conditions.

Our interest expense was $169 million and $194.9 million for the years ended December 31, 2003 and 2002, respectively. This decrease is a result of a reduction in the amount of our total debt and lower interest rates. At December 31, 2003 and 2002, we had approximately $2.68 billion and $2.83 billion of debt, respectively. Also, the one-month LIBOR rate was 1.12% and 1.38% as of December 31, 2003 and 2002, respectively, and our weighted average interest rate excluding hedges for the year ended December 31, 2003 was 5.92% as compared to 6.17% for the year ended December 31, 2002.

Our depreciation and amortization expense was $107 million and $104.7 million for the years ended December 31, 2003 and 2002, respectively. The increase in depreciation expense is primarily due to depreciation of assets placed in service subsequent to December 31, 2002.

The income tax benefit from continuing operations was $50.2 million and $91.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease in the tax benefit is due to the recording of a valuation allowance against our deferred tax assets during the year ended December 31, 2003 as compared to same period in 2002. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The decrease in our net deferred tax liability is primarily due to operating losses, impairment of assets, sale of assets and termination of leasehold interests.

Minority interest in consolidated subsidiaries was a loss of $1.5 million and income of $51,000 for the years ended December 31, 2003 and 2002, respectively. The increase in loss is attributable primarily to lower operating results due to lower hotel revenues.

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

Loss from discontinued operations was $298.9 million and $53.8 million for the years ended December 31, 2003 and 2002, respectively. The increase in loss is attributable to the increase in impairment charges of $127.4 million; and the write-off of the remaining book value of the terminated HPT leases of $153.9 million. The loss from discontinued operations was offset, in part, by an increase in the gain on sale of assets of $16.1 million and the increase in tax benefits of $28.4 million.

During the year ended December 31, 2002, we recorded a cumulative effect of an accounting change of $324.1 million to reflect a write-off of goodwill upon adoption of Statement of Financial Accounting Standards (“SFAS”) 142.

Our resulting net loss for the year ended December 31, 2003 was $389.6 million as compared to a net loss of $522.4 million for the year ended December 31, 2002.

Results of Reporting Segments

Our results of operations are classified into three reportable segments: (1) Wyndham branded hotel properties, (2) non-proprietary branded hotel properties and (3) other.

For the year ended December 31, 2004 compared with the year ended December 31, 2003

Wyndham branded properties include Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 95.5% and 94.7% of our total revenues for the years ended December 31, 2004 and 2003, respectively. Total revenue for this segment was $922.5 million compared to $782.2 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of our total revenues during the year ended December 31, 2004 was $100.9 million. Depreciation and amortization expense for this segment was $99.1 million compared to $102.2 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of depreciation and amortization during the year ended December 31, 2004 was $10.8 million. Operating income for this segment was $141.6 million compared to $92.1 million for the years ended December 31, 2004 and 2003, respectively. The Wyndham Anatole portion of the operating income during the year ended December 31, 2004 was approximately $19.5 million. Excluding the Wyndham Anatole, our revenue for this segment increased approximately $39.3 million, depreciation and amortization expense decreased $14 million and operating income increased approximately $30 million for the year ended December 31, 2004 compared to the same period of 2003. Increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 2.4%, 3.7% and 7%, respectively, as demand increased in the corporate group and commercial retail segments of our business as a result of the recovering economy. The decrease in depreciation and amortization expense is due primarily to certain assets becoming fully depreciated subsequent to the year ended December 31, 2003.

Non-proprietary branded properties consists of the operations of the Park Shore Hotel as the operations of our other non-proprietary branded properties are classified as discontinued operations. This segment represented less than one percent of our total revenues for the years ended December 31, 2004 and 2003. Total revenue for this segment was $6.7 million compared to $6.4 million for the years ended December 31, 2004 and 2003, respectively. Depreciation and amortization expense for this segment was $1.2 million for the year ended December 31, 2004 compared with $1.3 million for the year ended December 31, 2003. Operating income for this segment was $2.3 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively. The increases in revenue and operating income for this segment can be primarily attributed to increases in ADR of 13.6% and RevPAR of 6.2% for the Park Shore Hotel, offset somewhat by a decrease of 5.5% in occupancy. Depreciation and amortization expense decreased primarily due to certain assets becoming fully depreciated subsequent to the year ended December 31, 2003.

Other represents revenue from various operating businesses, including management and other service companies and the Golden Door Spa. Expenses in this segment are primarily interest and corporate general and administrative expenses. Total revenue for the segment was $36.3 million and $37.2 million for the years ended December 31, 2004 and 2003, respectively. The decrease in this segment’s revenue was primarily the result of reductions in notes receivable from the Wyndham Anatole subsequent to December 31, 2003 due to the consolidation of the Wyndham Anatole, partially offset by an increase in revenue for the Golden Door Spa and higher management fee and service fee income. Depreciation and amortization expense for this segment was $533,000 compared to $3.4 million for the years ended December 31, 2004 and 2003, respectively. The decrease in depreciation and amortization expense can be primarily attributed to the elimination of amortization of management contract costs in 2004 related to the consolidation of the Wyndham Anatole. Operating losses for this segment were $262 million and $235.8 million for the years ended December 31, 2004 and 2003, respectively. The increase in operating losses was primarily due to the following: an increase in interest expense of $23.3 million ($12.8 million associated with consolidating the Wyndham Anatole and $10.5 million due to interest rate increases), an increase in severance expenses of $7.8 million, an increase in litigation settlement expense of $6.7 million, an increase in incentive bonus accruals of $4.5 million and an increase in management contract termination costs of $2.7 million. The increases were partially offset by a reduction in losses from derivative instruments of $17.2 million and a reduction in losses from the sale of assets of $4.9 million.

For the year ended December 31, 2003 compared with the year ended December 31, 2002

Wyndham branded properties represented approximately 94.7% and 94.9% of our total revenues for the years ended December 31, 2003 and 2002, respectively. Total revenue for this segment was $782.2 million compared to $794.2 million for the years ended December 31, 2003 and 2002, respectively. Depreciation and amortization expense for this segment was $102.3 million compared to $103 million for the years ended December 31, 2003 and 2002, respectively. Operating income for this segment was $92.1 million compared to $96.6 million for the years ended December 31, 2003 and 2002, respectively. Decreases in revenue and operating income for this segment can be primarily attributed to a decline in ADR of 3.7% in the year ended December 31, 2003 as a result of the sluggish economy, travelers’ fears of exposure to contagious diseases and the effects of Operation Iraqi Freedom. The decrease in ADR was partially offset by an increase in occupancy of 2.3% for the year ended December 31, 2003 when compared to the year ended December 31, 2002. RevPAR remained flat in 2003 when compared to 2002 for the Wyndham branded properties. The decrease in depreciation and amortization expense is due primarily to certain assets becoming fully depreciated subsequent to the year ended December 31, 2002.

Non-proprietary branded properties represented less than one percent of our total revenues for each of the years ended December 31, 2003 and 2002. Total revenue for this segment was $6.4 million compared to $4.5 million for the years ended December 31, 2003 and 2002, respectively. Depreciation and amortization expense for this segment remained constant at $1.3 million for the years ended December 31, 2003 and 2002. Operating income for this segment was $1.7 million and $487,000 for the years ended December 31, 2003 and 2002, respectively. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 23.4%, 7.2% and 49.3%, respectively, for the Park Shore Hotel.

Other represents revenue from various operating businesses, including management and other service companies and the Golden Door Spa. Expenses in this segment are primarily interest and corporate general and administrative expenses. Total revenue for the segment was $37.2 million and $38.3 million for the years ended December 31, 2003 and 2002, respectively. The decrease in this segment’s revenue was primarily the result of a reduction in dividend and interest income from investments that were sold subsequent to December 31, 2002. Depreciation and amortization expense for this segment was $3.4 million for the year ended December 31, 2003 compared with $480,000 for the year ended December 31, 2002. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of management contract costs and trade names. Operating losses for this segment were $235.8 million and $334.4 million for the years ended December 31, 2003 and 2002, respectively. The decrease in operating losses was primarily due to the following: reductions in losses from derivative instruments of $62.7 million, reductions in interest expense of $26 million, reductions in bonus expenses of $8.2 million, reductions in management, leasehold and license agreement costs of $4.5 million, reductions in bond cancellation costs of $3.8 million, reductions in payroll costs of $3.1 million, reductions in severance costs of $2.9 million and reductions in development and acquisition costs of $2.6 million. The reductions were offset by a litigation settlement accrual of $6.8 million, increases in losses on the sale of assets of $4.9 million, increases in office equipment maintenance and supply costs of $1.7 million and increases in directors’ and officers’ insurance of $1.6 million.

Subsequent Events

On December 30, 2004, we entered into an agreement to sell 25 non-strategic hotels to a partnership comprised of a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings. The purchase price of the transaction is $366 million. As part of the agreement, the 15 Wyndham-branded assets included in the sale will remain in the brand’s portfolio pursuant to new franchise agreements. Impairments totaling $333.5 million were recorded on certain of these 25 properties during 2004. Upon the close of the transaction in 2005, a gain of approximately $33.9 million will be recorded on the remainder of the assets in the portfolio. The sale is expected to close in the first quarter of 2005. We also entered into an agreement to sell an additional property in a separate transaction. These transactions will complete our planned disposition program, which began in June 1999.

On January 3, 2005, we sold the Doubletree Glenview to Lone Star Funds. The property has been converted to a Wyndham hotel and will be operated by us under a long-term management agreement.

On January 28, 2005, Mercury Special Situations Fund LP and Equity Resource Dover Fund LP issued a tender offer to purchase all outstanding shares of our series A preferred stock at a price of $30 per share. The offer was amended on February 28, 2005 to extend the expiration date to March 14, 2005.

On or about February 28, 2005, we entered into a stipulation of settlement with regard to the legal proceeding entitled Johnson v. Patriot American Hospitality, Inc. et al., and discussed under “Item 3. Legal Proceedings” on page 17. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1 million to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time. Furthermore, we have agreed to allow the settlement class to participate in a rights offering under certain limited circumstances. The stipulation of settlement is subject to Court approval. An accrual of $11.2 million was recorded as of December 31, 2004 related to the settlement.

On March 10, 2005, we completed the sale of the Wyndham Riverfront in New Orleans. All net proceeds were used to pay down debt.

On March 11, 2005, we announced we have arranged to refinance our corporate credit facility and the majority of our outstanding mortgage debt. We will refinance approximately $1.65 billion of our outstanding debt. The refinancing, which is expected to close early in the second quarter 2005, provides an extension of corporate debt maturity to 2011. Additionally, the debt pre-funds up to $100 million of capital to invest in our owned properties.

Statistical Information

During 2004, our portfolio of owned and leased hotels experienced increases in occupancy, ADR and RevPAR of approximately 1.8%, 3.4% and 6%, respectively, as compared to 2003. We attribute the increases in occupancy, ADR and RevPAR primarily to improved brand performance resulting from our efforts to build our brand through innovative programs and increased demand in the lodging industry as a result of the recovering economy. The following table sets forth certain statistical information for 2003 and 2004 for the 67 hotels we owned and leased during 2004 including the hotels we sold in December 2004.

	Occupancy		ADR		RevPAR
	2004	2003	2004	2003	2004	2003
Wyndham Hotels & Resorts®	76.1%	74.1%	$123.34	$119.65	$93.80	$88.54
Wyndham Luxury Resorts®	76.5	75.6	245.46	232.18	187.56	175.53
Wyndham Garden Hotels®	76.4	75.4	93.50	90.79	71.40	68.42
Summerfield Suites by Wyndham™	85.5	83.1	97.84	94.75	83.68	78.79
Non-proprietary brands	59.7	58.5	91.01	86.68	54.32	50.68

Weighted average	73.3%	71.5%	$118.23	$114.38	$86.67	$81.74

Liquidity and Capital Resources

Our cash and cash equivalents as of December 31, 2004 were $24.3 million, inclusive of $1.1 million of Wyndham Anatole cash and cash equivalents. Our restricted cash was $77.8 million, inclusive of $4.8 million of Wyndham Anatole restricted cash. At December 31, 2003, our cash and cash equivalents were $62.4 million and our restricted cash was $130.5 million. Restricted cash is comprised of furniture, fixture and equipment reserves, tax and insurance escrows, derivative collateral, escrows required under our credit facility, deferred maintenance reserves and ground rent reserves.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease and manage. Cash flows from operating activities were $45.4 million, $62.6 million and $76.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Operational cash flows declined in 2004 primarily due to a reduction in cash generated from hotel operations as a result of the hotels sold.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $585.6 million for the year ended December 31, 2004 resulting primarily from proceeds received from the sale of assets during 2004 and the change in restricted cash, partially offset by renovation expenditures at certain hotels. Cash flows used in financing activities of $669.3 million for the year ended December 31, 2004 were primarily related to principal repayments made on our debt as a result of asset sales.

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

Debt

As of December 31, 2004, we had approximately $68.6 million outstanding under our revolving credit facility, $870.8 million outstanding on term loans I and $284.2 million outstanding on term loans II.

Additionally, we had outstanding letters of credit totaling $65.5 million. Also, as of December 31, 2004, we had $932.8 million of mortgage debt outstanding that encumbered 30 hotels and capital leases and other debt of $41.1 million, resulting in total indebtedness of approximately $2.2 billion. We have one covenant under our senior credit facility and increasing rate loans facility. The interest coverage ratio requirement is 1.25x to 1.0x. Our interest coverage ratio as of December 31, 2004 was 1.38x to 1.0x. Included in the total indebtedness is approximately $114.3 million of debt associated with assets held for sale and $168.9 million in mortgage debt and capital lease obligations associated with the Wyndham Anatole of which we are not a party to nor guarantor of the debt or capital lease obligation. (See Note 4 to the Consolidated Financial Statements). We are seeking to refinance the remaining scheduled principal payments prior to their maturities; however, there can be no assurance that we will be able to do so. As of December 31, 2004, we had approximately $190 million in liquidity. Our liquidity is defined as revolver availability ($179.7 million) plus cash in our overnight accounts ($10.3 million).

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

As of December 31, 2004, under the terms of the applicable credit facilities, loan agreements and lease agreements, our principal amortization and balloon payment requirements and our future five-year minimum lease payments are summarized as follows:

	Payments due by year
	Total		2005		2006		2007	2008	2009	2010 and thereafter
	(in thousands)
Debt (4)	$2,157,909	(1)	$682,517	(2)	$1,264,270	(3)	$19,293	$6,676	$7,241	$177,912
Capital leases obligations	39,577	(1)	2,628	(2)	2,623		2,382	1,294	1,373	29,277
Office leases (5)	8,037		2,763		2,490		2,016	492	276	—
Hotel and ground leases (5)	161,256		8,470		8,470		8,444	8,450	8,407	119,015

Total	$2,366,779		$696,378		$1,277,853		$32,135	$16,912	$17,297	$326,204

(1)	The Wyndham Anatole debt and capital lease obligations of $168.9 million are included, however, we are not a party to nor guarantor of this debt (see Note 4 to the Consolidated Financial Statements).
(2)

We can elect to extend $540.3 million ($358.8 million for three additional twelve-month periods and $181.5 million for one additional twelve month period) provided that there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent

$144.8 million related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to maturity; however, there can be no assurance that we will be able to do so.

(3)	We can elect to extend $28 million for three additional twelve-month periods provided that there is not a default under the loan and other minor conditions are met which are within our control.
(4)	Subsequent to December 31, 2004, mortgage debt was paid down by $9.7 million due to asset sales.
(5)	Office, hotel and ground leases are operating leases and are included in operating expenses.

During 2005, we have scheduled principal payments and debt maturities of approximately $685.1 million. Of that amount, we can elect to extend $540.3 million ($358.8 million for three additional twelve-month periods and $181.5 million for one additional twelve-month period) provided that there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent $144.8 million related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to their maturities; however, there can be no assurance that we will be able to do so. During 2006, we have scheduled principal payments and debt maturities of approximately $1.3 billion. Of that amount, we can elect to extend $28 million for three additional twelve-month periods. Of the remaining 2006 maturities, we are seeking to extend or refinance these debt maturities, however, there can be no assurance that we will be able to do so.

Dividends

We do not anticipate paying a dividend to our common stockholders and we are prohibited under the terms of our credit facilities from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

We are prohibited under the terms of the January 24, 2002 amendments to our senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of December 31, 2004, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $102.3 million. This amount is shown in the balance sheet as dividends payable as of December 31, 2004. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of December 31, 2004, we have issued an additional stock dividend of 936,073 shares of series A and series B preferred stock with a value of $93.6 million.

Renovations and Capital Improvements

During 2004, we invested approximately $92.1 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2005, we anticipate spending approximately $75 million in capital expenditures. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

We have reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional or reduced exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability and workers’ compensation loss exposures related to our hotel operations. The primary loss deductible retention limit is currently $1 million per occurrence for general liability, $250,000 per occurrence for automobile liability and $500,000 per occurrence for workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2004, our balance sheet included an estimated liability with respect to this self-insurance program of $29.7 million.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of December 31, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analyses, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are defendants in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to record accruals for losses that we consider to be probable and that can be reasonably estimated as a result of any pending actions against us.

Recently Issued Accounting Standards

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46R also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46R became effective upon issuance. The consolidation requirements of FIN 46R apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. We adopted FIN 46R during the first quarter ended March 31, 2004. We believe that our interest in one management contract (Wyndham Anatole) is a VIE where we are the primary beneficiary, which requires consolidation under FIN 46R as of January 1, 2004. In the unlikely event that we terminate the management contract and all of the underlying assets related to this contract had no value, we estimate that the maximum exposure to loss would approximate $88.9 million, primarily representing the net carrying value at December 31, 2004 of our investment in the management contract and the two previously issued notes receivable. However, we expect to recover the recorded amount of our investment in the Wyndham Anatole. See Note 4 to the Consolidated Financial Statements on page F-19 for the condensed financial information of the Wyndham Anatole as of December 31, 2004.

On December 22, 2004, we formed a joint venture with LBREP to expand and develop Summerfield Suites by Wyndham™, Wyndham’s upscale, extended-stay brand. The transaction included the sale of six Summerfield Suites by Wyndham™ and the sale of an equity interest in the entity that owns our Summerfield brand to LBREP. Under the terms of the joint venture agreement with LBREP, we initially hold a 66.67% ownership interest in the joint venture, however, we have 50% voting rights. In addition, LBREP has a priority return. Therefore, in accordance with FIN 46R, our joint venture with LBREP is also included in our consolidated financial statements at December 31, 2004.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $22.6 million in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $1.4 million.

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Shared-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting permitted under APB 25, and requires companies to expense the fair value of employee stock options and similar share-based payment awards. Under SFAS 123R, share-based payment awards are expensed based on the fair value of the awards on their grant dates and the estimated number of awards that are expected to vest. The fair values of the share-based payment awards are estimated using an option-pricing model that appropriately reflects a company’s specific circumstances and the economics of the company’s share-based payment transactions. Compensation expense for share-based payment awards, along with the related tax effects, is recognized as the awards vest. SFAS 123R also requires the tax benefit associated with these share-based payment awards be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. We will be required to adopt SFAS 123R in the third quarter of 2005. The provisions of SFAS 123R apply to all outstanding and unvested share-based payment awards at the company’s adoption date. SFAS 123R offers alternative transition methods of adopting this final rule. At the present time, we have not determined which alternative method we will use.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to future changes in interest rates related to our derivative financial instruments and other financial instruments, including debt obligations, interest rate swaps, interest rate caps and future debt commitments.

We manage our debt portfolio by periodically entering into interest rate swaps and caps to achieve an overall desired position of fixed and floating rates or to limit our exposure to rising interest rates.

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 2004. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 2004.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2004.

	2005	2006	2007	2008	2009	Thereafter	Face Value		Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$21,461 (1)	$9,809	$8,538	$7,970	$8,614	$207,189	$263,581		$264,197
Average Interest Rate	8.82%	8.70%	8.35%	8.25%	8.26%	7.91%
Variable Rate	$663,684 (1)	$1,257,084	$13,137	$—	$—	$—	$1,933,905	(2)	$1,933,905
Average Interest Rate	6.88%	8.76%	6.67%	—	—	—
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable	$57,063	$—	$—	$—	$—	$—	$57,063		$38
Average Pay Rate	4.62%	—	—	—	—	—
Average Receive Rate	4.84%	—	—	—	—	—
Interest Rate Swaps (based on U.S. LIBOR)
Pay Fixed/Receive Variable	$742,188	$—	$12,987	$—	$—	$—	$755,175		$(8,675)
Average Pay Rate	6.62%	—	4.24%	—	—	—
Average Receive Rate	3.11%	—	4.11%	—	—	—
Interest Rate Caps
Notional Amount	$818,166	$35,000	$—	$—	$—	$—	$853,166		$—
Strike Rate	5.92%	7.00%	—	—	—	—
Forward Rate	3.11%	3.76%	—	—	—	—

(1)	We can elect to extend $540.3 million ($358.8 million for three additional twelve-month periods and $181.5 million for one additional twelve-month period) provided that there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent $144.8 million related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization. We believe we will be able to refinance these two loans prior to maturity; however, there can be no assurance that we will be able to do so.
(2)	The Wyndham Anatole debt of $168.9 million is included, however, we are not a party to nor guarantor of this debt (see Note 4 to the Consolidated Financial Statements).

The debt portfolio as of December 31, 2003 was as follows:

	2004	2005	2006		2007	2008	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion
Fixed Rate	$5,508	$19,033		$7,167	$92,291	$3,539	$60,720	$188,258	$201,501
Average Interest Rate	8.75%	8.98%		9.09%	8.12%	9.05%	9.00%
Variable Rate	$287,153	$664,906		$1,528,387	$535	$605	$12,115	$2,493,701	$2,493,701
Average Interest Rate	5.02%	7.63%		9.87%	4.81%	4.65%	4.87%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable	$—	$53,128		$—	$—	$—	$—	$53,128	$(109)
Average Pay Rate	4.62%	4.62%		—	—	—	—
Average Receive Rate	4.52%	4.94%		—	—	—	—
Interest Rate Swaps
Pay Fixed/Receive Variable	$—	$755,978		$—	$—	$—	$—	$755,978	$(49,148)
Average Pay Rate	6.63%	6.63%		—	—	—	—
Average Receive Rate	1.50%	2.94%		—	—	—	—
Interest Rate Caps
Notional Amount	$377,465	$688,515	$		$—	$—	$—	$1,065,980	$(7,503)
Strike Rate	6.21%	5.83%		—	—	—	—
Forward Rate	1.50%	2.94%		—	—	—	—

From December 31, 2003 to December 31, 2004, the liability for derivative instruments decreased by $48.1 million. Our derivative portfolio consists entirely of interest rate protection agreements, which are valued based on the present value of future expected hedge payments over the remaining term of each interest rate hedge. Since the hedges have moved closer to their maturity date, the present value of future expected hedge payments has decreased. Consequently, the negative market value on the hedges has decreased which resulted in a decrease to the liability for derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Registered Public Accounting Firm report and our financial statements, notes thereto and financial statement schedules listed in the accompanying index are filed as part of this Annual Report on Form 10-K. See “Index to Financial Statements and Financial Statement Schedules” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, management, under the supervision and with the participation of our Chairman, President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to insure the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Status of Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, we are in the process of conducting an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The evaluation of our internal control over financial reporting has not yet been completed. In late November 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We are electing to utilize this 45-day extension, and, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls. In connection with this process, we have identified a control deficiency with respect to how we account for deferred income taxes and conclusions reached regarding the related valuation allowance that is being remediated. This deficiency resulted from ineffective controls over reconciliations of our deferred tax asset and liability accounts and related valuation allowances. This control deficiency had no impact on our revenues, cash flows or earnings before taxes. The control deficiency is considered to be a material weakness that results in a more than remote likelihood that a material misstatement to the financial statements will not be prevented or detected under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional deficiencies will not be identified or that any additional deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

Changes in Internal Controls

Other than the matters discussed above, during the three-month period ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of this Annual Report on Form 10-K (other than the information required by Item 401 of Regulation S-K with respect to executive officers, which appears under the heading “Executive Officers of the Registrant” below) is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and certain other information concerning our executive officers:

Fred J. Kleisner is the Chairman, President and Chief Executive Officer. He has served as Chairman of the Board since October 13, 2000 and as Chief Executive Officer since March 27, 2000. From July 1999 to October 2000, Mr. Kleisner served as President. From July 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer. From March 1998 to August 1999, he was President and Chief Operating Officer of The Americas, for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he was President and Chief Operating Officer from 1995 to 1998; Interstate Hotels, where he was Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he was Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C. and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 60 years old.

Mark A. Solls became our Executive Vice President, General Counsel and Secretary in September 2002. He previously served as Vice President, General Counsel and Secretary with Dal-Tile International, Inc. from 1998 to 2002. Prior to Dal-Tile, Mr. Solls served as Vice President, General Counsel and Secretary for Pronet Inc. from 1993 to 1997. Mr. Solls obtained his B.A. in Finance from the University of Illinois and his law degree from Southern Illinois University. Mr. Solls is 48 years old.

Judy Hendrick was named our Executive Vice President and Chief Investment Officer in October 2004. Ms. Hendrick previously served as Senior Vice President of Finance and Treasurer. She joined us in 1993 as Finance Manager. Prior to joining Wyndham, Ms. Hendrick held commercial lending positions with InterFirst Bank Dallas where she was Vice President of Real Estate Lending. Ms. Hendrick holds a B.S. degree from Kansas State University and a master’s in business administration from the University of Texas at Dallas. Ms. Hendrick is 51 years old.

Elizabeth Schroeder became our Executive Vice President and Chief Financial Officer in October 2004 and is responsible for finance strategy and operations. Ms. Schroeder joined us in August 1998 as Vice President of Finance. She previously held executive positions in financial reporting, planning and analysis with American General Hospitality Corporation, where she was the Corporate Controller. Ms. Schroeder earned her bachelor’s degree from Louisiana State University and is a certified public accountant. Ms. Schroeder is 39 years old.

Timothy L. Fielding was named Executive Vice President and Chief Accounting Officer in October 2004. Mr. Fielding joined us in July 1995 as Director of Corporate Finance. Prior to joining Wyndham, Mr. Fielding served two years as the Director of Corporate Finance with Medical Care America and ten years with KPMG Peat Marwick working with public and private companies in the real estate, broker/dealer, banking and manufacturing industries. Mr. Fielding received bachelor’s and master’s degrees in accounting from Sam Houston State University and is a certified public accountant. Mr. Fielding is 44 years old.

Andrew Jordan became our Executive Vice President, Chief Marketing Officer in April 2003 and oversees the operations of the sales, revenue management, marketing and corporate communications departments. Mr. Jordan joined Wyndham in 1998 as Senior Vice President of Marketing, responsible for positioning Wyndham as a leading, upscale hotel brand in North America. He previously served as President of U.S. Sales and Marketing for Club Med. Prior to that, he was part of the global marketing team for The Coca-Cola Company in Atlanta, and spent the prior ten years with major advertising agencies in New York, including Lowe & Partners, Wells Rich Green and Ogilvy & Mather. Mr. Jordan received his master’s degree from New York University and undergraduate degree from the University of Texas in Austin. Mr. Jordan is 42 years old.

Michael A. Grossman became our Executive Vice President, Asset Management/Owned Assets in October 2004 and is responsible for the asset management function related to our owned properties. Additionally, he has oversight of our hotel management services division, where he leads the team that manages non-proprietary branded properties owned by Wyndham and third party owners. He had previously served as Executive Vice President and divisional President of the management services division since January 1998. From 1977 to 1993, Mr. Grossman owned and operated Grossman and Associates, a hotel management company. Mr. Grossman joined Patriot American Hospitality L.P. in August 1993 as a Senior Vice President heading up its hotel division. Mr. Grossman was subsequently appointed Chief Operating Officer of Gencom American Hospitality, which initially served as a third party manager for Patriot and was subsequently acquired by Patriot. Mr. Grossman holds a B.B.A. from the University of Texas and a J.D. from Southern Methodist University. Mr. Grossman is 52 years old.

Mark Hedley was named Executive Vice President and Chief Information Officer in January 2005 and is responsible for driving strategic technology initiatives throughout the company and overseeing casino gaming operations in Puerto Rico. Mr. Hedley was formerly our Senior Vice President and Chief Technology Officer. Prior to joining Wyndham in 2000, Mr. Hedley served as vice president, information technology for Sun International, North America. He was previously vice president and chief information officer of Caesars World, Inc. and held other senior technology and information systems positions with Caesars World, Inc. and ITT Sheraton organizations. Mr. Hedley received a B.A. in hotel, restaurant and institutional management from Michigan State University. Mr. Hedley is 41 years old.

We have a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, which can be found at our Web site, www.wyndham.com. We will post any amendments to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC on our Web site. Information on Wyndham’s Web site is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

With the exception of the equity compensation plan table presented below, the information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	15,815,904	(1)	$4.96	(2)	15,230,877	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	15,815,904	(1)	$4.96	(2)	15,230,877	(3)

(1)	The 15,815,904 consists of 8,694,785 of stock options outstanding and 7,121,119 of restricted unit awards outstanding at December 31, 2004.
(2)	The figure set forth in column (b) reflects the weighted average exercise price for the 8,694,785 stock options outstanding under our equity compensation plans as of December 31, 2004. In addition to such stock options, 7,121,119 restricted unit awards were also outstanding under our equity compensation plans as of December 31, 2004. These restricted unit awards entitle the recipients to receive shares of our class A common stock upon the satisfaction of certain terms and conditions, including the satisfaction of certain vesting requirements. Since no exercise price is payable with respect to the restricted unit awards, such restricted unit awards were excluded from the calculation of the weighted average exercise price.
(3)	The figure set forth in column (c) reflects the number of securities available for issuance under our equity compensation plans as of December 31, 2004. Under the Second Amendment and Restatement of our 1997 Incentive Plan, the number of shares available for grant is equal to 10% of the outstanding shares of our class A common stock on a fully diluted basis. For purposes of this plan, “fully diluted basis” means the assumed conversion of all outstanding shares of our series A and series B convertible preferred stock, the assumed exercise of all outstanding stock options and the assumed conversion of all units of partnership interest in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of this Annual Report on 10-K is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on 10-K is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The index to the audited financial statements and the notes thereto, and financial statement schedules is included on page F-1 of this Annual Report on Form 10-K. The financial statements are included herein at pages F-3 through F-44. The following financial statement schedules are included herein at pages F-45 through F-51:

Schedule II—Valuation and Qualifying Accounts

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(b)	Exhibits:

Exhibit Number	Description
2.1	Securities Purchase Agreement, dated as of February 18, 1999, by and among Patriot American Hospitality, Inc. (“Patriot”), Wyndham International, Inc. (“Wyndham”), Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and the Investors named therein, incorporated by reference to Exhibit 2.1 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

2.2	Amendment to Securities Purchase Agreement, dated as of June 28, 1999, by and among Patriot, Wyndham, Patriot American Hospitality Partnership, L.P., Wyndham International Operating Partnership, L.P. and the parties identified on the signature page as the Original Investors, incorporated by reference to Exhibit 2.2 to Wyndham’s Current Report on Form 8-K (SEC file no. 001-09320) filed July 13, 1999.

2.3	Restructuring Plan, incorporated by reference to Exhibit 2.2 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

2.4	Agreement and Plan of Merger, dated as of March 26, 1999, by and among Wyndham, Wyndham International Acquisition Subsidiary, Inc. and Patriot, incorporated by reference to Exhibit 2.3 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

3.1	Amended and Restated Certificate of Incorporation of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham’s Registration Statement on Form S-8 (SEC file no. 333-82325) filed July 2, 1999.

3.2	Amended and Restated Bylaws of Wyndham, incorporated by reference to Exhibit 3.2 to Wyndham’s Registration Statement on Form S-8 (SEC file no. 333-82325) filed July 2, 1999.

3.3	Amendment No. 1 to Amended and Restated Bylaws of Wyndham, incorporated by reference to Exhibit 2.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

4.1	Certificate of Designation of Series A Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 99.5 to Wyndham’s and Patriot’s Current Report on Form 8-K (SEC file no. 001-09320) filed March 2, 1999.

4.2	Certificate of Designation of Series B Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

Exhibit Number	Description
4.3	Certificate of Designation of Series C Junior Participating Cumulative Preferred Stock of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham’s Current Report on Form 8-K (SEC file no. 001-09320) filed July 12, 1999.

4.4	Registration Rights Agreement, dated as of February 18, 1999, by and among Wyndham and the holders of Series B Convertible Preferred Stock of Wyndham party thereto, incorporated by reference to Exhibit 4.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (SEC file no. 001-09320).

4.5	Registration Rights Agreement, dated as of June 30, 1999, by and among Wyndham and former Operating Partnership unitholders party thereto, incorporated by reference to Exhibit 10.1 to Wyndham’s Registration Statement on Form S-3 (SEC file no. 333-86189) filed August 30, 1999.

4.6	Shareholder Rights Agreement, dated as of June 29, 1999, between Wyndham and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to Wyndham’s Current Report on Form 8-K (SEC file no. 001-09320) filed July 12, 1999.

4.7	Amendment No. 1 to the Shareholder Rights Agreement, dated May 12, 2000, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form 8-A filed May 30, 2000.

4.8	Amendment No. 2 to the Shareholder Rights Agreement, dated April 24, 2002, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.8 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.1	Credit Agreement, dated as of June 30, 1999, by and among Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.2	Increasing Rate Note Purchase and Loan Agreement, dated as of June 30, 1999, by and among Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.3	Executive Employment Agreement as Amended and Restated, dated as of April 19, 1999, between Wyndham and Michael A. Grossman, incorporated by reference to Exhibit 10.5 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.4	Executive Employment Agreement, dated as of March 27, 2000, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.4 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.5	Letter Agreement, dated July 7, 1999, between Wyndham and Karim Alibhai, incorporated by reference to Exhibit 10.4 to Wyndham’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC file no. 001-09320).

10.6	Second Amendment and Restatement of the Wyndham 1997 Incentive Plan, incorporated by reference to Exhibit 4.1 to Wyndham’s Registration Statement on Form S-8 filed on September 6, 2001.

10.7	Letter Agreement, dated March 1, 2001, between James D. Carreker and Wyndham, incorporated by reference to Exhibit 10.16 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.8	Amendment and Restatement to the Credit Agreement, dated September 25, 2000, by Wyndham and the lenders named therein incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

Exhibit Number	Description
10.9	Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated September 25, 2000, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.18 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10	Loan Agreement, dated as of July 18, 2001, by and among W-Baltimore, LLC, Posadas De San Juan Associates, W-Atlanta, LLC, W-Boston LLC and Travis Real Estate Group Joint Venture (wholly-owned subsidiaries of Wyndham) and Lehman Brothers Bank FSB, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.11	Form of Restricted Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.12	Waiver to the Credit Agreement, dated as of September 25, 2001, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

10.13	Addendum to Employment Agreement, effective as of July 13, 2001, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.17 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.14	Addendum No. 2 to Employment Agreement, effective as of November 14, 2001, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.18 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.15	Second Amendment and Restatement to the Credit Agreement, dated as of January 16, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.19 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.16	Second Amendment and Restatement to the Increasing Note Purchase and Loan Agreement, dated as of January 16, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.20 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001

10.17	Addendum to Employment Agreement, effective as of August 10, 2001, between Wyndham and Michael Grossman, incorporated by reference to Exhibit 10.23 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.18	Addendum No. 2 to Employment Agreement, effective as of December 21, 2001, between Wyndham and Michael Grossman, incorporated by reference to Exhibit 10.24 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.19	Form of Third Amendment and Restatement to the Credit Agreement, dated as of April 22, 2002, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.20	Amendment No. 1 to the Second Amendment and Restatement of Wyndham’s 1997 Incentive Plan, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.21	Addendum No. 3 to Employment Agreement, effective as of January 7, 2002, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.22	Addendum No. 4 to Employment Agreement, effective as of January 28, 2002, between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.4 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

Exhibit Number	Description
10.23	Employment Agreement, dated September 17, 2002, between Wyndham and Mark A. Solls, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

10.24	Loan Agreement, dated as of June 28, 1999, between Lehman Brothers Holdings Inc. and W-Brookfield, LLC, DT Glenview, LLC, R-Lisle, LLC, Rad-Burl, LLC, Parsippany, LLC, Rad-Jose, LLC, WCHNW, LLC, W-Garden Atlanta, LLC, W-Charlotte, LLC, and H-Melbourne, L.P, incorporated by reference to Exhibit 10.38 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25	First Amendment to Loan Agreement, dated as of June 29, 2001, between W-Brookfield, LLC, DT Glenview, LLC, R-Lisle, LLC, Rad-Burl, LLC, Parsippany, LLC, Rad-Jose, LLC, WCHNW, LLC, W-Garden Atlanta, LLC, W-Charlotte, LLC and H-Melbourne, L.P. and Sasco Floating Rate Commercial Mortgage Trust 1999-C3, Multiclass Pass-Through Certificates, Series 1999-C3, incorporated by reference to Exhibit 10.39 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26	Amended and Restated Loan Agreement, dated as of November 5, 1999, between Bear, Stearns Funding, Inc. and the other parties signatory thereto, incorporated by reference to Exhibit 10.40 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.27	First Amendment and Supplement to Amended and Restated Loan Agreement, dated as of September 6, 2002 between LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.41 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.28	Second Amendment and Supplement to Amended and Restated Loan Agreement, dated as of October 11, 2002, between LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.42 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.29	Third Amendment and Supplement to Amended and Restated Loan Agreement, dated as of November 15, 2002, between LaSalle National Bank, as Trustee for the Registered Holders of Bear Stearns Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.43 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.30	Promissory Note, dated September 4, 1997, by Patriot American Hospitality Partnership, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,467,000, incorporated by reference to Exhibit 10.44 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.31	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $29,748,000, incorporated by reference to Exhibit 10.45 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.32	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $11,155,500, incorporated by reference to Exhibit 10.46 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description
10.33	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $9,246,000, incorporated by reference to Exhibit 10.47 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.34	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $21,909,000, incorporated by reference to Exhibit 10.48 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.35	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,366,500, incorporated by reference to Exhibit 10.49 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.36	Promissory Note, dated February 13, 2001, by Fred J. Kleisner in favor of Wyndham, incorporated by reference to Exhibit 10.50 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.37	Addendum No. 5 to Employment Agreement, effective as of January 6, 2003, by and between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.51 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.38	Fourth Amendment and Restatement to the Credit Agreement, dated as of March 4, 2003, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

10.39	Third Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated March 4, 2003, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

10.40	Fifth Amendment and Restatement to the Credit Agreement, dated as of May 29, 2003, among the Company and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.41	Fourth Amendment and Restatement to the Increasing Rate Note Loan and Purchase Agreement, dated as of May 29, 2003, among the Company and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.42	Employment Agreement, dated May 21, 2003, between Wyndham and Andrew Jordan, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.43	Mortgage Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.2 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

10.44	Mezzanine Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.3 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

10.45	Mortgage Loan Agreement, dated October 28, 2003, between Lehman Brothers Holdings, Inc. D/B/A Lehman Capital and Posadas De Puerto Rico Associates, Inc., incorporated by reference to Exhibit 10.59 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit Number	Description
10.46	Mezzanine Loan Agreement, dated October 28, 2003, between Lehman Brothers Holdings, Inc. and PPRA Mezz Borrower, Inc., incorporated by reference to Exhibit 10.60 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.47	Mortgage Loan Agreement, dated April 30, 2004, between GMAC Commercial Mortgage Corporation, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.48	Mortgage Loan Agreement, dated June 22, 2004, between Credit Suisse First Boston, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.49	Employment Agreement, dated January 4, 2005, between Wyndham and Timothy L. Fielding, incorporated by reference to Exhibit 99.1 to Wyndham’s Current Report on Form 8-K/A dated October 12, 2004 and filed January 6, 2005.

10.50	Employment Agreement, dated January 4, 2005, between Wyndham and Judy L. Hendrick, incorporated by reference to Exhibit 99.2 to Wyndham’s Current Report on Form 8-K/A dated October 12, 2004 and filed January 6, 2005.

10.51	Employment Agreement, dated January 4, 2005, between Wyndham and Elizabeth Schroeder, incorporated by reference to Exhibit 99.3 to Wyndham’s Current Report on Form 8-K/A dated October 12, 2004 and filed January 6, 2005.

10.51	Employment Agreement, dated January 5, 2005, between Wyndham and Mark Hedley, incorporated by reference to Exhibit 99.1 to Wyndham’s Current Report on Form 8-K dated January 12, 2005.

10.52*	Agreement of Purchase and Sale, dated December 22, 2004, by and among Sum Business Holdings, LLC, and Sum Mezz, LLC, and Wyndham, Summerfield Hotel Company, L.P., Summerfield Hanover Owner, LLC and S-Seattle, LLC, and Patriot American Hospitality Partnership, L.P.

10.53*	Purchase and Sale Agreement, dated December 30, 2004, by and among Wyndham, the Owners, and W2005 WYN Realty, L.L.C. and Halifax Holdings, Inc.

12.1*	Statement Regarding Computation of Ratios.

21.1*	Significant Subsidiaries of Wyndham.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included on the signature page of this report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2005

WYNDHAM INTERNATIONAL, INC.

By:	/s/ FRED J. KLEISNER
Fred J. Kleisner
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

POWER OF ATTORNEY

The undersigned directors and officers of Wyndham International, Inc. hereby constitute and appoint Fred J. Kleisner and Elizabeth Schroeder, and each of them, with the full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Capacities in which signed	Date

/s/ FRED J. KLEISNER Fred J. Kleisner	Chairman, President and Chief Executive Officer (principal executive officer)	March 15, 2005

/s/ ELIZABETH SCHROEDER Elizabeth Schroeder	Executive Vice President and Chief Financial Officer (principal financial officer)	March 15, 2005

/s/ TIMOTHY L. FIELDING Timothy L. Fielding	Executive Vice President and Chief Accounting Officer (principal accounting officer)	March 15, 2005

/s/ KARIM ALIBHAI Karim Alibhai	Director	March 15, 2005

/s/ MARC A. BEILINSON Marc A. Beilinson	Director	March 15, 2005

/s/ LEON D. BLACK Leon D. Black	Director	March 15, 2005

Signature	Capacities in which signed	Date

/s/ LEONARD BOXER Leonard Boxer	Director	March 15, 2005

/s/ ADELA CEPEDA Adela Cepeda	Director	March 15, 2005

/s/ MILTON FINE Milton Fine	Director	March 15, 2005

/s/ LEE HILLMAN Lee Hillman	Director	March 15, 2005

/s/ THOMAS H. LEE Thomas H. Lee	Director	March 15, 2005

/s/ ALAN M. LEVENTHAL Alan M. Leventhal	Director	March 15, 2005

/s/ WILLIAM MACK William Mack	Director	March 15, 2005

/s/ LEE S. NEIBART Lee S. Neibart	Director	March 15, 2005

/s/ MARC J. ROWAN Marc J. Rowan	Director	March 15, 2005

/s/ ROLF E. RUHFUS Rolf E. Ruhfus	Director	March 15, 2005

/s/ LAWRENCE RUISI Lawrence Ruisi	Director	March 15, 2005

/s/ SCOTT A. SCHOEN Scott A. Schoen	Director	March 15, 2005

/s/ SCOTT M. SPERLING Scott M. Sperling	Director	March 15, 2005

/s/ LYNN C. SWANN Lynn C. Swann	Director	March 15, 2005

/s/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 15, 2005

WYNDHAM INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HISTORICAL FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Wyndham International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wyndham International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements effective January 1, 2002, Wyndham International, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    PricewaterhouseCoopers LLP

March 15, 2005

Dallas, TX

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,338	$62,441
Restricted cash	77,812	130,457
Accounts receivable, net of allowance for doubtful accounts of $4,115 in 2004 and $4,489 in 2003	70,438	71,077
Inventories	12,818	13,680
Prepaid expenses and other assets	10,389	10,564
Assets held for sale, net of accumulated depreciation of $178,085 in 2004 and $119,868 in 2003	361,504	238,330

Total current assets	557,299	526,549

Investment in real estate and related improvements, net of accumulated depreciation of $576,686 in 2004 and $901,779 in 2003	2,032,965	2,938,808
Investment in unconsolidated subsidiaries	51,149	48,252
Notes and other receivables	24,366	43,320
Management contract costs, net of accumulated amortization $7,128 in 2004 and $20,204 in 2003	4,826	79,014
Leasehold costs, net of accumulated amortization of $186 in 2004 and $32 in 2003	6,537	572
Trade names, net of accumulated amortization of $42,739 in 2004 and $37,123 in 2003	83,612	86,743
Deferred income taxes	—	17,125
Deferred acquisition costs	4,335	4,459
Deferred expenses, net of accumulated amortization of $62,123 in 2004 and $73,758 in 2003	21,803	49,267
Other assets	4,586	6,143

Total assets	$2,791,478	$3,800,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,186	$28,609
Accrued payroll costs	49,928	45,866
Dividends payable	102,322	73,100
Accrued insurance and property taxes	41,884	40,559
Other accrued expenses	91,928	61,875
Advance deposits	36,637	33,006
Borrowings associated with assets held for sale	114,251	118,133
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	685,145	292,661

Total current liabilities	1,139,281	693,809

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	1,398,090	2,271,165
Derivative financial instruments	8,637	56,760
Income taxes payable	33,107	57,124
Deferred income	9,446	10,051
Minority interest in the Operating Partnerships	20,559	21,289
Minority interest in other consolidated subsidiaries	63,001	39,981
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 15,812,279 in 2004 and 14,423,151 in 2003	158	144
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 171,386,918 in 2004 and 168,238,102 in 2003	1,714	1,682
Additional paid in capital	4,298,445	4,166,227
Receivables from shareholders and affiliates	(6,855)	(18,121)
Accumulated other comprehensive income	(5,560)	(8,918)
Accumulated deficit	(4,168,545)	(3,490,941)

Total shareholders’ equity	119,357	650,073

Total liabilities and shareholders’ equity	$2,791,478	$3,800,252

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Room revenues	$491,564	$419,718	$420,275
Food and beverage revenues	301,246	236,086	231,640
Other hotel revenues	150,979	146,139	160,415

Total hotel revenues	943,789	801,943	812,330
Management fee and service fee income	18,084	17,479	17,639
Interest and other income	3,641	6,335	7,056

Total revenues	965,514	825,757	837,025

Expenses:
Room expenses	118,366	102,872	100,938
Food and beverage expenses	198,750	163,468	162,985
Other hotel expenses	377,732	334,076	343,069

Total hotel expenses	694,848	600,416	606,992
General and administrative	85,958	62,237	72,711
Bond offering cancellation costs	—	—	3,750
Interest expense	192,281	168,968	194,933
Management, leasehold and license agreement costs	4,667	1,946	6,445
Loss (gain) on sale of assets	—	4,937	(11)
Loss on derivative financial instruments	4,983	22,193	84,844
Depreciation and amortization	100,834	107,008	104,690

Total expenses	1,083,571	967,705	1,074,354

Operating loss from continuing operations	(118,057)	(141,948)	(237,329)
Equity in earnings of unconsolidated subsidiaries	2,183	2,486	1,039

Loss from continuing operations before income taxes and minority interests	(115,874)	(139,462)	(236,290)
Income tax benefit	1,535	50,232	91,749

Loss from continuing operations before minority interests	(114,339)	(89,230)	(144,541)
Minority interest in consolidated subsidiaries	(9,589)	(1,470)	51

Loss from continuing operations	(123,928)	(90,700)	(144,490)
Discontinued operations:
Loss from operations of discontinued hotels	(315)	(54,897)	(46,567)
Impairment loss	(426,034)	(165,403)	(38,013)
HPT leasehold termination	—	(153,909)	—
Gain (loss) on sale of assets	40,831	9,489	(6,652)

Loss from discontinued operations before income taxes	(385,518)	(364,720)	(91,232)
Income tax benefit from discontinued operations	—	65,808	37,398

Loss from discontinued operations	(385,518)	(298,912)	(53,834)

Loss before accounting change	(509,446)	(389,612)	(198,324)
Cumulative effect of change in accounting principle, net of taxes	—	—	(324,102)

Net loss	$(509,446)	$(389,612)	$(522,426)

Net loss attributable to common shareholders:
Net loss	$(509,446)	$(389,612)	$(522,426)
Preferred stock dividends	(168,158)	(155,583)	(144,217)

Net loss attributable to common shareholders	$(677,604)	$(545,195)	$(666,643)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.73)	$(1.46)	$(1.72)
Loss from discontinued operations, net of taxes	(2.28)	(1.78)	(0.32)
Cumulative effect of change in accounting principle, net of taxes	—	—	(1.93)

Net loss per common share	$(4.01)	$(3.24)	$(3.97)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

								Accumulated Other Comprehensive Income
	Preferred Stock		Common Stock		Additional Paid in Capital	Receivables From Shareholders and Affiliates	Accumulated Deficit and Dividend Distributions	Foreign Currency Exchange	Unrealized (Loss) Gain on Derivative Instruments	Unrealized (Loss) Gain on Securities Held for Sale	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of December 31, 2001	11,905,060	$119	167,847,940	$1,678	$3,912,656	$(18,121)	$(2,279,104)	$34	$(28,337)	$(704)	$1,588,221

Issuance of shares net of offering expenses	—	—	150,858	2	454	—	—	—	—	—	456
Redemption of Preferred A stock	(28)	—	328	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(522,426)	—	—	—	(522,426)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(93)	—	—	(93)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	14,315	—	14,315
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	(436)	(436)

Comprehensive income											(508,640)

Cash dividends	—	—	—	—	—	—	(17,658)	—	—	—	(17,658)
Stock dividends	1,265,588	13	—	—	126,546	—	(126,559)	—	—	—	—

Balance as of December 31, 2002	13,170,620	$132	167,999,126	$1,680	$4,039,656	$(18,121)	$(2,945,747)	$(59)	$(14,022)	$(1,140)	$1,062,379

Issuance of shares net of offering expenses	—	—	110,425	2	228	—	—	—	—	—	230
Redemption of Preferred A stock	(11,025)	—	128,551	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(389,612)	—	—	—	(389,612)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(34)	—	—	(34)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	5,118	—	5,118
Transfer unrealized loss on securities held for sale to realized loss	—	—	—	—	—	—	—	—	—	1,219	1,219

Comprehensive income											(383,309)

Cash dividends	—	—	—	—	—	—	(29,227)	—	—	—	(29,227)
Stock dividends	1,263,556	12	—	—	126,343	—	(126,355)	—	—	—	—

Balance as of December 31, 2003	14,423,151	$144	168,238,102	$1,682	$4,166,227	$(18,121)	$(3,490,941)	$(93)	$(8,904)	$79	$650,073

Issuance of shares net of offering expenses	—	—	3,382,064	34	4,560	—	—	—	—	—	4,594
Redemption of Preferred A stock	(230)	—	2,711	—	—	—	—	—	—	—	—
Retirement of former executive shares	—	—	(235,959)	(2)	(11,264)	11,266	—	—	—	—	—
Net loss	—	—	—	—	—	—	(509,446)	—	—	—	(509,446)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(12)	—	—	(12)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	3,265	—	3,265
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	105	105

Comprehensive income											(506,088)

Cash dividends	—	—	—		—	—	(29,222)	—	—	—	(29,222)
Stock dividends	1,389,358	14	—		138,922	—	(138,936)	—	—	—	—

Balance as of December 31, 2004	15,812,279	$158	171,386,918	$1,714	$4,298,445	$(6,855)	$(4,168,545)	$(105)	$(5,639)	$184	$119,357

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(509,446)	$(389,612)	$(522,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	159,049	225,713	288,150
Amortization of deferred compensation	2,753	2,480	3,363
Amortization of deferred loan costs	26,304	31,247	25,522
(Gain) loss on sale of assets	(40,831)	(4,552)	6,641
Impairment loss on assets	426,034	165,403	38,013
Write-off of intangible assets	(202)	156,377	6,445
Write-off of deferred acquisition costs	1,585	335	2,574
Provision for bad debt expense	(104)	6,453	6,539
(Gain) loss on derivative financial instruments	(42,482)	(26,970)	43,182
Equity in earnings of unconsolidated subsidiaries	(2,183)	(2,486)	(1,039)
Minority interest in consolidated subsidiaries	9,920	3,040	955
Deferred income taxes	(9,139)	(120,505)	(143,581)
Cumulative effect of change in accounting principle	—	—	324,102
Changes in assets and liabilities:
Accounts receivable	4,589	24,587	18,225
Prepaid expenses and other assets	4,361	1,220	7,291
Deferred income	(186)	818	787
Accounts payable and accrued expenses	15,423	(10,939)	(28,235)

Net cash provided by operating activities	45,445	62,609	76,508

Cash flows from investing activities:
Acquisition of hotel properties and related working capital assets, net of cash acquired	—	(19,993)	—
Improvements and additions to hotel properties	(92,139)	(59,591)	(79,916)
Proceeds from sale of assets	628,208	223,760	555,604
Acquisition of management contracts	(951)	(3,793)	(497)
Acquisition of intangible asset	(4,500)	—	—
Change in restricted cash accounts	64,020	6,295	(57,907)
Change in other assets	(6,500)	(90)	—
Collection on other notes receivable	698	522	6,603
Advances on other notes receivable	(47)	(8,424)	(2,518)
Deferred acquisition costs	(1,799)	(2,136)	(1,252)
Investment in unconsolidated subsidiaries	(1,432)	(3)	(361)
Distributions from unconsolidated subsidiaries	—	650	5,936

Net cash provided by investing activities	585,558	137,197	425,692

Cash flows from financing activities:
Borrowings under line of credit facility and other debt	90,000	554,500	82,000
Repayments of borrowings under credit facility and other debt	(750,261)	(700,244)	(689,090)
Payment of deferred loan costs	(2,610)	(27,891)	(15,743)
Contributions received from minority interest in consolidated subsidiaries	—	—	1,601
Distribution made to minority interest in other partnerships	(6,443)	(899)	(9,667)
Other, net	12	(67)	(73)

Net cash used in financing activities	(669,302)	(174,601)	(630,972)

Effect of exchange rate on cash and cash equivalents	196	(3)	309

Net (decrease) increase in cash and cash equivalents	(38,103)	25,202	(128,463)
Cash and cash equivalents at beginning of year	62,441	37,239	165,702

Cash and cash equivalents at end of year	$24,338	$62,441	$37,239

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$176,774	$169,615	$216,981

Cash paid during the year for income taxes, net of refunds received	$3,864	$6,623	$14,462

See Note 16 for additional supplemental disclosure of cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “we,” “us,” “Wyndham”, or the “Company”) is a fully integrated and multi-branded hotel enterprise that operates primarily in the upper upscale and luxury segments. As of December 31, 2004, we owned interests in 55 hotels with over 18,400 guestrooms and leased 5 hotels from third parties with over 900 guestrooms. In addition, we managed 42 hotels for third party owners with over 11,100 guestrooms, franchised 48 hotels with over 9,900 guestrooms and had a strategic alliance with a third party for 6 hotels with over 1,900 rooms.

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

2. Summary of Significant Accounting Policies:

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, our wholly-owned subsidiaries, and the partnerships, corporations and limited liability companies in which we own a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships, Corporations and Limited Liability Companies—In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”) which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted FIN 46R as of January 1, 2004.

Critical Accounting Policies and Estimates—The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to: impairment of assets; assets held for sale; bad debts; income taxes; insurance reserves; derivatives; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We periodically review the carrying value of our assets, including intangible assets, to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, management will prepare undiscounted and discounted cash flow projections, which require judgments that are both subjective and complex.

Our management uses its judgment in projecting which assets we will sell within the next twelve months. These judgments are based on management’s knowledge of the current market and the status of current negotiations with third parties. If assets are expected to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

We have reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional or reduced exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $1,000 per occurrence for general liability, $250 per occurrence for automobile liability and $500 per occurrence for workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2004, our balance sheet included an estimated liability with respect to this self-insurance program of $29,656.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. During the year ended December 31, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of December 31, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analyses, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are defendants in lawsuits that arise out of, and are incidental to, the conduct of our business. Management uses judgment, with the aid of legal counsel, to record accruals for losses that we consider to be probable and that can be reasonably estimated, as a result of any pending actions against us.

Investment in Real Estate and Related Improvements

The hotel properties are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets of 35 to 40 years for the hotel buildings and improvements and 3 to 7 years for furniture, fixtures and equipment. These estimated useful lives are based on management’s knowledge of the properties and the industry in general.

Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

Interest associated with borrowings used to finance substantial hotel renovations is capitalized and amortized over the estimated useful life of the assets. No interest was capitalized in 2004, 2003 and 2002, as there were no substantial hotel renovations.

We periodically review the carrying value of each property to determine if events and circumstances exist indicating that the assets might be impaired. If facts or circumstances support the possibility of impairment, we will prepare projections of undiscounted cash flows, without interest charges, of the specific property, to determine if the amounts estimated to be generated by those assets are less than the carrying amounts of those assets. If impairment is indicated, an adjustment will be made to the carrying amount based on the difference between the fair value and the carrying amount of the asset. When we identify an asset held for sale, we estimate the net selling price of such asset. If the net selling price of the asset is less than the carrying amount of the asset, a reserve for loss is established. Depreciation is no longer recorded once we identify an asset as held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. We recorded impairment of $426,034, $165,403 and $38,013 for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

Restricted Cash

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Investment in Unconsolidated Subsidiaries

Our investment in unconsolidated subsidiaries includes investments in five entities ranging from approximately 1% to 50%. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when we have a 20% or more ownership interest or exercise significant influence over the venture. If our ownership is less than 20% and we do not exercise significant influence, the investment is accounted for under the cost method.

We review our investment in unconsolidated subsidiaries periodically for other than temporary declines in market value. For any decline that is considered other than temporary, we record an impairment as a reduction in the carrying value of the investment. Estimated fair values are based on projections of cash flows and market capitalization rates.

Notes and Other Receivables

Notes and other receivables are carried at their estimated collectible amounts. Interest income on notes and other receivables is recognized as earned. Receivables are periodically evaluated for collectibility based on adequacy of collateral and/or creditworthiness of borrower. Impairments are recorded as necessary.

Intangibles

Goodwill was recognized in connection with the acquisition of certain businesses and was amortized utilizing the straight-line method over a period of 10 to 40 years. However, on January 1, 2002, we completed the two-step process prescribed by Statement of Financial Accounting Standard (“SFAS”) 142 “Goodwill and Other Intangible Assets” for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with the reporting unit. Accordingly, in January 2002, we recorded an impairment charge of $324,102 as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 142, we did not record $12,136 of amortization in 2002, and will not be recording $12,136 of amortization annually going forward. Upon implementation of SFAS 142, we identified finite lived intangible assets related to our trade names and determined that there was no indication of impairment on these finite lived intangible assets.

The costs associated with the acquisition of management contracts and trade names have been recorded as deferred costs. Amortization of management contracts is computed using the straight-line method over the term of the related management agreements. No charges were recognized in 2004 for the remaining unamortized cost of management contracts lost. During 2003 and 2002, we recognized charges for the remaining unamortized cost of management contracts lost of $1,946 and $6,445, respectively. Amortization of trade names costs is computed using the straight-line method over the estimated useful life of 20 years.

The costs associated with the acquisition of leaseholds for hotel properties leased from third party owners have been recorded as deferred costs. Leasehold costs are amortized using the straight-line method over the terms of the related leasehold agreement. During 2003, we recognized a charge for the remaining unamortized cost of leasehold contracts lost of $153,909.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Our intangible assets are as follows:

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Management contract costs	$11,954	$(7,128)	$99,218	$(20,204)

Leasehold costs	6,723	(186)	604	(32)

Trade name costs	121,851	(42,739)	123,866	(37,123)

Total amortized intangible assets	$140,528	$(50,053)	$223,688	$(57,359)

Unamortized intangible assets
Goodwill	$391		$391
Trade name costs	4,500		—

Total unamortized intangible assets	$4,891		$391

The aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002 was $12,902 $16,523 and $23,160, respectively.

The estimated amortization expense for the following five years is as follows:

2005	$9,362
2006	$9,396
2007	$8,647
2008	$8,578
2009	$8,376

We review the carrying value of our intangible assets with finite lives including management contracts and leasehold costs whenever events or changes in circumstances arise that indicate the carrying amount of the asset may not be recoverable. If circumstances indicate that the carrying amount of an asset that we expect to hold and use may not be recoverable, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we recognize an impairment loss as the amount by which the carrying amount of the asset exceeds its fair value. In addition, we periodically evaluate the remaining useful lives of our intangible assets to determine whether events or circumstances indicate that a revision of the remaining amortization period is warranted.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Deferred Expenses

Deferred expenses consist of the following:

	December 31,
	2004	2003
Deferred loan costs	$80,500	$118,991
Franchise fees	566	865
Other	2,860	3,169

	83,926	123,025
Less: accumulated amortization	(62,123)	(73,758)

	$21,803	$49,267

Deferred loan costs are amortized to interest expense on a straight-line basis (which approximates the interest method) over the terms of the related loans, which range from one to ten years. Franchise costs are amortized using the straight-line method over the terms of the related franchise agreements.

Income Taxes

We record our provision for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse (see Note 12).

Minority Interest in the Operating Partnerships

Minority interest in the Operating Partnerships (“OP”) includes adjustments for the minority partners’ share of the net income (loss) as defined by the partnership agreement and certain other adjustments for the issuance or redemption of OP units.

Minority Interest in Other Consolidated Subsidiaries

We have entered into a number of joint ventures in which a third party owns a minority interest. For financial reporting purposes, the financial position and results of operations for each joint venture are included in our consolidated financial statements. In addition, the Wyndham Anatole is included in our consolidated financial statements pursuant to FIN 46R.

Earnings (Loss) per Share

Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of SFAS 128, “Earnings per Share”. We compute basic earnings per share based upon the weighted average number of shares of common stock outstanding during the period presented. We include shares of common stock granted to our officers and employees in the computation only after the shares become fully vested. We compute diluted earnings per share based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the “treasury stock” method, unvested stock grants and other restricted awards to officers and employees and convertible preferred shares (see Note 7).

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Stock Compensation

We account for our stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and we intend to continue to do so until we are required to expense stock-based employee compensation in compliance with the requirements of SFAS 123R, “Share-Based Payment”, which becomes effective for us in the third quarter of 2005. At December 31, 2004, no stock-based employee compensation cost has been charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, “Accounting for Stock-Based Compensation”, our net loss and loss per common share would have increased to the pro forma amounts indicated below:

	December 31,
	2004	2003	2002
Net loss attributable to common shareholders, as reported	$(677,604)	$(545,195)	$(666,643)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(704)	(355)	(525)

Pro forma net loss attributable to common shareholders	$(678,308)	$(545,550)	$(667,168)

Earnings per share:
Basic and diluted loss per common share—as reported	$(4.01)	$(3.24)	$(3.97)
Basic and diluted loss per common share—pro forma	$(4.01)	$(3.24)	$(3.98)

Revenue Recognition

We primarily own, operate, manage and franchise hotel properties. Revenue is generally recognized when rooms are occupied and as services are performed. Hotel revenue consists primarily of room rentals, food and beverage sales and other activities from owned and leased hotels. Management and service fees primarily represent management and franchise fees earned from third-party owned hotels we manage. Management fees include a base fee, which is generally a percentage of hotel revenue, and an incentive fee, which is generally based on the hotel’s profitability. We recognize base fees as revenue when earned in accordance with the terms of the contract. Incentive fees are not recognized until the end of the year based on the hotel’s annual profitability. Franchise fees represent fees in connection with the franchise of our brand from third-party owners. We recognize franchise fee revenue in accordance with SFAS 45, “Accounting for Franchise Fee Revenue.” Initial franchise fees are recognized when substantially all of the initial services or conditions relating to the franchise contract have been performed or satisfied. Continuing franchise fees are recognized as the fees are earned and become receivable from the franchise. Payments received in advance of revenue being earned under the franchise agreements are deferred and classified in accrued expenses.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Advertising Costs

We participate in various advertising and marketing programs. Production costs of commercials are charged to operations in the period during which the commercial is first aired. The costs of other advertising, promotion and marketing programs are expensed in the period incurred. We have recognized advertising expenses of $27,094, $28,995 and $37,201 for 2004, 2003 and 2002, respectively.

Self Insurance

We are self-insured for various levels of general liability, automobile liability, workers’ compensation and employee medical coverage up to certain levels. Accrued expenses include the estimated cost from unpaid incurred claims of $29,656 and $26,617 at December 31, 2004 and 2003, respectively. We base our accrual on a range of estimates of unpaid incurred claims provided by a third party actuary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations

We currently invest primarily in hotel properties. The hotel industry is highly competitive and our hotel investments are subject to competition from other hotels for guests. Each of our hotels competes for guests primarily with other similar hotels in its immediate vicinity and other similar hotels in its geographic market. We believe that brand recognition, location, quality of the hotel, services provided and price are the principal competitive factors affecting our hotel investments.

Our financial instrument exposure to concentration of credit risk consists primarily of cash and cash equivalents. Our funds are deposited with high-credit-quality financial institutions and at times, these funds may be in excess of the federal depository insurance limit.

Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2004 and 2003. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Management estimates the fair values of (i) accounts receivable, accounts payable and accrued expenses approximate the carrying value due to the relatively short maturity of these instruments; (ii) the notes receivable approximate carrying value based upon effective borrowing rates for issuance of debt with similar terms and remaining maturities; and (iii) the borrowings under the revolving credit facility, term loan and various other mortgage notes approximate carrying value because these borrowings accrue interest at floating interest rates based on market. We estimate the fair value of our fixed rate debt generally using discounted cash flow analysis

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

based on our current borrowing rates for debt with similar maturities. The estimated fair value of the fixed rate debt at December 31, 2004 was approximately $264,197 compared to a book value of $263,581.

Accounting for Derivative Instruments and Hedging Activities

We account for our derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138.

On the date we enter into a derivative contract, we designate the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow hedge”). Currently, we have only entered into derivative contracts designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Recent Pronouncements

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities” to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46R also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of FIN 46R became effective upon issuance. The consolidation requirements of FIN 46R apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 to existing VIE’s. We adopted FIN 46R during the first quarter ended March 31, 2004. We believe that our interest in one management contract (Wyndham Anatole) is a VIE where we are the primary beneficiary, which requires consolidation under FIN 46R as of January 1, 2004. In the unlikely event that we terminate the management contract and all of the underlying assets related to this contract had no value, we estimate that the maximum exposure to loss would approximate $88,852, primarily representing the net carrying value at December 31, 2004 of our investment in the management contract and the two previously issued notes receivable. See Note 4 to the Consolidated Financial Statements for the condensed financial information of the Wyndham Anatole as of December 31, 2004.

On December 22, 2004, we formed a joint venture with Lehman Brothers Real Estate Partners (“LBREP”) to expand and develop Summerfield Suites by Wyndham™, Wyndham’s upscale, extended-stay brand. The transaction included the sale of six Summerfield Suites by Wyndham™ and the sale of an equity interest in the entity that owns our Summerfield brand to LBREP. Under the terms of the joint venture agreement with LBREP, we initially hold a 66.67% ownership interest in the joint venture however, we have 50% voting rights. In addition, LBREP has a priority return. Therefore, in accordance with FIN 46R, our joint venture with LBREP is also included in our consolidated financial statements at December 31, 2004.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. For calendar-year-end companies, SFAS 150 became effective at the beginning of their third quarters. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that mandatorily redeemable minority interests within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $22,646 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $1,390.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

In December 2004, the FASB issued SFAS 123R, “Shared-Based Payment”. SFAS 123R requires companies to expense the fair value of employee stock options and similar share-based payment awards. Under SFAS 123R, share-based payment awards are expensed based on the fair value of the awards on their grant dates and the estimated number of awards that are expected to vest. The fair values of the share-based payment awards are estimated using an option-pricing model that appropriately reflects a company’s specific circumstances and the economics of the company’s share-based payment transactions. Compensation expense for share-based payment awards, along with the related tax effects, is recognized as the awards vest. SFAS 123R also requires the tax benefit associated with these share-based payment awards be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. Public companies with calendar year-ends will be required to adopt SFAS 123R in the third quarter of 2005. The provisions of SFAS 123R apply to all outstanding and unvested share-based payment awards at the company’s adoption date. SFAS 123R offers alternative transition methods of adopting this final rule. At the present time, we have not determined which alternative method we will use.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or retained earnings.

3. Investment in Real Estate and Related Improvements and Assets Held for Sale:

Investment in real estate and related improvements and assets held for sale consists of the following:

	December 31, 2004			December 31, 2003
	Investment in Real Estate Held for Use	Assets Held for Sale	Total	Investment in Real Estate Held for Use	Assets Held for Sale	Total
Land	$208,261	$58,317	$266,578	$288,106	$38,521	$326,627
Land held for development	19,927	—	19,927	28,647	—	28,647
Buildings and improvements	1,931,199	458,209	2,389,408	2,867,596	252,538	3,120,134
Furniture, fixtures and equipment	423,497	92,815	516,312	641,294	77,777	719,071
Renovations in progress	26,767	2,561	29,328	14,944	767	15,711

	2,609,651	611,902	3,221,553	3,840,587	369,603	4,210,190
Less: impairment	—	(72,313)	(72,313)	—	(11,405)	(11,405)
Less: accumulated depreciation	(576,686)	(178,085)	(754,771)	(901,779)	(119,868)	(1,021,647)

	$2,032,965	$361,504	$2,394,469	$2,938,808	$238,330	$3,177,138

We classify certain assets as held for sale based on having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. At December 31, 2004, certain assets were classified as held for sale. At December 31, 2004 and 2003, the impairment for assets held for sale totaled $72,313 and $11,405, respectively. The assets held for sale had income from operations of $42,413 and $8,824 for the years ended December 31, 2004 and 2003, respectively, net of amounts owned by third party limited partners.

We continue to evaluate the assets in our total portfolio and to pursue an orderly disposition of our held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Asset Sales

During the year ended December 31, 2004, we sold our investments in 39 hotels and certain undeveloped land in separate transactions. We received net cash proceeds of approximately $308,676, after the repayment of mortgage debt of approximately $313,248. We recorded a net gain of $40,831 as a result of these asset sales. Also, we used $297,407 of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

During the year ended December 31, 2003, we sold our investments in eighteen hotels, certain undeveloped land and a golf venture in separate transactions. We received net cash proceeds of approximately $107,386, after the repayment of mortgage debt of approximately $114,878. We recorded a net gain of $4,552 as a result of these asset sales. Also, we used $68,282 of the net cash proceeds to pay down a portion of the senior credit facility and increasing rate loan facility, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

During the year ended December 31, 2003, leases on 27 hotel properties (15 Summerfield Suites® by Wyndham and 12 Wyndham Hotels and Wyndham Garden Hotels) operated by two subsidiaries of Wyndham were terminated by Hospitality Properties Trust (“HPT”). HPT subsequently rebranded these hotel properties to third-party brands.

During 2002, we sold seven hotels and an investment in a restaurant venture, in separate transactions, for aggregate net cash proceeds of approximately $60,125, after repayment of approximately $65,659 of mortgage debt. In addition, we sold thirteen hotels in a single transaction for net cash proceeds of approximately $202,467 after repayment of approximately $224,113 of mortgage debt. As a result of asset sales, we recorded a net loss of $3,699. Also, we used $166,254 of the net cash proceeds from the asset sales to pay down a portion of our senior credit facility and increasing rate loan facility and placed $36,141 in escrow under the terms of the senior credit facility for future application to payments on our existing mortgage indebtedness. As of December 31, 2004, all of the escrowed cash proceeds have been applied in payment of existing mortgage indebtedness.

Interstate

During 2000, Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest (the “Wyndham Interest”) in Interstate Hotels, LLC (“IH LLC”), a principal operating subsidiary of Interstate Hotel Company (“IHC”). IH LLC transferred to us a management agreement for one hotel owned by us and amended management agreements with respect to six other hotels owned by us to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, IH LLC redeemed approximately 9% of the Wyndham Interest and substantially all of the remainder was converted into a preferred membership interest in IH LLC. As additional consideration for the redemption and conversion of the Wyndham Interest, we caused our representative on IHC’s Board of Directors to resign and relinquished our right to appoint a member to IHC’s Board of Directors in the future. In addition, we granted IHC an option exercisable within 90 days of October 20, 2000, to acquire all of IHC’s stock we owned at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597. On July 12, 2001, IH LLC, pursuant to a redemption agreement, called for the redemption of our preferred interest in IH LLC. In consideration for the redemption, we received $8,250 in cash and two promissory notes in the amounts of $750 and $3,682, respectively. The notes were repaid in May 2002 and June 2002, respectively, by IHC. We recorded a gain of $2,003, net of previously recorded impairment of $16,499. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Wyndham had the right to require that IH LLC redeem the remaining 1% non-controlling common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC’s EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining 1% non-controlling common interest, or (b) approximately $433. The redemption of the remaining 1% non-controlling common interest under the agreement occurred in November 2004.

4. Investment in Wyndham Anatole:

We adopted FIN 46R as of January 1, 2004. Pursuant to the adoption of FIN 46R, we evaluated our joint ventures, management and franchise contracts to determine whether any agreements qualify as a VIE and whether, as such, we meet the criteria of a primary beneficiary. We identified the Wyndham Anatole as a VIE due to the management contract and Wyndham was identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract has the following provisions:

•	Wyndham will secure a letter of credit in the amount of $21,000 which can be drawn by the owner if net operating income (“NOI”) generated by the hotel is insufficient to pay the primary debt service and first portion of the owner’s priority return. This letter of credit will be renewed annually, but if there are any amounts drawn against the letter of credit, only the remaining balance will be renewed.

•	NOI will be distributed as follows:

•	First, to the payment of debt service on the hotel’s first mortgage;

•	Second, to pay a preferred return to the owner (the amounts due under the debt service and owner return shall not exceed $28,000);

•	Third, to the payment of current and accrued interest on the Wyndham loans;

•	Fourth, to pay Wyndham a base management fee in an amount equal to 2% of gross revenues;

•	Fifth, to pay any owner accrued amount (as defined in the management agreement);

•	Sixth, to pay Wyndham an incentive management fee equal to 40% of NOI; and,

•	Seventh, any remaining NOI shall be distributed 50% to the owner and 50% to Wyndham.

•	If the hotel is sold during the 11th to 20th year of the contract, the sales proceeds (after the payment of closing costs and expenses) will be distributed as follows:

•	First, $330,000 would be paid to the hotel’s lender to satisfy the repayment of mortgage debt and as a priority return to the owner;

•	Second, to the payment of accrued and unpaid interest on, and the principal of, the Wyndham loans;

•	Third, to the payment of any unpaid owner accrued amount;

•	Fourth, to the payment to Wyndham of the unamortized portion of 50% of $67,000 (the amount paid to the owner at the inception of the agreement); and,

•	Fifth, 50% to the owner and 50% to Wyndham.

The Wyndham Anatole management contract met the FIN 46R criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21,000

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

and is backed by a letter of credit. This $21,000 letter of credit triggers consolidation due to Wyndham being exposed to the majority of the risks of loss. As of December 31, 2004, $4,667 had been drawn against this letter of credit. Even though our risk of loss is limited solely to the $21,000, our projections indicate that there is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss.

We consolidated the Wyndham Anatole as of and for the twelve months ended December 31, 2004. This consolidation results in an increase of $310,172 in consolidated Wyndham assets. Our balance sheet also reflects the Wyndham Anatole mortgage debt and capital lease obligations of $168,891, even though we are not a party to nor guarantor of this debt or capital lease obligations. Our net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Condensed financial information of the Wyndham Anatole is set forth below:

Condensed Balance Sheet

December 31, 2004
ASSETS

Cash and cash equivalents	$1,141
Restricted cash	4,785
Accounts receivable, net of allowance for doubtful accounts of $368	8,952
Investment in real estate and related improvements, net of accumulated depreciation of $32,354	293,745
Other assets	1,549

Total assets	$310,172

LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$2,198
Accrued payroll costs	3,164
Accrued insurance and property taxes	3,086
Other liabilities	3,344
Advance deposits	1,672
Intercompany items with Wyndham	88,852
Mortgage debt and capital lease obligations	168,891
Minority interest	38,965
Wyndham equity	—

Total liabilities and shareholders’ equity	$310,172

Condensed Statement of Operations:

Year Ended December 31, 2004
Revenues:
Room revenues	$42,266
Food and beverage revenues	52,568
Other hotel revenues	6,114

Total revenues	100,948
Expenses:
Room expenses	9,828
Food and beverage expenses	29,062
Other hotel expenses	31,817

Total hotel expenses	70,707
Interest expense	12,756
Depreciation and amortization	10,756

Total expenses	94,219

Income before intercompany items and minority interest	6,729
Intercompany items with Wyndham	2,854
Minority interest	(9,583)

Net income attributable to Wyndham equity	$—

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

5. Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

Outstanding borrowings as of December 31, 2004 and 2003 under the line of credit, term loans, mortgage and other notes and capital lease obligations consist of the following:

Description	December 31, 2004	December 31, 2003	Amortization	Interest Rate	Maturity
Revolving credit facility I	$—	$4,081	None	LIBOR + 3.75%	June 30, 2004(1)
Revolving credit facility III	—	—	None	LIBOR + 4.75%	April 1, 2006(1)
Revolving credit facility IV	68,589	160,051	None	LIBOR + 5.75%	April 1, 2006(1)
Term loans I	870,794	1,051,369	(2)	LIBOR + 5.75%(3)	June 30, 2006
Term loans II	284,196	343,284	(4)	LIBOR + 5.75%	April 1, 2006
Increasing rate loans	—	15,165	None	LIBOR + 4.75%	June 30, 2004(1)
Lehman Brothers Holdings Inc. II	128,015	175,184	(5)	LIBOR + 1.8%	August 10, 2005
Lehman Brothers Holdings Inc. III	10,735	39,339	(6)	8.0%(6)	September 10, 2005
Lehman Brothers Holdings Inc. IV	266,094	397,353	(7)	7.49%(7)	July 8, 2005
Lehman Brothers Holdings Inc. (Condado)	92,740	94,369	(8)	LIBOR + 4.25%(8)	November 6, 2005
CSFB Pool	28,040	—	None	LIBOR + 1.2%	July 9, 2006(9)
Metropolitan Life Insurance	—	93,492	(10)	8.08%	October 1, 2007
Other mortgage notes payable(11)	238,926	269,885	Various	(12)	(12)
Unsecured financing	1,510	1,509	None	10.5%	May 15, 2006
Capital lease obligations	38,956	36,878
Capital lease obligations (Wyndham Anatole)	621	—
Cigna Insurance (Wyndham Anatole)	168,270	—	(13)	7.48%	August 1, 2011

	$2,197,486	$2,681,959		(14)
Less current portion:
Mortgage debt-assets held for sale	(114,251)	(118,133)
Current portion of borrowings	(685,145)	(292,661)

Long term debt	$1,398,090	$2,271,165

(1)	We entered into amendments and restatements of our senior credit facilities. The consenting lenders’ maturity dates for the revolving credit facility and the term loans II were extended to April 1, 2006. The non-consenting lenders’ debt of approximately $19,000, which was due on June 30, 2004, was repaid on May 12, 2004.
(2)	A principal payment of $5,000 is to be paid each six months until the final payment of principal, which is due on June 30, 2006.
(3)	1% of the interest rate spread is paid-in-kind and is payable at maturity.
(4)	A principal payment of 0.5% of the outstanding principal balance is to be paid each six months until the final payment of the principal, which is due on April 1, 2006.
(5)	The loan is collateralized by three hotel properties with a net book value of $185,952 as of December 31, 2004. We must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that we can elect to extend the term of the loan for one additional twelve-month period, provided that there is not a default under the loan and other minor conditions are met which are within our control.
(6)	The loan is collateralized by two hotel properties with a net book value of $32,745 as of December 31, 2004. We must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that we can elect to extend the term of the loan for one additional twelve-month period, provided that there is not a default under the loan and other minor conditions are met which are within our control. As of December 31, 2004, LIBOR is below the minimum interest rate pursuant to the agreement, therefore, the rate is fixed at 8% until such time as the LIBOR rate rises above the minimum of 3%.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

(7)	The loan is collateralized by 14 hotel properties with a net book value of $357,262 as of December 31, 2004. We must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. As of December 31, 2004, the spread is 4.99% and LIBOR is less than 2.5%, which results in a current interest rate of 7.49%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.
(8)	The loan is collateralized by one hotel with a net book value of $95,659 as of December 31, 2004. The interest rate has a 2% LIBOR floor. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control.
(9)	The loan is collateralized by three hotel properties with a net book value of $74,710 as of December 31, 2004. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control.
(10)	The hotels were sold on January 30, 2004 and the debt was assumed in full by the purchaser.
(11)	The loans are collateralized by six hotel properties and a parcel of land with a net book value of $525,672 as of December 31, 2004.
(12)	Interest rates range from fixed rates of 9.08% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 4.5%. The mortgages have a weighted average interest rate as of December 31, 2004 of 5.85%. Maturity dates range from 2005 through 2016.
(13)	The loan is collateralized by the Anatole hotel with a net book value of $293,745 as of December 31, 2004. We are not party to nor guarantor of this loan. (See note 4 to the Consolidated Financial Statements).
(14)	The weighted average interest rate was 6.51% and 5.92% for the years ended December 31, 2004 and 2003, respectively.

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at December 31, 2004 are as follows for each of the next five years:

Year	Amount
2005	$685,145	(1)
2006	1,266,893	(2)
2007	21,675
2008	7,970
2009	8,614
2010 and thereafter	207,189

	$2,197,486	(3)

(1)	We can elect to extend $540,334 ($358,834 for three additional twelve-month periods and $181,500 for one additional twelve-month period) provided that there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent $144,811 related to separate loans collateralized by the Wyndham El Conquistador and the Wyndham Reach and normal principal amortization.
(2)	We can elect to extend $28,040 for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control.
(3)	The Wyndham Anatole debt and capital leases of $168,891 are included, however, we are not a party to nor guarantor of this debt (see note 4 to the Consolidated Financial Statements).

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

On April 30, 2004, we extended an $18,000 mortgage secured by one hotel, after paydown of $6,300. The loan bears interest at LIBOR plus 4.5% and has a maturity date of May 1, 2006.

One June 22, 2004, we completed a $35,000 mortgage financing secured by four hotel properties. The loan, which was made by Credit Suisse First Boston Inc., bears interest at LIBOR plus 1.2% and has an initial maturity date of July 9, 2006. We may extend the maturity date of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control.

6. Derivatives:

We manage our debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts we would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At December 31, 2004, the estimated fair value of the interest rate hedges represented a liability of $8,637. We estimate that the majority of the $8,637 liability at December 31, 2004 will be charged to earnings during 2005 as all of the interest rate swaps except one will mature in 2005. We have no embedded derivatives under SFAS 133, as amended, at December 31, 2004.

The following table represents the derivatives in place as of December 31, 2004:

	Notional Amount	Maturity Date	Swap Rate	Cap Rate	Floor Rate	Trigger Level	Fair Value
Type of Hedge:
Interest Rate Cap (1)	$269,396	7/9/05	n/a	4.25%	n/a	n/a	$—
Interest Rate Cap (1)	146,943	7/9/05	n/a	4.25%	n/a	n/a	—
Interest Rate Cap (1)	112	7/1/05	n/a	9.75%	n/a	n/a	—
Interest Rate Cap (1)	105,441	7/1/05	n/a	9.75%	n/a	n/a	—
Interest Rate Cap (1)	172,783	8/10/05	n/a	7.25%	n/a	n/a	—
Interest Rate Cap (1)	92,740	11/15/05	n/a	5.75%	n/a	n/a	—
Interest Rate Cap (2)	3,900	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (2)	5,800	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (2)	12,000	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (2)	13,300	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (1)	6,783	9/10/05	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (1)	12,597	9/10/05	n/a	7.00%	n/a	n/a	—
Interest Rate Cap (1)	19,380	9/10/05	n/a	7.00%	n/a	n/a	—

	$861,175						$—

Interest Rate Swap (2)	$28,771	9/30/05	4.62%	n/a	n/a	n/a	$44
Interest Rate Swap (2)	28,292	12/30/05	7.00%	n/a	n/a	5.61%	(6)
Interest Rate Swap (2)	42,750	8/1/05	4.36%-5.25%	7.85%	n/a	5.75%	(777)
Interest Rate Swap (2)	13,737	4/30/07	3.92%-4.73%	6.50%	n/a	5.50%	(298)
Interest Rate Swap (2)	550,000	3/7/05	6.10%-6.75%	n/a	n/a	7.00%-8.50%	(5,975)
Interest Rate Swap (2)	150,000	3/7/05	6.10%-6.75%	n/a	n/a	7.00%-8.50%	(1,625)

	$813,550						$(8,637)

Total Caps and Swaps	$1,674,725						$(8,637)

(1)	Effective derivatives (See paragraph “Accounting for Derivative Instruments and Hedging Activities” in Note 2 to the Consolidated Financial Statements).

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

(2)	Ineffective derivatives (See paragraph “Accounting for Derivative Instruments and Hedging Activities” in Note 2 to the Consolidated Financial Statements).

For the year ended December 31, 2004, we recorded a gain of $48,418 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a charge of $298 (net of taxes of $198) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during 2004, we recorded amortization of $3,563 (net of taxes of $2,374) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, we paid $47,466 in settlement payments for the ineffective hedges during the year ended December 31, 2004.

For the year ended December 31, 2003, we recorded a gain of $33,331 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a reduction of $1,220 (net of taxes of $1,077) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during 2003, we recorded amortization of $3,817 (net of taxes of $2,544) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, we paid $49,163 in settlement payments for the ineffective hedges during the year ended December 31, 2003.

For the year ended December 31, 2002, we recorded a loss of $27,181 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a reduction of $4,797 (net of taxes of $3,197) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during 2002, we recorded amortization of $9,601 (net of taxes of $6,400) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, we paid $41,662 in settlement payments for the ineffective hedges during the year ended December 31, 2002.

7. Computation of Earnings (Loss) Per Share:

Basic and diluted earnings per share have been computed as follows:

	Year Ended December 31,
	2004(1)	2003(1)	2002(1)
Loss from continuing operations	$(123,928)	$(90,700)	$(144,490)
Loss from discontinued operations	(385,518)	(298,912)	(53,834)
Preferred stock dividends	(168,158)	(155,583)	(144,217)

Loss attributable to common shareholders before cumulative effect of accounting change	(677,604)	(545,195)	(342,541)
Cumulative effect of accounting change	—	—	(324,102)

Net loss attributable to common shareholders	$(677,604)	$(545,195)	$(666,643)

Weighted average number of shares outstanding	169,128	168,128	167,943

Loss per common share:
Loss from continuing operations	$(1.73)	$(1.46)	$(1.72)
Loss from discontinued operations	(2.28)	(1.78)	(0.32)
Accounting change	—	—	(1.93)

Net loss per common share	$(4.01)	$(3.24)	$(3.97)

(1)	For 2004, the dilutive effect of unvested stock grants of 11,307, options to purchase 7,149 shares of common stock at prices ranging from $0.95 to $30.40 and 184,078 shares of preferred stock were not

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

included in the computation of diluted earnings per share because they are anti-dilutive. For 2003, the dilutive effect of unvested stock grants of 13,241, options to purchase 8,215 shares of common stock at prices ranging from $0.48 to $30.40 and 167,906 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For 2002, the dilutive effect of unvested stock grants of 13,708, options to purchase 9,684 shares of common stock at prices ranging from $0.85 to $30.40 and 153,325 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

8. Commitments and Contingencies:

Office Lease

We have entered into agreements to lease office space for our corporate headquarters and other regional offices. In general, the agreements provide for monthly payments of rent plus reimbursement for certain other costs as specified per each agreement and are accounted for as operating leases for financial reporting purposes. The leases have terms from five to 10 years. Annual rental payments of $3,823, $3,667 and $4,414 for 2004, 2003 and 2002, respectively, are reflected in general and administrative expense in the accompanying financial statements. Future five-year minimum lease payments under these lease agreements are as follows:

Year	Rent Amount
2005	$2,763
2006	2,490
2007	2,016
2008	492
2009	276
2010 and thereafter	—

$8,037

Hotel and Ground Leases

We lease both land and hotels under agreements with terms ranging from five to 100 years. In general, the agreements provide for monthly payments of rent and are accounted for as operating leases for financial reporting purposes. We have incurred rent expense totaling $17,085, $39,976 and $73,774 for 2004, 2003 and 2002, respectively. Future five-year minimum lease payments under these lease agreements are as follows:

Year	Rent Amount
2005	$8,470
2006	8,470
2007	8,444
2008	8,450
2009	8,407
2010 and thereafter	119,015

$161,256

Employment Agreements – Executive Officers

We have entered into employment agreements with each of our executive officers. Generally, the agreements provide for annual base compensation with any increases during the terms of the agreements to be approved by the Compensation Committee of the Board of Directors, as applicable.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Employee Separation Agreements

During 2004, we implemented organizational changes to better align our costs with our revenue structure upon the completion of our plan to sell our non-strategic assets. These organizational changes included a reduction in our workforce. We entered into separation agreements with certain employees which require them to render services until their termination date in order to receive termination benefits. The liability related to these termination benefits is being recognized ratably over the employees’ service periods in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We estimate that $8,000 will be paid in 2005 related to these separation agreements, of which $6,864 has been accrued and is included in accrued payroll costs in the consolidated balance sheet as of December 31, 2004, with the remainder to be expensed ratably over the 2005 service period.

Notes Receivable From Former Senior Executives Officers

Patriot assumed note receivables from four former senior executive officers. As a part of these senior executive officers’ amended employment contracts and separation agreements, the maturity dates of these notes were extended to dates ranging from July 2004 through April 2006. Three notes came due during 2004 and were foreclosed upon and written-off and the associated shares of the Company’s class A common stock used as collateral for the notes were cancelled. The notes and related accrued interest were previously included in shareholders’ equity. As of December 31, 2004, there is one remaining promissory note with an outstanding balance of $6,855 including accrued interest maturing in 2006. This note and the related accrued interest are classified as receivables from shareholders in the statement of shareholders’ equity.

As part of a separation agreement, we assumed a note receivable of $7,846 from a former senior executive officer. The note bears interest at 5.5% per annum and matures on August 13, 2005. The note is a full recourse note and is secured by the pledge of 449,818 Wyndham shares held by the former senior executive officer. The note receivable is included in the notes and other receivables on the consolidated balance sheet. As of December 31, 2004, principal and accrued interest in the amount of $9,739 remained outstanding on the loan. As of December 31, 2004, we had a reserve of $2,000 against the note.

Management Agreement – Wyndham Anatole Hotel

In August 2000, we amended the Wyndham Anatole Hotel management agreement. This amendment, among other things, extended the term of the management agreement to August 31, 2020. Under the terms of this amendment, we have a contingent obligation to pay the hotel owners a maximum of $21,000 over the term of the management agreement if yearly operating income, as defined, is not sufficient to pay the primary debt service and an owner preferred return. This contingent obligation is supported by a $21,000 letter of credit issued by us. Payments totaling $4,667 were drawn against the letter of credit in 2004 resulting in a contingent obligation of $16,333 as of December 31, 2004.

Contingencies

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging discovery. The Court has not yet certified a class. On or about February 28, 2005, the parties entered into a stipulation of settlement. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1,000 to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time. Furthermore, we have agreed to allow the settlement class to participate in a rights offering under certain limited circumstances. The stipulation of settlement is subject to Court approval. As of December 31, 2004, we have recorded a reserve of $11,200 to cover the cost of the settlement.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, plaintiffs filed an amended complaint. The Court has not yet certified a class. On or about September 30, 2004, the parties entered into a stipulation of settlement with class counsel to settle the litigation. The stipulation of settlement is subject to Court approval. Pursuant to the stipulation of settlement, we shall pay $2,500 in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2,500 on or before the second anniversary of the final Court approval. As of December 31, 2004, we have recorded an adequate reserve to cover the cost of the settlement.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot, and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit, which was granted in part, and two of the individual defendants have been dismissed. The Attorney General seeks damages, penalties and attorneys’ fees from the remaining defendants. We intend to vigorously defend this lawsuit. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its preliminary interpretation of the applicable penalty statute. The Attorney General has argued that the statute should be construed such that the maximum penalty would be $10 each time a consumer was allegedly deceived. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty that could be imposed is $10 (exclusive of actual damages or attorneys’ fees).

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. We have answered this complaint, but little formal discovery has been taken and the Court has not yet certified a class. We have tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, we would (i) provide a coupon for discounts at our properties to affected class members, (ii) make a $50 charitable donation, (iii) pay attorneys’ fees in an amount up to $240, and (iv) agree to make changes in our disclosures regarding resort fees. The Court has not yet held a hearing on the joint motion to preliminarily approved the settlement and certify a settlement class. As of December 31, 2004, we have recorded an adequate reserve to cover the cost of the settlement.

On or about June 8, 2003, the Massachusetts Office of the Attorney General notified Wyndham that a complaint had been filed with its Fair Labor and Practices Division against Wyndham’s Westborough, Massachusetts location. According to the Office of the Attorney General, the complaint alleged that Wyndham-Westborough had violated certain provisions of Massachusetts’ wage payment laws (Massachusetts General Statutes c. 149, § 152A) by failing to remit to its employees all amounts owed by statute. On or about January 2, 2004, Wyndham received notice of a second Attorney General complaint also alleging a violation of c. 149, § 152A, this time with respect to all of Wyndham’s Massachusetts hotels. Although we intend to vigorously defend against these complaints, we have nevertheless fully cooperated with the Attorney General’s office by providing it with documents and other information in hopes of quickly resolving these matters. Because the Office of the Attorney General does not disclose the names of complainants, it is unclear who the complainants are, and how many are involved. The focus of the investigation has been distribution of “service charges” to service employees. Wyndham Westborough’s Massachusetts counsel and counsel for seven Wyndham Westborough employees have settled all charges involving “service charge” issues and we are in receipt of settlement agreements signed by all seven potential plaintiffs and their attorney. A number of Wyndham Westborough employees and ex-employees who are not represented by counsel have also sought payment of “service charges” collected by the hotel. In each instance in which the subject has been raised, Wyndham Westborough has made distributions to these individuals in return for their execution of a settlement agreement.

We are a party to a number of other claims and lawsuits arising out of the normal course of business. However, we do not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to our consolidated financial condition or operations.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

9. Related Party Transactions:

Summerfield Transaction

On December 22, 2004, we sold six Summerfield Suites hotels and a 33.3% interest in the Summerfield brand to various limited liability companies affiliated with Lehman Brothers Real Estate Partners, L.P. The hotels sold included the Summerfield Suites Denver Tech Center, Summerfield Suites Miami Airport, Summerfield Suites Morristown (New Jersey), Summerfield Suites Parsippany-Whippany (New Jersey), Summerfield Suites Seattle Downtown and Summerfield Suites Waltham (Massachusetts).

The total purchase price was $104,300, with $96,000 of that amount being allocated to the purchase price for the six hotels and with the $8,300 balance being allocated to the purchase price of the interest in the Summerfield brand. In connection with the closing, the six limited liability companies that acquired ownership of the hotels also deposited $4,000 in reserve accounts and agreed to use those funds to perform certain replacement and capital improvement work at the hotels within two years after the closing date.

Pursuant to the sale of the interest in the brand, Sum Business Holdings, LLC, which is indirectly owned 85% by a Lehman Brothers partnership and 15% by Gencom American Hospitality, Inc., acquired a 33.3% interest in Summerfield Hotel Holding Company, L.L.C., which indirectly owns all of the partnership interests in Summerfield Hotel Company, L.P., which in turn owns the Summerfield Suites brand and franchises and manages Summerfield Suites hotels. Gencom American Hospitality, Inc. is controlled by Karim Alibhai, who is a director of the Company, and other members of his family. The remaining 66.7% interest in Summerfield Hotel Holding Company, L.L.C. is held by our wholly-owned subsidiary Patriot American Hospitality Partnership, L.P. Pursuant to the terms of the limited liability company agreement of Summerfield Hotel Holding Company, L.L.C., Sum Business Holdings, LLC can increase its interest in Summerfield Hotel Holding Company, L.L.C. to 50% by committing equity capital to develop seven additional Summerfield Suites hotels. However, if Sum Business Holdings, LLC does not develop at least seven hotels before December 22, 2009, then, so long as there has not been a change in control of Patriot American Hospitality Partnership, L.P., Patriot American Hospitality Partnership, L.P. may buy out Sum Business Holdings, LLC’s interest in the limited liability company. Summerfield Hotel Holding Company, L.L.C. is to be managed by a management committee consisting of at least four members, two of whom are appointed by Sum Business Holdings, LLC, and two of whom are appointed by Patriot American Hospitality Partnership, L.P.

Under the limited liability company agreement, Sum Business Holdings, LLC agreed to provide or to cause one of its affiliates to provide, by December 22, 2009, mezzanine financing in the aggregate amount of $50,000 for the development of Summerfield Suites hotels. In addition, the parties agreed to buy-sell provisions that may be exercised under certain circumstances, including without limitation the occurrence of a deadlock with respect to certain fundamental major decisions, to permit one party to acquire the other party’s interest in Summerfield Hotel Holding Company, L.L.C. The agreement also permits either party, at any time after June 22, 2006 but subject to certain right of first offer provisions, to initiate and complete procedures for the sale of the business. Further, except for certain exempted transactions, the agreement permits Sum Business Holdings, LLC to invoke the buy-sell procedures in the event of a change in control of Wyndham.

Following the closing, each of the six hotels was leased to six separate limited liability companies, which also are owned indirectly by the Lehman Brothers partnership and Gencom American Hospitality, Inc., and continue to be operated by Summerfield Hotel Company, L.P. under the Summerfield Suites brand pursuant to a hotel management agreement. Each of the hotel management agreements has a ten year term and may be renewed by the hotel lessee for two additional periods of five years each. Each hotel lessee has the right to

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

terminate the management agreement for its hotel (1) pursuant to an annual performance test, (2) under certain circumstances if the hotel brand name is changed, (3) if there is a deadlock buy-sell event under the limited liability company agreement for Summerfield Hotel Holding Company, L.L.C. or (4) if the hotel is sold to an independent third party. Following termination of the hotel management agreement, the hotels may continue to be operated as Summerfield Suites hotels pursuant to franchise agreements that were executed at closing but become effective when the management agreements terminate. In addition to the management and franchise agreements, the parties also entered into service agreements, pursuant to which the responsibility for providing management services for a temporary period of time was delegated to our wholly-owned subsidiary Wyndham Management Corporation, and pursuant to which Summerfield Hotel Company, L.P. may obtain certain centralized services for Summerfield Suites Hotels.

Transactions with Certain Wyndham Directors

During 2004, 2003 and 2002, we received market rate hotel management and service fees in the aggregate amount of approximately $1,967, $4,000 and $4,242, respectively, from the owners of hotels in which Karim Alibhai, Rolf Ruhfus, Sherwood Weiser or Milton Fine holds an ownership interest.

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

In September 2003, we entered into a consulting agreement, which has a term of two years, with Lynn Swann. Pursuant to the terms of the consulting agreement, Mr. Swann agreed to, among other things, make a certain number of personal appearances on our behalf as well as make himself available for a certain number of advertisements in order to promote Wyndham. In return for his services, we must pay Mr. Swann $250 per year. In addition, on September 1, 2003, we granted Mr. Swann 100,000 restricted shares of our class A common stock. The restricted shares vest in two equal installments on the first and second anniversaries of the date of grant.

Leonard Boxer, one of our directors, is a partner with Strook & Strook & Lavan, a law firm that has advised us on certain matters related to property transactions. During 2004, we paid Strook & Strook & Lavan approximately $352 in legal fees.

Loans to Certain Wyndham Executive Officers

In 1999, in connection with his employment agreement, we loaned Mr. Kleisner $500 pursuant to a recourse note for use in purchasing a residence in Dallas, Texas. The note bears no interest. In 1999 and 2001, in connection with his employment agreement, we also loaned Mr. Kleisner $850 and $665, respectively, pursuant to non-recourse notes. The notes bear interest at a rate equal to the rate on our senior credit facility. Despite the

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

fact that the $850 note is non-recourse and has no personal liability to Mr. Kleisner, he repaid the $850 note in full (principal plus accrued interest) on December 31, 2002 solely from his personal funds. As of December 31, 2004, principal and accrued interest in the amount of $1,219 was outstanding on the remaining notes.

Apollo Investors

During 2004, 2003 and 2002, we recognized hotel management, service and franchise fees in the aggregate amount of $2,314, $2,083 and $2,196, respectively, from hotels in which certain entities affiliated with the Apollo Investors hold an ownership interest.

In 2000, we entered into a timeshare agreement with Tempus Resorts International, Ltd. (“Tempus”), an entity affiliated with the Apollo Investors. The timeshare operates under the name Wyndham Vacation Club. During 2004, 2003 and 2002, we recognized fees from Tempus in the aggregate amount of $782, $470 and $32, respectively.

10. Minority Interest in the Operating Partnerships:

Pursuant to the Operating Partnerships’ respective limited partnership agreements, the common limited partners of the Operating Partnerships, including certain affiliates of Patriot, received rights (the “Redemption Rights”) that enable them to cause the Operating Partnerships to redeem each pair of OP units (consisting of one OP unit of the Patriot Partnership and the one OP unit of the Wyndham Partnership) in exchange for cash equal to the value of a paired share (or, at our election, we may purchase each pair of OP units offered for redemption for one share of common stock). In the case of the Wyndham Partnership’s Class A preferred OP units and Class C preferred OP units described below, each of these preferred OP units may be redeemed for cash equal to the value of a share (or, at Wyndham’s election, Wyndham may purchase each preferred OP unit offered for redemption for one share of common stock). The Redemption Rights generally may be exercised at any time after one year following the issuance of the OP units. The number of shares of common stock issuable upon exercise of the Redemption Rights will be adjusted for share splits, mergers, consolidations or similar pro rata transactions which would have the effect of diluting the ownership interests of the limited partners of the Operating Partnerships or the shareholders of the Company.

During 2004, 2003 and 2002, 622,095, 145,293 and 50,949 OP units, respectively, in the Patriot Partnership and Wyndham Partnership were redeemed for cash of $730, $79 and $48, respectively. As of December 31, 2004, the Patriot Partnership and Wyndham Partnership had 320,910 OP units that were held by minority partners, which represent the minority interest in the operating partnerships.

11. Shareholders’ Equity:

Capital Stock

We have the authority to issue 750,000,000 shares of class A common stock, 750,000,000 shares of class B common stock, par value $0.01 per share and 150,000,000 shares of series A and series B preferred stock, par value $0.01.

The series B preferred stock has the following terms, among others:

•	dividends payable quarterly, on a cumulative basis, at a rate of 9.75% per year;

•

for the first six years, the dividends are structured to ensure an aggregate fixed cash dividend payment of $29,250 per year, so long as there is no redemption or conversion of the investors’ series B preferred

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

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

On January 28, 2005, Mercury Special Situations Fund LP and Equity Resource Dover Fund LP issued a tender offer to purchase all outstanding shares of our series A preferred stock at a price of $30 per share. The offer was amended on February 28, 2005 to extend the expiration date to March 14, 2005.

Shareholder Rights Agreement

Wyndham is party to a Shareholder Rights Agreement dated as of June 29, 1999 (the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors of Wyndham declared (a) for each outstanding share of common stock of Wyndham outstanding on July 9, 1999 (the “Record Date”), a dividend distribution of one preferred stock purchase right (a “Right”), and (b) for each outstanding share of Wyndham series A or series B preferred stock outstanding on the Record Date, a dividend distribution of a number of Rights equal to the number of shares of common stock into which each such share is convertible. In addition, Rights will automatically attach to each share of common stock, series A preferred stock and series B preferred stock issued between the Record Date and the Distribution Date (as defined in the Rights Agreement). Each Right entitles the

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

registered holder thereof to purchase from Wyndham one one-thousandth of a share of series C participating preferred stock, par value $0.01 per share, at a cash exercise price of $35.00, subject to adjustment. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of beneficial ownership of 15% or more of the class A common stock, subject to certain exceptions. The Rights will expire in June 2009 unless earlier exercised or redeemed.

Dividends and Stock Splits

We do not anticipate paying a dividend to the common shareholders and are prohibited from paying dividends on the class A common stock under the terms of our credit facilities. Also, we are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying the cash portion of any dividends on the preferred stock. However, the holders of the preferred stock are entitled to receive on a quarterly basis a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. In addition, according to the terms of the series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends shall accrue at a rate per annum equal to 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until such time as all cash dividends in arrears have been paid in full. Such additional dividends shall be cumulative and payable in additional shares of preferred stock.

During the year ended December 31, 2004, we issued stock dividends of approximately 1,090,938 shares of series A and series B preferred stock with a value of $109,094. We deferred payment of the cash portion of the dividends of approximately $29,222. In addition, we issued a stock dividend of 298,421 shares of series A and series B preferred stock with a value of $29,842 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2004.

During the year ended December 31, 2003, we issued stock dividends of approximately 990,964 shares of series A and series B preferred stock with a value of $99,096. We deferred payment of the cash portion of the dividends of approximately $29,227. In addition, we issued an additional stock dividend of 272,592 shares of series A and series B preferred stock with a value of $27,259 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2003.

During the year ended December 31, 2002, we issued stock dividends of approximately 900,529 shares of series A and series B preferred stock with a value of $90,053. We deferred payment of the cash portion of the dividends of approximately $17,658. In addition, we issued an additional stock dividend of 365,059 shares of series A and series B preferred stock with a value of $36,506 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2002.

As of December 31, 2004, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $102,322 and are included in dividends payable in the accompanying consolidated balance sheet.

Stock Incentive Plans

We have adopted certain employee incentive programs for the purpose of (i) attracting and retaining employees, directors and others, (ii) providing incentives to those deemed important to the success of Wyndham and (iii) associating the interests of these individuals with the interests of Wyndham and its shareholders through opportunities for increased stock ownership. Certain of the stock options and restricted stock grants issued under the incentive stock programs vested and became non-forfeitable with consummation of the $1 billion equity investment.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

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

The Amended Plan also (i) deleted certain provisions that by their terms are no longer applicable to Wyndham following the restructuring in June 1999, (ii) added a provision requiring that the Compensation Committee, which administers the Amended Plan, have at least two members, and (iii) made certain other minor provisions to the Amended Plan.

Stock Grant Awards

During 2004, 2003 and 2002 pursuant to the Amended Plan, the Board of Directors awarded 235,000, 500,000 and 3,351,250 restricted awards, respectively, to certain officers and employees of Wyndham. We have recorded $2,753, $2,480 and $3,365 in 2004, 2003 and 2002, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements. The restricted stock grants do not carry voting or dividend rights until vested. Subject to continued employment, vesting is 33% per year in years three, four and five and compensation expense is amortized ratably over five years.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Voluntary Exchange Program

In November 2001, we offered a voluntary exchange program for certain eligible employees of Wyndham. Eligible employees holding options granted on or after January 1, 2000 under the Amended Plan were able to exchange those options for restricted unit awards. One restricted unit was granted for each share of class A common stock underlying the eligible options held by eligible employees. All tendered eligible options were cancelled upon the expiration of the offer on December 18, 2001. The restricted units were granted under the Amended Plan and will vest on the third, fourth and fifth anniversaries of the date of grant. The total number of eligible options to be tendered was 5,598,326, of which 5,324,976 were tendered. Compensation expense of $2,343 was calculated as the product of the number of restricted stock grants and the stock price on the date of grant. This amount is being amortized ratably over 5 years. The remaining 273,350 options that were not tendered are treated as variable awards following the accounting guidance provided by Emerging Issues Task Force 00-23 paragraph 167. Variable accounting commences for all existing awards when the offer is made and, for those awards that are retained by employees because the offer is declined, variable accounting continues until the award is exercised, is forfeited, or expires unexercised. We have recorded $324, $192 and $519 in 2004, 2003 and 2002, respectively, related to the restricted awards and such amount is included in general and administrative expense in the accompanying consolidated financial statements. On December 18, 2004, 1,068,053 of the restricted stock units issued under the voluntary exchange program vested.

SFAS 123 “Accounting for Stock-Based Compensation”

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our compensatory employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.87%, 3.53% and 4.30%; dividend yields of 0%; volatility factors of the expected market price of our common stock of 63.6%, 123.2% and 124.0%, respectively, and a weighted average expected life of the options of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

A summary of our stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price	Options (000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	9,669	$5.31	10,873	$5.46	11,592	$5.94
Granted	1,249	1.13	475	0.33	1,229	0.33
Exercised	(37)	0.44	(27)	0.47	—	—
Forfeited	(2,186)	4.39	(1,652)	4.99	(1,948)	5.07

Outstanding, end of year	8,695	$4.96	9,669	$5.31	10,873	$5.46

Exercisable at end of year	6,920	$6.02	7,766	$6.24	7,909	$6.67

Exercise prices for options outstanding as of December 31, 2004, 2003 and 2002 ranged from $0.20 to $30.40. The weighted average remaining contractual life of those options was 4.9, 4.3 and 4.4 years, respectively.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.00 – $3.04	3,477	7.5	$1.08	1,702	$1.34
$3.04 – $6.08	2,757	4.2	4.30	2,757	4.30
$6.08 – $9.12	1,320	2.2	6.36	1,320	6.36
$9.12 – $12.16	376	0.8	11.10	376	11.10
$12.16 – 15.20	102	1.5	12.69	102	12.69
$15.20 – $18.24	426	2.0	17.58	426	17.58
$18.24 – $21.28	8	3.3	18.59	8	18.59
$21.28 – $24.32	122	3.4	22.54	122	22.54
$24.32 – $27.36	—	—	—	—	—
$27.36 – $30.40	107	2.8	30.40	107	30.40

	8,695	4.9	$4.96	6,920	$6.02

Weighted average fair values were calculated based on a theoretical pricing model. As our options are not traded on any exchange, employees receive no value from holding them without an increase in the stock price of the attached shares.

12. Income Taxes:

The income tax provision for the years ended December 31, 2004, 2003 and 2002, respectively, consists of the following:

	2004	2003	2002
Current:
Federal	$165	$(81)	$2,935
State	3,623	5,611	6,652
Foreign	2,037	4,759	3,397

Total current	5,825	10,289	12,984

Deferred:
Federal	7,028	(49,801)	(90,577)
State	612	(7,720)	(14,156)
Foreign	(15,000)	(3,000)	—

Total deferred	(7,360)	(60,521)	(104,733)

Total income tax benefit	$(1,535)	$(50,232)	$(91,749)

	2004	2003	2002
Income tax benefit reconciliation:
Income tax benefit from continuing operations	$(1,535)	$(50,232)	$(91,749)
Income tax benefit from discontinued operations	—	(65,808)	(37,398)

Total income tax benefit	$(1,535)	$(116,040)	$(129,147)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

	2004	2003	2002
Tax at statutory rate	$(40,556)	$(48,812)	$(82,701)
State income taxes	(3,043)	(2,109)	(7,504)
Foreign taxes	2,037	4,759	3,397
Valuation allowance	73,991	—	6,935
Release of income tax reserve	(21,966)	(3,000)	(2,667)
Minority interest and other	(11,998)	(1,070)	(9,209)

Total income tax benefit from continuing operations	$(1,535)	$(50,232)	$(91,749)

During 2004, 2003 and 2002, we recorded net benefits to the provision for income taxes totaling $21,966, $3,000 and $2,667, respectively, related to favorable adjustments and settlements of various tax matters.

On December 31, 2003 and January 1, 2004, certain tax concession agreements related to the operation of the two hotels in Puerto Rico expired. These concession agreements historically provided for the reduction of certain taxes, including income, property and volume of business taxes by as much as 90%. We have applied for extension and renewal of these agreements and believe it is probable that the agreements will be extended retroactively to the date of expiration. If the agreements are not renewed and extended, we would be liable for additional taxes of approximately $5,000 for the year ended December 31, 2004. A tax concession related to a third property in Puerto Rico is set to expire on December 31, 2005. We intend to file for the renewal and extension of this agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2004 and 2003, respectively, are as follows:

	2004	2003
Deferred tax assets:
Net operating losses	$406,983	$311,352
Hedging instruments	3,830	23,734
Other non-current assets	44,835	31,906

Total deferred tax assets	455,648	366,992
Valuation allowance	(343,106)	(105,449)

Net deferred asset	$112,542	$261,543

Deferred tax liabilities:
Depreciation	(80,145)	(198,447)
Management contracts and trade names	(26,123)	(32,899)
Other non-current liabilities	(6,274)	(13,072)

Total deferred tax liabilities	(112,542)	(244,418)

Net deferred income tax asset	$—	$17,125

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

As of December 31, 2004, Wyndham and certain affiliated subsidiaries have net operating loss carryforwards for Federal income tax purposes of approximately $1,060,000 which are available to offset future taxable income, if any, through 2024 subject to certain limitations. Net operating losses generally have a carryforward period of 20 years. None of Wyndham’s net operating loss carryforwards expire in 2005 to 2010, $5,588 expire in 2011 to 2012, $198,387 expire in 2013 to 2019 and $855,678 expire in 2020 to 2024. In addition, the utilization of $142,000 in net operating loss carryforwards are subject to further limitations, including annual and separate company limitations, under federal income tax law.

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance relates to net operating losses and other deferred tax assets for which we believe that realization is uncertain. The valuation allowance increased $237,658 and $81,132 for the years ended December 31, 2004 and 2003, respectively.

13. Employee Benefit Plans:

We sponsor 401(k) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. The aggregate expense under the plans totaled $455, $258 and $216 for the years ended December 31, 2004, 2003 and 2002, respectively.

We maintain a self-insured group health plan through a Voluntary Employee Benefit Association. The plan is funded to the limits provided by the Internal Revenue Service, and liabilities have been recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts that limit our exposure. We have recognized expense related to the plan of $5,305, $5,921 and $6,226 for the years ended December 31, 2004, 2003 and 2002, respectively.

14. Discontinued Operations:

The Company accounts for certain revenues and expenses as originating from discontinued operations pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that sales of long-lived assets, or the identification of assets as held for sale, be treated as discontinued operations. Any gain or loss from the disposition, and any income or expenses associated with assets held for sale, are included in the accompanying consolidated statements of operations as discontinued operations.

The financial results for the assets we classify as held for sale are reflected as discontinued operations in the accompanying consolidated financial statements. The operating results of discontinued operations were as follows for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
Hotel revenues	$442,147	$681,648	$1,065,678
Hotel expenses	(358,212)	(581,656)	(880,227)
Interest expense	(25,090)	(33,774)	(46,541)
Depreciation and amortization (1)	(58,214)	(118,703)	(183,460)
Other expenses	(946)	(2,412)	(2,017)

Loss from discontinued operations	$(315)	$(54,897)	$(46,567)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

(1)	In accordance with SFAS 144, we cease depreciation on properties after they have been identified as held for sale. The depreciation expense reflected above was recorded before the assets were identified as held for sale.

15. Segment Reporting:

We classify our business into proprietary branded hotels and non-proprietary branded hotel divisions, under which we manage the business.

Wyndham is the brand umbrella under which all of our proprietary products are marketed. It includes three four-star, upscale hotel brands that offer full-service accommodations to business and leisure travelers, as well as the five-star luxury resort brand.

Description of reportable segments

Our three reportable segments are: Wyndham branded properties, non-proprietary branded hotel properties and other.

•	The Wyndham branded properties are: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries, and laundry and room service. Summerfield Suites by Wyndham™ offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two-bedroom, two-bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

•	Non-proprietary branded properties include all properties which are not Wyndham branded hotel properties. The properties consist of non-Wyndham branded assets, such as Doubletree®, Hilton®, Holiday Inn®, Hyatt®, Marriott®, Radisson® and independents.

•	Other includes the Golden Door Spa, management fee and service fee income and interest and other income, general and administrative costs, interest expense and other charges. General and administrative costs and interest expense are not allocated to each reportable segment; therefore, they are reported in the aggregate within this segment.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Measurement of segment profit or loss

We evaluate performance based on the operating income or loss from each business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Year ended December 31, 2004	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$922,446	$6,725	$36,343	$965,514
Depreciation and amortization expense	99,112	1,189	533	100,834
Operating income (loss)	141,592	2,342	(261,991)	(118,057)
Segment assets	2,212,228	144,974	434,276	2,791,478
Capital additions	70,598	14,304	7,237	92,139

(1)	Operating income (loss) for 2004 includes a $953 credit related to derivative instruments.

Year ended December 31, 2003	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$782,198	$6,395	$37,164	$825,757
Depreciation and amortization expense	102,311	1,277	3,420	107,008
Operating income (loss)	92,062	1,747	(235,757)	(141,948)
Segment assets	2,643,692	341,490	815,070	3,800,252
Capital additions	52,609	6,717	265	59,591

(1)	Operating income (loss) for 2003 includes $15,832 of charges related to derivative instruments.

Year ended December 31, 2002	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$794,227	$4,492	$38,306	$837,025
Depreciation and amortization expense	102,960	1,250	480	104,690
Operating income (loss)	96,561	487	(334,377)	(237,329)
Segment assets	2,615,480	1,054,631	803,347	4,473,458
Capital additions	46,762	28,633	4,521	79,916

(1)	Operating income (loss) for 2002 includes $68,843 of charges related to derivative instruments.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table represents revenue and long-lived asset information by geographic area for the years ended December 31, 2004, 2003 and 2002. Revenues are attributed to the United States and its territories and International based on the location of hotel properties.

2004	United States	International	Total
Revenues	$921,153	$44,361	$965,514
Segment assets	2,673,983	117,495	2,791,478

2003	United States	International	Total
Revenues	$786,478	$39,279	$825,757
Segment assets	3,685,939	114,313	3,800,252

2002	United States	International	Total
Revenues	$797,834	$39,191	$837,025
Segment assets	4,357,442	116,016	4,473,458

16. Supplemental Cash Flow Disclosure:

During 2004, 2003 and 2002, in connection with the termination of several contracts, we wrote off the unamortized balance of trade names of $1,666 in 2004, wrote off the unamortized balance of management contract costs of $306 in 2003 and $6,445 in 2002 and wrote-off leasehold costs of $153,909 in 2003. Also in 2003, we impaired and wrote-off $22,000 of the remaining book value of the lease on six Summerfield Suites by Wyndham™.

During 2004, 2003 and 2002, we issued stock dividends of 1,090,938, 990,964 and 900,529 shares of series A and series B preferred stock with a value of $109,094, $99,096 and $90,053, respectively. We deferred payment of the cash portion of the 2004, 2003 and 2002 dividends and the 2001 third and fourth quarter dividends totaling $102,322. In addition, during 2004, 2003 and 2002, we issued additional stock dividends of 298,421, 272,592 and 365,059 shares of series A and series B preferred stock with a value of $29,842, $27,259 and $36,506, respectively, in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of December 31, 2004, 2003 and 2002.

A charge to other comprehensive income of $298 (net of taxes of $198), $1,220 (net of taxes of $1,077) and $4,797 (net of taxes of $3,197) for years ended December 31, 2004, 2003 and 2002, respectively, were recorded for the change in the fair market value of the effective derivatives. Also, in 2004, 2003 and 2002, we recorded amortization of $3,563 (net of taxes of $2,374), $3,817 (net of taxes of $2,544) and $9,601 (net of taxes of $6,400), respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, we paid $47,466, $49,163 and $41,662 in settlement payments for the ineffective hedges during the years ended December 31, 2004, 2003 and 2002, respectively.

On August 15, 2003, we sold our 50 percent interest in a hotel for $2,000 in a non-cash transaction for the release of a mortgage debt obligation.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

17. Quarterly Financial Information (unaudited):

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Total revenue	$274,655	$246,493	$204,467	$239,899
Loss from continuing operations	$(17,151)	$(17,681)	$(50,173)	$(38,923)
(Loss) income from discontinued operations	$(12,284)	$(335,552)	$34,537	$(72,219)
Net loss	$(29,435)	$(353,233)	$(15,635)	$(111,143)
Net loss per common share:
Basic	$(0.42)	$(2.33)	$(0.35)	$(0.91)
Diluted	$(0.42)	$(2.33)	$(0.35)	$(0.91)
2003
Total revenue	$232,409	$209,329	$181,801	$202,218
Loss from continuing operations	$(17,812)	$(21,673)	$(29,717)	$(21,498)
Loss from discontinued operations	$(89,600)	$(69,840)	$(59,380)	$(80,092)
Net loss	$(107,412)	$(91,513)	$(89,097)	$(101,590)
Net loss per common share:
Basic	$(0.87)	$(0.77)	$(0.76)	$(0.84)
Diluted	$(0.87)	$(0.77)	$(0.76)	$(0.84)

18. Subsequent Events:

On December 30, 2004, we entered into an agreement to sell 25 non-strategic hotels to a partnership comprised of a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings. The purchase price of the transaction is $366 million. The net cash proceeds from the sale will be used to pay down debt. As part of the agreement, the 15 Wyndham-branded assets included in the sale will remain in the brand’s portfolio pursuant to new franchise agreements. Impairments totaling $333.5 million were recorded on these 25 properties during 2004. Upon the close of the transaction in 2005, a gain of approximately $33.9 million will be recorded on the remainder of the assets in the portfolio. The sale is expected to close in the first quarter of 2005. We also entered into an agreement to sell an additional property in a separate transaction. These transactions will complete our planned disposition program, which began in June 1999.

On January 3, 2005, we completed the sale of the Doubletree Glenview to Lone Star Funds. The property will be converted to a Wyndham hotel and will continue to be operated by us under a long-term management agreement.

On January 28, 2005, Mercury Special Situations Fund LP and Equity Resource Dover Fund LP issued a tender offer to purchase all outstanding shares of our series A preferred stock at a price of $30 per share. The offer was amended on February 28, 2005 to extend the expiration date to March 14, 2005.

On or about February 28, 2005, we entered into a stipulation of settlement with regard to the legal proceeding entitled Johnson v. Patriot American Hospitality, Inc., et al., and discussed under “Commitments and Contingencies” on page F-26. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1,000 to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time. Furthermore, we have agreed to allow the settlement class

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

to participate in a rights offering under certain limited circumstances. The stipulation of settlement is subject to Court approval. An accrual of $11,220 was recorded as of December 31, 2004 related to the settlement.

On March 10, 2005, we completed the sale of the Wyndham Riverfront in New Orleans. All net proceeds were used to pay down debt.

On March 11, 2005, we announced we had arranged to refinance our corporate credit facility and the majority of our outstanding mortgage debt. We will refinance approximately $1.65 billion of our outstanding debt. The refinancing, which is expected to close early in the second quarter 2005, provides an extension of corporate debt maturity to 2011. Additionally, the debt pre-funds up to $100 million of capital to invest in our owned properties.

WYNDHAM INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

As of December 31, 2004, 2003 and 2002

(dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Cost, Expenses, Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
2004	$4,489	$9,777	$—	$10,151	$4,115
2003	5,172	15,625	—	16,308	4,489
2002	11,188	11,161	—	17,177	5,172

Allowance for deferred tax assets:
2004	$105,449	$237,657	$—	$—	$343,106
2003	24,317	81,132	—	—	105,449
2002	17,382	6,935	—	—	24,317

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2004

(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Wyndham Branded Hotels:
Wyndham Atlanta Atlanta, Georgia	$18,000	$3,303	$12,712	$—	$25,866	$3,303	$38,578	$41,881	$(5,843)	1999	1998
Wyndham Baltimore Baltimore, Maryland	27,733	1,129	49,491	—	(12,471)	1,129	37,020	38,149	(8,519)	1968	1997
Wyndham Bel Age Hollywood, California	8,738	5,653	32,212	—	3,848	5,653	36,060	41,713	(6,871)	1984	1997
Wyndham Bristol Place Hotel Toronto, Canada	—	3,048	15,503	—	979	3,048	16,482	19,530	(3,114)	1974	1998
Wyndham Boston Boston, Massachusetts	35,816	—	33,900	7,458	42,128	7,458	76,028	83,486	(11,543)	1999	1998
Wyndham Palace Resort & Spa Lake Buena Vista, Florida	40,626	—	144,264	—	12,075	—	156,339	156,339	(29,413)	1977	1998
Wyndham Buttes Resort Tempe, Arizona	35,051	—	55,297	—	1,599	—	56,896	56,896	(11,553)	1986	1997
Wyndham New Orleans New Orleans, Louisiana	—	12,750	86,141	—	2,792	12,750	88,933	101,683	(12,634)	1984	1999
Wyndham Chicago Chicago, Illinois	—	4,963	33,752	—	33,133	4,963	66,885	71,848	(9,479)	1999	2000
Wyndham Emerald Plaza San Diego, California	36,567	5,551	60,462	17	1,705	5,568	62,167	67,735	(12,221)	1991	1997
Wyndham Philadelphia at Franklin Plaza Philadelphia, Pennsylvania	60,412	4,878	62,793	—	7,934	4,878	70,727	75,605	(13,316)	1979	1997
Wyndham Harbour Island Tampa, Florida	—	—	22,836	—	587	—	23,423	23,423	(7,487)	1986	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2004

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)			Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total
Wyndham Miami Beach Resort Miami, Florida	—	13,000	54,875	—	1,307	13,000	56,182	69,182	(10,202)	1962	1998
Wyndham Northwest Chicago Itasca, Illinois	22,952	1,212	52,025	—	3,538	1,212	55,563	56,775	(10,780)	1983	1997
Wyndham Richmond Airport Richmond, Virginia	—	—	4,262	—	3,612	—	7,874	7,874	(2,301)	1997	1998
Wyndham Washington D.C. Washington, District of Columbia	—	4,750	40,439	—	422	4,750	40,861	45,611	(7,526)	1983	1998
Wyndham Rose Hall Resort and Country Club Montego Bay, Jamaica	—	5,610	55,467	—	4,862	5,610	60,329	65,939	(11,294)	1972	1998
Wyndham Condado Plaza San Juan, Puerto Rico	92,740	5,700	72,982	4,263	20,104	9,963	93,086	103,049	(16,213)	1959	1998
Wyndham El San Juan Hotel and Casino San Juan, Puerto Rico	64,465	22,337	34,244	1,825	24,060	24,162	58,304	82,466	(12,426)	1983	1998
Wyndham El Conquistador Resort and Country Club Fajardo, Puerto Rico	110,215	20,254	190,607	(529)	14,945	19,725	205,552	225,277	(39,796)	1993	1998
Wyndham Casa Marina Resort and Beach House Key West, Florida	42,750	15,158	85,078	—	3,392	15,158	88,470	103,628	(16,238)	1980	1998
Wyndham Reach Resort Key West, Florida	13,596	10,029	24,947	—	2,690	10,029	27,637	37,666	(4,944)	1978	1998
Wyndham Garden—LaGuardia East Elmhurst, New York	—	1,800	16,443	—	7,968	1,800	24,411	26,211	(3,706)	1988	1997
Wyndham Ft. Lauderdale Airport Dania, Florida	12,772	2,651	24,748	—	11,081	2,651	35,829	38,480	(5,821)	1988	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2004

(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Wyndham Burlington Burlington, Vermont	27,864	935	28,453	—	(6,495)	935	21,958	22,893	(3,821)	1975	1998
Wyndham Anatole Dallas, Texas	—	20,000	215,191	—	—	20,000	215,191	235,191	(14,766)	1978	2004
Wyndham Peaks Resort & Golden Door Spa Telluride, Colorado	—	2,452	13,997	2,489	918	4,941	14,915	19,856	(3,405)	1992	1997
Wyndham Luxury Resorts:
Carmel Valley Ranch—A Wyndham Luxury Resort Carmel, California	—	4,430	14,704	4,739	11,289	9,169	25,993	35,162	(5,387)	1987	1997
The Boulders—A Wyndham Luxury Resort Carefree, Arizona	—	12,825	121,700	(2,219)	13,351	10,606	135,051	145,657	(28,863)	1985	1997
Non-Proprietary Brand Properties:
Park Shore Honolulu, Hawaii	—	—	24,339	—	6,506	—	30,845	30,845	(5,621)	1968	1997
Other:
Golden Door Spa Escondido, California	—	5,800	3,000	—	610	5,800	3,610	9,410	(605)	1954	1998

Assets Held for Use	650,297	190,218	1,686,864	18,043	244,335	208,261	1,931,199	2,139,460	(335,708)

Wyndham Arlington Arlington, Texas	—	—	63,045	—	(37,796)	—	25,249	25,249	(11,187)	1985	1998
Wyndham Andover Andover, Massachusetts	—	2,318	33,245	—	(8,754)	2,318	24,491	26,809	(7,199)	1985	1998
Wyndham Westborough Westborough, Massachusetts	—	1,500	41,968	—	(18,866)	1,500	23,102	24,602	(7,357)	1985	1998

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2004

(dollars in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)			Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
		Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total
Wyndham Pittsburgh Airport Coraopolis, Pennsylvania	1,315	3,000	54,780	—	(34,765)	3,000	20,015	23,015	(9,688)	1987	1998
Wyndham Garden Las Colinas Irving, Texas	8,108	1,884	16,963	—	(16,081)	1,884	882	2,766	(1,988)	1986	1997
Doubletree Glenview Glenview, Illinois	7,564	3,237	19,709	—	(11,345)	3,237	8,364	11,601	(3,360)	1988	1997
Wyndham Toledo Toledo, Ohio	—	—	16,082	—	(10,566)	—	5,516	5,516	(2,032)	1985	1997
Wyndham Riverfront New Orleans, Louisiana	—	2,774	28,023	—	(7,866)	2,774	20,157	22,931	(6,761)	1996	1997
Wyndham Westshore Tampa, Florida	11,523	1,448	31,565	—	1,006	1,448	32,571	34,019	(6,474)	1984	1997
Wyndham Newark Newark, New Jersey	—	10,000	—	—	10,837	10,000	10,837	20,837	(3,994)	2001	2001
Wyndham Commerce Commerce, California	3,745	2,116	26,497	—	(14,256)	2,116	12,241	14,357	(4,985)	1991	1998
Wyndham Indianapolis Indianapolis, Indiana	4,810	513	15,497	—	(9,025)	513	6,472	6,985	(3,149)	1990	1998
Wyndham Dallas Market Center Dallas, Texas	—	967	12,796	—	(6,790)	967	6,006	6,973	(2,492)	1968	1998
Doubletree Tallahassee Tallahassee, Florida	15,824	2,127	7,779	—	3,198	2,127	10,977	13,104	(2,381)	1977	1996
Doubletree Des Plaines Des Plaines, Illinois	4,052	1,903	5,555	—	(1,562)	1,903	3,993	5,896	(1,958)	1969	1996
Doubletree Park Place Minneapolis, Minnesota	—	2,188	13,531	—	1,254	2,188	14,785	16,973	(3,562)	1981	1997

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2004

(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Hyatt Regency Lexington, Kentucky	—	—	11,958	—	(2,499)	—	9,459	9,459	(3,070)	1977	1996
Hilton Newark Newark, New Jersey	15,541	1,740	31,262	—	(9,516)	1,740	21,746	23,486	(4,782)	1971	1998
Hilton Denver Greenwood Village, Colorado	—	1,800	42,003	—	(34,210)	1,800	7,793	9,593	(5,062)	1982	1998
Hilton Cleveland Independence, Ohio	11,316	2,760	12,264	29	(4,472)	2,789	7,792	10,581	(3,362)	1980	1995
Holiday Inn Houston Houston, Texas	—	333	2,324	4	(421)	337	1,903	2,240	(633)	1982	1995
Marriott Atlanta North Central Atlanta, Georgia	—	—	36,462	—	(24,735)	—	11,727	11,727	(3,701)	1975	1998
Park Plaza New Orleans New Orleans, Louisiana	—	2,463	23,630	43	(12,612)	2,506	11,018	13,524	(6,312)	1924	1995
Radisson Town & Country Houston, Texas	7,296	655	9,725	7	(3,756)	662	5,969	6,631	(2,608)	1986	1995
Wyndham Harrisburg Harrisburg, Pennsylvania	13,738	3,400	38,304	—	(25,191)	3,400	13,113	16,513	(4,194)	1980	1998
Wyndham City Center Washington, District of Columbia	—	3,657	30,569	—	3,677	3,657	34,246	37,903	(6,418)	1969	1997
Wyndham Syracuse Syracuse, New York	9,420	1,150	29,236	—	(8,926)	1,150	20,310	21,460	(5,308)	1977	1998
Wyndham Grand Bay Coconut Grove Miami, Florida	—	3,066	28,442	1,235	(13,280)	4,301	15,162	19,463	(4,991)	1983	1997

Assets Held for Sale	114,252	56,999	683,214	1,318	(297,318)	58,317	385,896	444,213	(129,008)

Total	$764,549	$247,217	$2,370,078	$19,361	$(52,983)	$266,578	$2,317,095	$2,583,673	$(464,716)

WYNDHAM INTERNATIONAL, INC.

NOTES TO SCHEDULE III

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
(a) Reconciliation of Real Estate:
Balance at beginning of period	$3,435,356	$3,739,606	$4,639,384
Additions during period:
Acquisitions	235,191	16,993	—
Improvements	40,401	35,591	31,195
Deductions during period:
Sale of properties	(1,127,275)	(356,834)	(930,973)

Balance at end of period	$2,583,673	$3,435,356	$3,739,606

(b) Reconciliation of Accumulated Depreciation:
Balance at beginning of period	$532,291	$474,737	$444,322
Additions during period:
Depreciation for the period	84,712	98,393	107,154
Deductions during period:
Sale of properties	(152,287)	(40,839)	(76,739)

Balance at end of period	$464,716	$532,291	$474,737

(c) Depreciation is computed on buildings and improvements based upon a useful life of 35 years.

Reconciliation to Balance Sheet:
Investment in real estate per schedule III (Building & improvements)	$2,583,673	$3,435,356	$3,739,606
Furniture, fixture and equipment (A)	516,312	719,071	889,510
Renovations in progress (A)	29,328	15,711	29,543
Land held for development (A)	19,927	28,647	31,127

Fixed asset balance	3,149,240	4,198,785	4,689,786

Accumulated depreciation per schedule III (Building & improvements) (B)	(464,716)	(532,291)	(474,737)
Accumulated depreciation (FF&E) (B)	(290,055)	(489,356)	(532,742)
Equity investment held for sale (A)	—	—	6,405

Total fixed assets	2,394,469	3,177,138	3,688,712

Less assets held for sale, net - per the balance sheet	(361,504)	(238,330)	(77,256)

Total investment in real estate, net - per the balance sheet	$2,032,965	$2,938,808	$3,611,456

A - See schedule in footnote 3 on page F-17
Sum of B - See schedule in footnote 3 on page F-17	$(754,771)	$(1,021,647)	$(1,007,479)