Form 10-K/A
period 2004-12-31
WYNDHAM INTERNATIONAL INC
filed 2005-04-08
CIK 715273

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

As of April 5, 2005, there were 172,060,224 shares of the registrant’s class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be furnished to stockholders in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE: Wyndham International, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005 (“Original Filing”) in accordance with the Securities and Exchange Commission’s Exemptive Order # 34-50754, to:

•	amend and restate Item 9A to include Management’s Report on Internal Control over Financial Reporting and the report of the Company’s independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting, and

•	to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of this amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1 to Form 10-K, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, management, under the supervision and with the participation of our Chairman, President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to insure the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the principal executive and financial officers, and effected by the board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in internal control over financial reporting. As of December 31, 2004, the Company did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its deferred income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related deferred income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein and which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Remediation of Material Weakness

As discussed in Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2004, there was a material weakness in our internal control over financial reporting. In 2005, we plan to implement improved monitoring controls over the income tax account balance sheet review process and will engage a third party consultant to assist our personnel in conducting a comprehensive and detailed review of our tax reporting and accounting. Once fully implemented, management believes that these new policies and procedures will be effective at remediating this material weakness.

Changes in Internal Control over Financial Reporting

Other than the matters discussed above, during the three-month period ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Wyndham International, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Wyndham International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because Wyndham International, Inc. did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, Wyndham International, Inc. did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its deferred income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related deferred income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that Wyndham International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Wyndham International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 15, 2005 we expressed an unqualified opinion thereon.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

April 8, 2005

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description of Exhibit
23.2*	Consent of PricewaterhouseCoopers LLP

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2005	By:	/s/ Elizabeth Schroeder
Elizabeth Schroeder, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
23.2*	Consent of PricewaterhouseCoopers LLP

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith