Form 10-K/A
period 2004-12-31
WYNDHAM INTERNATIONAL INC
filed 2005-04-29
CIK 715273

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

As of April 20, 2005, there were 172,788,624 shares of the registrant’s class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE: The purpose of this amendment is to amend Part III of the Annual Report on Form 10-K for Wyndham International, Inc. (the “Company” or Wyndham”) as filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2005 for the year ended December 31, 2004, as amended by Amendment No. 1 to the Form 10-K filed with the Commission on April 8, 2005. Certain information required by Part III was to be incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of stockholders (the “Proxy Statement”). The Company’s definitive Proxy Statement will not be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2004. Part III, Items 10 through 14 are hereby amended by this amendment to the Company’s Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of regulation S-K, with respect to executive officers, appears under the heading “Executive Officers of the Registrant” in Part III of the Form 10-K filed on March 15, 2005.

The following list sets forth, as of April 27, 2005, information about our directors:

Class A Directors

Karim Alibhai has served as one of our directors since October 1997. Mr. Alibhai previously served as our President and Chief Operating Officer from October 1997 until his resignation on May 21, 1999. Since his resignation, Mr. Alibhai has been continually active in the hospitality industry and has completed development of several Ritz-Carlton Hotel and Residential projects and also led a convertible preferred investment in Interstate Hotels & Resorts, Inc. Before joining us in October 1997, Mr. Alibhai served as President and Chief Executive Officer of the Gencom Group, an affiliated group of companies that acquired, developed, renovated, leased, and managed hotel properties in the United States and Canada through Gencom American Hospitality. Mr. Alibhai is presently a Principal of the Gencom Group, which he rejoined in 1999, and serves on the board of directors of Interstate Hotels & Resorts, Inc. Mr. Alibhai holds a B.A. from Rice University. Mr. Alibhai is 41 years old.

Leonard Boxer has served as one of our directors since July 1997. He previously served as a director of Patriot American Hospitality, Inc. and its predecessor from September 1995 to July 1997. Mr. Boxer has served as a partner and chairman of the real estate department of the law firm of Stroock & Stroock & Lavan in New York, New York since 1987. Previously, he was a founder, managing partner and head of the real estate department of Olnick Boxer Blumberg Lane & Troy, a real estate law firm in New York. He serves as a member of the Board of Trustees of both New York University and New York University Law School. Mr. Boxer also serves as a member of the board of several New York and national charitable organizations, such as trustee of the National Jewish Center for Immunology and Respiratory Medicine; Chairman of the Board and Trustee of the Jewish Association for Services for the Aged; Chairman of the Board of the Children’s Hearing Institute of Lenox Hill Hospital; Trustee of the Cancer Research Institute (2000-2001); and New York Regional Cabinet of the United States Holocaust Memorial Museum. Mr. Boxer holds a B.S. in accounting and an L.L.B. from New York University. Mr. Boxer is 66 years old.

Adela Cepeda has served as one of our directors since February 2004. Ms. Cepeda founded A.C. Advisory, Inc. in 1995 and since that time has served as its President. Ms. Cepeda serves as a director of the Lincoln National Income Fund, the Lincoln National Convertible Securities Fund, the Fort Dearborn Securities Fund, Amalgamated Bank of Chicago and its affiliated trust company, AmalgaTrust, and UBS Funds. Ms. Cepeda also serves on the boards of Window to the World Communications, Inc., Ravinia Festival Association, The Joffrey Ballet of Chicago and The Chicago Community Trust. Ms. Cepeda holds an A.B. from Harvard College and an M.B.A. from the University of Chicago Graduate School of Business. Ms. Cepeda is 46 years old.

Milton Fine has served as one of our directors since June 1998. Since June 1998, Mr. Fine has been Chairman of FFC Capital Corporation and FFC Hotel Development Corporation. Mr. Fine co-founded Interstate Hotels Company in 1961 and served as its Chairman of the Board before our acquisition of it in June 1998. Mr. Fine also served as the Chief Executive Officer of Interstate Hotels Company through March 1996. In addition, Mr. Fine serves as a trustee of the Carnegie Institute and is on the Board of Directors of the Carnegie Museum of Art. In addition, he serves as a member of the Board of Directors of the Andy Warhol Museum in Pittsburgh, Pennsylvania, and as a member of the Board of Directors of the Norton Museum of Art in Palm Beach, Florida. Mr. Fine holds a B.A. (magna cum laude) and a J.D. from the University of Pittsburgh. Mr. Fine is 79 years old.

Fred J. Kleisner currently serves as our Chairman of the Board, President and Chief Executive Officer. He has served as our Chairman of the Board since October 13, 2000, as our Chief Executive Officer since March 27, 2000 and as our President since December 23, 2004. Mr. Kleisner also previously served as our President from August 1999 to October 2000, and from July 1999 to March 2000, Mr. Kleisner served as our Chief Operating Officer. From March 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company, where he served as Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner, who holds a B.A. degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America. Mr. Kleisner is 60 years old.

Rolf E. Ruhfus has served as one of our directors since June 1998. Mr. Ruhfus has served as Chairman of the Board of Directors and Chief Executive Officer of LodgeWorks Corporation since April 2000 and Wichita Consulting Corporation since 1989. He previously served as Chairman of the Board of Directors and Chief Executive Officer of Summerfield Hotel Corporation from 1987 through June 1998 when we acquired Summerfield Hotel Corporation. Before founding Summerfield Hotel Corporation, Mr. Ruhfus served as President of Residence Inn Corporation. Mr. Ruhfus currently serves as a director of Innkeepers USA Trust. Mr. Ruhfus holds a B.A. from Western Michigan University, an M.B.A. from the Wharton School of Business and a Ph.D. in Marketing from the University of Münster, Germany. Mr. Ruhfus is 60 years old.

Lynn C. Swann has served as one of our directors since May 2001. Since July 1976, Mr. Swann has served as Chief Executive Officer of Swann, Inc., a privately held communications company. Pursuant to a consulting agreement, Mr. Swann also serves as a consultant to us and assists with the development and expansion of our collegiate and professional sports marketing plans and sales initiatives. Mr. Swann serves as a member of the board of directors of Big Brothers and Big Sisters of America and has previously served in numerous additional capacities on behalf of the organization, including national board chairperson, chairperson for board development and board president. Mr. Swann is also a director of H.J. Heinz Company and Hershey Entertainment and Resort Co. Mr. Swann has served as a professional broadcaster covering a variety of sporting events for the ABC television network since 1976. From 1974 to 1982, Mr. Swann was a wide receiver for the Pittsburgh Steelers and helped lead his team to four Super Bowl victories. Mr. Swann was named Most Valuable Player of Super Bowl X in 1976 and was inducted into the Pro Football Hall of Fame in 2001. In 2002, Mr. Swann was selected to chair the President’s Council on Physical Fitness and Sports. Mr. Swann received a B.A. from the University of Southern California. Mr. Swann is 53 years old.

Sherwood M. Weiser has served as one of our directors since October 1997. Since April 2001, Mr. Weiser has served as the Chairman and Chief Executive Officer of Continental Hospitality Holdings, LLC, a hotel management and development firm. Mr. Weiser previously served as the Chairman and Chief Executive Officer of Carnival Resorts & Casinos, a hotel and gaming management and development firm. In 1970, Mr. Weiser founded The Continental Companies. Carnival Resorts & Casinos was a successor to

The Continental Companies. In June 1998, we acquired the hospitality-related businesses of CHC International, Inc., the parent corporation of Carnival Resorts & Casinos. Mr. Weiser serves on the Board of Trustees of the University of Miami, the New World Symphony, the Orange Bowl Committee, and as the Chairman of the Board of Directors of the Performing Arts Center Foundation of Greater Miami. Mr. Weiser serves as a director of Mellon United National Bank, a subsidiary of Mellon Bank, Interstate Hotels & Resorts, Inc., and Watsco, Inc. He received his B.S. in Commerce from the Ohio State University School of Business and holds an L.L.B. from the Case Western Reserve University School of Law. Mr. Weiser is 74 years old.

Class B Directors

Leon D. Black has served as one of our directors since June 1999. Mr. Black is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds, and Apollo Real Estate Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds. Apollo Advisors, L.P. and Apollo Real Estate Advisors, L.P. were founded in 1990 and 1993, respectively. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as Managing Director, head of the Mergers & Acquisitions Group and co-head of the Corporate Finance Department. Mr. Black also serves as a director of Allied Waste Industries, Inc., AMC Entertainment Inc., Sirius Satellite Radio Inc. and United Rentals, Inc. In addition, he serves as a trustee of Dartmouth College, The Museum of Modern Art, Mount Sinai-NYU Medical Center, Lincoln Center for the Performing Arts, the Metropolitan Museum of Art, Prep for Prep, The Jewish Museum, and The Asia Society. He is also a member of The Council on Foreign Relations, The Partnership for New York City and the National Advisory Board of JPMorgan Chase. Mr. Black graduated summa cum laude from Dartmouth College and holds a B.A. in Philosophy and History. Mr. Black also received an MBA from Harvard Business School in 1975. Mr. Black is 53 years old.

Thomas H. Lee has served as one of our directors since June 1999. He founded Thomas H. Lee Company in 1974 and since that time has served as its President. Thomas H. Lee Company changed its name in July 1999 to Thomas H. Lee Partners. Since July 1999, he has served as Chairman and Chief Executive Officer of Thomas H. Lee Partners and as President of Thomas H. Lee Capital. From 1966 through 1974, Mr. Lee was employed by First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Before 1966, he served as a securities analyst in the institutional research department of L.F. Rothschild & Co. in New York. Mr. Lee currently is a director of Metris Companies, Inc., Miller Import Corporation, The Smith & Wollensky Restaurant Group, Inc., Vail Resorts, Inc. and Vertis Holdings, Inc. In addition, Mr. Lee serves as a trustee or overseer of a number of civic and charitable organizations including, in Boston, Beth Israel Deaconess Medical Center, Brandeis University, Harvard University and the Museum of Fine Arts, as well as, in New York City, the Lincoln Center for the Performing Arts, Mount Sinai-NYU Medical Center and the Whitney Museum of American Art. Mr. Lee is a 1965 graduate of Harvard College. Mr. Lee is 61 years old.

Alan M. Leventhal has served as one of our directors since June 1999. Since March 1998, Mr. Leventhal has served as Chairman and Chief Executive Officer of Beacon Capital Partners. Prior to founding the Company, Mr. Leventhal served as President and Chief Executive Officer of Beacon Properties Corporation, one of the largest real estate investment trusts (REIT) in the United States. Mr. Leventhal is Chairman of Boston University’s Board of Trustees, and a trustee of Northwestern University. He also serves on the board of the Pension Real Estate Association (PREA), the Board of Overseers for the Amos Tuck School of Business Administration at Dartmouth, the Dartmouth Real Estate Advisory Committee and the board of the Damon Runyon Cancer Research Foundation. Mr. Leventhal has lectured at the Amos Tuck School of Business Administration at Dartmouth College and Massachusetts Institute of Technology Center for Real Estate. Mr. Leventhal was awarded the Realty Stock Review’s “Outstanding CEO Award” for 1996 and 1997, and the Commercial Property News “Office Property Executive of the Year” for 1996. Mr. Leventhal received his B.A. in Economics from Northwestern University in 1974 and his M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College in 1976. Mr. Leventhal is 52 years old.

William L. Mack became a director of Wyndham in June 1999. Mr. Mack is a founding Principal and Managing Partner of Apollo Real Estate Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds, private real estate investment funds. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, a privately held real estate company that was merged with the Cali Realty Corporation (now Mack-Cali Realty Corporation) of which Mr. Mack serves as the Chairman of the Board. Mr. Mack is the Chairman of the Board for the Solomon R. Guggenheim Foundation. Mr. Mack is a Director of the City and Suburban Financial Corporation. Mr. Mack is a board member of the Regional Advisory Board of JP Morgan Chase. Mr. Mack is a former Director of The Bear Stearns Companies, Inc. and Vail Resorts, Inc. Mr. Mack is a Trustee of the University of Pennsylvania, a member of the Board of Overseers of the Wharton School, a Chairman of the Facilities & Campus Planning Committee, a former Trustee of the University of Pennsylvania Health System Board of Trustees Executive Committee, and a former Vice Chairman of the Real Estate Center Advisory Board. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in Business Administration, Finance and Real Estate from New York University. Mr. Mack is 65 years old.

Lee S. Neibart has served as one of our directors since June 1999. Mr. Neibart has been a Senior Partner of Apollo Real Estate Advisors since 1993 and is responsible for the operations and management of its Funds. From 1989 to 1993, Mr. Neibart was Executive Vice President & Chief Operating Officer of the Robert Martin Company, a real estate development and management firm with a portfolio of approximately seven million square feet of commercial real estate and with which he was associated for over 14 years. Mr. Neibart is a director of Meadowbrook Golf Group, Inc., a golf course manager, developer and owner. He is also a past President of the New York Chapter of the National Association of Industrial and Office Parks. Mr. Neibart received a B.A. from the University of Wisconsin and an M.B.A. from New York University. Mr. Neibart is 54 years old.

Marc J. Rowan has served as one of our directors since June 1999. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds. Prior to joining Apollo, Mr. Rowan was a member of the mergers and acquisitions department of Drexel Burnham Lambert, Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan also serves as a director of AMC Entertainment, Inc. National Financial Partners, Inc., Cablecom GmbH and iesy Hessen GmbH & Co, KG and SkyTerra Communications Inc. Mr. Rowan is also active in charitable activities and is a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the board of directors of National Jewish Outreach Program, Riverdale Country School and the Undergraduate Executive Board of The Wharton School of Business. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan is 42 years old.

Scott A. Schoen has served as one of our directors since June 1999. Mr. Schoen has been employed by Thomas H. Lee Partners, L.P., formerly known as Thomas H. Lee Company, since 1986 and currently serves as a Managing Director. Mr. Schoen currently serves as a director of A.R.C. Holdings, LLC, Axis Specialty Limited, The Simmons Company, Syratech Corporation, TransWestern Publishing, L.P. and United Industries Corporation. Prior to joining Thomas H. Lee Partners, L.P., Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Vice Chairman of the Board of the United Way of Massachusetts Bay, and also a member of the Advisory Board of the Yale School of Management. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. He is a member of the New York Bar. Mr. Schoen is 46 years old.

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

Lee Partners, Mr. Sperling served as Managing Partner of the Aeneas Group, the private capital affiliate of the Harvard Management Company, Inc. Before 1984, Mr. Sperling served as a Senior Consultant with the Boston Consulting Group, Inc. focusing on business and corporate strategies. He holds an M.B.A. degree from Harvard University and a B.S. from Purdue University. Mr. Sperling is 47 years old.

Class C Directors

Marc A. Beilinson has served as one of our directors since February 2004. Mr. Beilinson is a shareholder of Pachulski, Stang, Ziehl, Young, Jones & Weintraub PC, a nationally recognized boutique law firm specializing in corporate reorganization, and currently serves on the Board of Directors of the University of California Davis Law School. Mr. Beilinson served as the Chief Executive Officer of Adaptive Power Solutions, a government defense contractor that manufactured components for many U.S. strategic missile programs. Mr. Beilinson is currently an officer and director of RPD Catalyst, a private real estate investment firm. Prior to joining his current firm, Mr. Beilinson was a shareholder in the law firm of Buchalter, Nemer, Fields & Younger PC. Mr. Beilinson received his B.A. (magna cum laude) from UCLA and his J.D. from UC Davis Law School. Mr. Beilinson is 47 years old.

Lee Hillman has served as one of our directors since July 2004. Mr. Hillman has served as President of Liberation Investment Advisory Group, LLC and Liberation Management Services, LLC since 2003. From 1996 to 2002, Mr. Hillman was Chief Executive Officer, President and a director and from 2000 to 2002 Chairman of the Board of Bally Total Fitness Holding Corporation, a publicly traded, owner and operator of health and fitness clubs. Mr. Hillman is a member of the University of Pennsylvania Center for Community Partnership Board of Directors, the University of Chicago Graduate School of Business Advisory Council, the Heartland Alliance for Human Needs and Human Rights Board of Directors and the Chicagoland Chamber of Commerce Board of Directors. Mr. Hillman serves on the Board of Directors of RCN Corporation and Lawson Products, Inc. Mr. Hillman received a B.S. in finance and accounting from the University of Pennsylvania and an M.B.A. in finance and accounting from the University of Chicago. Mr. Hillman is 49 years old.

Lawrence J. Ruisi has served as one of our directors since April 2004. Mr. Ruisi was President and Chief Executive Officer of Loews Cineplex Entertainment Corporation from 1998 to 2002. From 1990 to 1998, he was associated with Sony Corporation of America, serving as Executive Vice President from 1990 to 1998 of Sony Pictures Entertainment. He served as President of Sony Retail Entertainment from 1994 to 1998. Mr. Ruisi is a certified public accountant and worked as senior audit manager from 1970 to 1983 for Price Waterhouse & Co. In 2000 and 2001, many of the large motion picture theatre chains were severely impacted by the overbuilding of theatres and unfavorable film performance; of the ten largest chains, seven (including Loews Cineplex Entertainment), were reorganized under federal bankruptcy laws or executed out-of-court financial restructuring. Loews Cineplex filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in 2001 and was discharged from these proceedings in 2002. Mr. Ruisi received a B.S. in Accounting and an M.B.A. from St. John’s University. Mr. Ruisi is 57 years old.

Audit Committee

In accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Board of Directors has established an Audit Committee, which currently consists of Mr. Beilinson, Mr. Ruisi and Ms. Cepeda. The board of directors has determined that Ms. Cepeda is the “audit committee financial expert,” as such term is defined in the rules and regulations promulgated by the Securities and Exchange Commission and that Ms. Cepeda and the other members of the audit committee are “independent,” in accordance with the Company Guide of the American Stock Exchange.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of any registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of class A common stock ownership and reports of changes in such ownership. A reporting person must file a Form 3—Initial Statement of Beneficial Ownership of Securities within 10 days after such person becomes a reporting person. A reporting person must file a Form 4—Statement of Changes of Beneficial Ownership of Securities within 2 business days after such person’s beneficial ownership of securities changes, except for certain changes exempt from the reporting requirements of Form 4. A reporting person must file a Form 5—Annual Statement of Beneficial Ownership of Securities within 45 days after the Company’s fiscal year end.

The Commission’s rules require our reporting persons to furnish us with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2004 the reporting persons complied with all applicable Section 16(A) filing requirements on a timely basis, except for the following: one Form 3 and one Form 4 for Lawrence Ruisi, one Form 4 for Lee Hillman, one Form 4 for Michael Grossman and one Form 4 for Andrew Jordan. None of the reporting persons filed a Form 5 with respect to 2004 and the Company is not aware that any were required to be filed.

Code of Ethics

The Company has adopted a Code of Ethics, which applies to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as well as to all directors, officers and employees. These materials are available on the Company’s website at www.wyndham.com. The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Ethics by posting such information on the Company’s website at www.wyndham.com. As required by the Company Guide of the American Stock Exchange, any waivers of the code of ethics for directors or executive officers must be approved by the Company’s board of directors and disclosed on a Form 8-K filed with the Securities and Exchange Commission within 5 days of a waiver.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, as to our Chief Executive Officer and as to each of our other most highly compensated executive officers who were serving as executive officers as of December 31, 2004 and two other individuals who served as executive officers during the 2004 fiscal year and would have been included in our other most highly compensated executive officers if they had been serving as executive officers as of December 31, 2004, information concerning all compensation paid for services to us in all capacities for each of the last three fiscal years. We will refer to our chief executive officer and our other most highly compensated executive officers as the “named executive officers” in this 10-K/A.

Summary Compensation Table

		Annual Compensation							Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus			Other Annual Compensation (1)		Restricted Stock Awards(2)			Securities Underlying Options(#)	All Other Compensation
Fred J. Kleisner Chairman of the Board, President and Chief Executive Officer	2004 2003 2002	$ $ $	683,500 683,500 680,192	$ $ $	1,071,086 2,579,368 116,325	(3) (5)	$ $ $	— — —	$ $ $	— — 522,755	(7)	— — —	$ $ $	17,900 22,122 35,281	(4) (6) (8)

Mark Solls Executive Vice President— General Counsel and Chief Legal Officer	2004 2003 2002	$ $ $	350,002 350,002 87,500	$ $ $	302,751 297,501 88,472		$ $ $	— — —	$ $ $	— — 238,000	(11)	— — —	$ $ $	1,161 581 —	(9) (10)

Michael Grossman Executive Vice President— Management Services Division	2004 2003 2002	$ $ $	333,301 333,301 331,947	$ $ $	273,307 83,325 49,995		$ $ $	— — —	$ $ $	— — —		— — —	$ $ $	1,043 180 385	(12) (13) (14)

Andrew Jordan Executive Vice President— Sales and Marketing	2004 2003 2002	$ $ $	300,000 283,760 226,093	$ $ $	259,500 255,000 30,719		$ $ $	— — —	$ $ $	— — —		— — —	$ $ $	1,751 341 —	(15) (16)

Theodore Teng President and Chief Operating Officer(17)	2004 2003 2002	$ $ $	571,516 544,301 550,562	$ $ $	470,820 462,656 81,645		$ $ $	— 82,911 —	$ $ $	— — 580,000	(20)	— — —	$ $ $	2,315 111,111 576,136	(18) (19) (21)

Richard A. Smith Executive Vice President— Chief Financial Officer(22)	2004 2003 2002	$ $ $	402,213 444,425 366,154	$ $ $	— 378,251 141,750		$ $ $	— — —	$ $ $	— — 116,000	(25)	— — —	$ $ $	842 4,756 6,098	(23) (24) (26)

(1)	No perquisites paid to Named Executive Officers in 2002, 2003 or 2004 exceeded the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officers. The amounts listed represent reimbursement of taxes with respect to the debt forgiveness disclosed in “All Other Compensation.” For the year 2002, the amounts paid with respect to reimbursement of taxes were disclosed as “All Other Compensation.”
(2)	As of December 31, 2004, the aggregate value of outstanding restricted stock and restricted stock units held by Named Executive Officers was as follows: Mr. Kleisner – $2,262,488; Mr. Solls – $833,000; Mr. Grossman $289,567; Mr. Jordan $636,650.
(3)	Such amount includes $500,000 of a $2,000,000 retention bonus received by Mr. Kleisner in consideration of services to be provided through March 31, 2006. Mr. Kleisner is obligated to repay the retention bonus if, prior to March 31, 2006, Mr. Kleisner’s employment with us is terminated by Mr. Kleisner without “good reason” or by us for “cause.”
(4)	Such amount includes $17,900 of imputed interest from a non-interest bearing note.
(5)	Such amount includes $1,500,000 of a $2,000,000 retention bonus received by Mr. Kleisner in consideration of services to be provided through March 31, 2006. Mr. Kleisner is obligated to repay the retention bonus if, prior to March 31, 2006, Mr. Kleisner’s employment with us is terminated by Mr. Kleisner without “good reason” or by us for “cause.”
(6)	Such amount includes $3,810 of insurance premiums and $18,312 of imputed interest from a non-interest bearing note.

(7)	On January 7, 2002, we granted Mr. Kleisner 901,250 restricted units in exchange for the 901,250 options cancelled in January 2002. Each restricted unit entitles Mr. Kleisner to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.58 per share.
(8)	Such amount includes $10,294 of insurance premiums and $24,987 of imputed interest from a non-interest bearing note.
(9)	Such amount includes $1,161 of life insurance premiums.
(10)	Such amount includes $581 of life insurance premiums.
(11)	On September 30, 2002, we granted Mr. Solls 700,000 restricted units. Each restricted unit entitles Mr. Solls to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.34 per share.
(12)	Such amount includes $1,043 of life insurance premiums.
(13)	Such amount includes $180 of life insurance premiums.
(14)	Such amount includes $385 of life insurance premiums.
(15)	Such amount includes $1,751 of life insurance premiums.
(16)	Such amount includes $341 of life insurance premiums.
(17)	Mr. Teng resigned his position as our President and Chief Operating Officer effective December 21, 2004.
(18)	Such amount includes $2,315 of life insurance premiums.
(19)	Such amount represents debt forgiveness of $111,111.
(20)	On January 7, 2002, we granted Mr. Teng 1,000,000 restricted units in exchange for the 1,000,000 options cancelled in January 2002. Each restricted unit entitled Mr. Teng to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.58 per share.
(21)	Such amount includes $570,989 of debt forgiveness, including associated taxes, and $5,147 of insurance premiums.
(22)	Mr. Smith resigned his position as our Executive Vice President-Chief Financial Officer effective October 29, 2004.
(23)	Such amount includes $842 of insurance premiums.
(24)	Such amount includes $4,756 of insurance premiums.
(25)	On January 7, 2002, we granted Mr. Smith 200,000 restricted units. Each restricted unit entitled Mr. Smith to receive one share of our class A common stock upon the satisfaction of certain vesting requirements. The restricted units vest on the third, fourth and fifth anniversaries of the date of grant. The market value of the shares of our class A common stock underlying the restricted units on the date of grant was $.58 per share.
(26)	Such amount includes $6,098 of insurance premiums.

The following table sets forth certain information concerning options exercised in 2004 by the named executive officers and all unexercised options held by the named executive officers as of December 31, 2004.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable (1)	Unexercisable (1)
Fred J. Kleisner	—	$—	1,100,000	—	—	—
Mark Solls	—	$—	—	—	—	—
Michael Grossman	—	$—	409,632	—	—	—
Andrew Jordan	—	$—	160,287	—	—	—
Theodore Teng	—	$—	—	—	—	—
Richard A. Smith	—	$—	—	—	—	—

(1)	None of the unexercised options are in-the-money.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

The following is a summary of certain of the terms and conditions contained in the employment agreements between us and each of our named executive officers.

Fred J. Kleisner. Pursuant to his current employment agreement dated as of March 27, 2000, as amended from time to time, Mr. Kleisner agreed to serve as our Chief Executive Officer and President for a term of five years beginning on March 27, 2000. In October 2000, Mr. Kleisner relinquished his position as President and assumed the additional title of Chairman of the Board. In December 2004, Mr. Kleisner reassumed the title of President. Beginning on the third anniversary of the employment agreement and continuing every subsequent odd-numbered year, the employment agreement will automatically be extended for successive two-year periods unless otherwise terminated by us or Mr. Kleisner. Mr. Kleisner’s initial annual base salary was $624,000. During the term of the agreement, Mr. Kleisner’s base salary is redetermined annually by our board of directors. The salary, as redetermined, cannot be less than Mr. Kleisner’s salary for the prior fiscal year. Pursuant to his agreement, Mr. Kleisner is eligible to receive incentive compensation as determined by our board of directors in an amount of up to four and one-half times his then current base salary. Under the terms of the agreement, we are obligated to pay Mr. Kleisner certain minimum amounts of incentive compensation in fiscal years 2003, 2004, 2005 and 2006. As compensation for the services to be provided by Mr. Kleisner from April 1, 2003 to March 31, 2006, we also agreed to pay him a retention bonus in the amount of $2,000,000, the final $500,000 of which was paid on January 1, 2004. Mr. Kleisner is obligated to repay the retention bonus if, prior to March 31, 2006, Mr. Kleisner’s employment with us is terminated by Mr. Kleisner without “good reason” or by us for “cause.” Additionally, in conjunction with the execution of Mr. Kleisner’s employment agreement, we agreed to loan Mr. Kleisner certain amounts pursuant to a master note. No amounts are currently outstanding under the master note.

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

Mark Solls. We are party to an employment agreement with Mr. Solls, dated September 17, 2002, as amended from time to time, pursuant to which Mr. Solls has agreed to serve as our Executive Vice President – General Counsel and Chief Legal Officer for a term of three years, which term will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Solls’ initial annual base salary was $350,000. During the term of the agreement, Mr. Solls’ base salary is redetermined annually by our board of directors. Pursuant to his agreement, Mr. Solls is eligible to receive incentive compensation as determined by our board of directors in an amount of up to three times his then current base salary.

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

Michael Grossman. We are party to an employment agreement with Mr. Grossman, dated April 19, 1999, as amended from time to time, pursuant to which Mr. Grossman has agreed to serve as our Executive Vice President – Management Services Division for a term of three years, which term will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Grossman’s initial annual base salary was $270,700. During the term of the agreement, Mr. Grossman’s base salary is redetermined annually by our board of directors. Pursuant to his agreement, Mr. Grossman is eligible to receive incentive compensation as determined by our board of directors in an amount of up to three times his then current base salary.

Upon a termination of his employment due to Mr. Grossman’s death or disability, we will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. Additionally, we will pay health insurance premiums for one year for Mr. Grossman, his spouse and other dependents.

If Mr. Grossman terminates his employment for “good reason” or we terminate his employment without “cause,” we will pay Mr. Grossman all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. In addition, we will pay Mr. Grossman a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or 24 months, whichever is longer, subject to certain setoffs. Additionally, we will pay health insurance premiums for one year for Mr. Grossman, his spouse and other dependents.

If a “change in control,” as defined in Mr. Grossman’s employment agreement, occurs and Mr. Grossman’s employment is terminated by us without “cause” or by Mr. Grossman for “good reason” within 18 months after such change in control, we will pay the severance amount discussed above in equal installments over a period of 24 months. We will also pay health insurance premiums for Mr. Grossman, his spouse and other dependents for one year. In addition, we will provide Mr. Grossman with a tax gross-up payment with respect to excise taxes.

Andrew Jordan. We are party to an employment agreement with Mr. Jordan, dated May 21, 2003, as amended from time to time, pursuant to which Mr. Jordan has agreed to serve as our Executive Vice President – Sales and Marketing for a term of three years, which term will automatically be extended for successive one-year periods unless otherwise terminated. Mr. Jordan’s initial annual base salary was $300,000. During the term of the agreement, Mr. Jordan’s base salary is redetermined annually by our board of directors. Pursuant to his agreement, Mr. Jordan is eligible to receive incentive compensation as determined by our board of directors in an amount of up to three times his then current base salary.

Upon a termination of his employment due to Mr. Jordan’s death or disability, we will pay all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. Additionally, we will pay health insurance premiums for one year for Mr. Jordan, his spouse and other dependents.

If Mr. Jordan terminates his employment for “good reason” or we terminate his employment without “cause,” we will pay Mr. Jordan all accrued and unpaid base salary, incentive compensation and pro rated incentive compensation for the year in which the termination occurs. In addition, we will pay Mr. Jordan a severance amount equal to the sum of his average base salary and average incentive compensation payable for the remaining term of employment or 24 months, whichever is longer, subject to certain setoffs. Additionally, we will pay health insurance premiums for one year for Mr. Jordan, his spouse and other dependents.

If a “change in control,” as defined in Mr. Jordan’s employment agreement, occurs and Mr. Jordan’s employment is terminated by us without “cause” or by Mr. Jordan for “good reason” within 18 months after such change in control, we will pay the severance amount discussed above in equal installments over a period of 24 months. We will also pay health insurance premiums for Mr. Jordan, his spouse and other dependents for one year. In addition, we will provide Mr. Jordan with a tax gross-up payment with respect to excise taxes.

Compensation Committee Interlocks and Insider Participation

In 2004, the members of the compensation committee included Sherwood M. Weiser and Marc J. Rowan. Regulations of the Commission require the disclosure of any related party transaction with members of the compensation committee. During 2004, we received hotel management and service fees in the amount of approximately $76,475 from the Holiday Inn, Dayton Mall, in Dayton Ohio, a hotel in which Mr. Weiser holds an ownership interest. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds. During 2004, we recognized hotel management, service and franchise fees in the aggregate amount of approximately $2,954,000 from hotels in which certain entities affiliated with the Apollo Investors hold an ownership interest. $1,258,943 of these fees related to the Wyndham Palm Springs, $1,054,598 related to the Wyndham St. Anthony, $465,621 related to The Harbor View Hotel – A Wyndham Luxury Resort and $175,070 related to Kelley House – A Wyndham Luxury Resort. In 2000, we entered into a time share agreement with Tempus Resorts International, Ltd., an entity affiliated with the Apollo Investors. The time share operates under the name Wyndham Vacation Club. During 2004, we recognized fees in the aggregate amount of $782,000. Pursuant to a securities purchase agreement, dated February 18, 1999, by and among us, the Apollo Investors and the other parties thereto, we must indemnify the Apollo Investors for any breach of the representations, warranties and covenants contained in the securities purchase agreement. As of the date of this Form 10-K/A, most of the representations, warranties and covenants contained in the securities purchase agreement have expired. Our remaining indemnification obligations are subject to certain threshold amounts that must be surpassed before a claim for indemnification can be made. To the extent we must indemnify the Apollo Investors, the conversion price of our series B preferred stock will be reduced pursuant to the terms of the certificate of designation for our series B preferred stock, subject to certain enumerated exceptions.

Director Compensation

Currently, we pay all of our directors who are not employed by us an annual retainer fee as follows:

•	our class A directors receive an annual retainer fee of $20,000;

•	our class B directors receive no annual retainer fee; and

•	our class C directors receive an annual retainer fee of $20,000.

In addition, except for our class B directors, each of our directors is paid $1,000 for attendance, whether in person or telephonic, at each meeting of our board of directors. Except for our class B directors, each of our directors is paid $1,000 for attendance, whether in person or telephonic, at each meeting of the Class A Nominating Committee of which such director is a member, $1,250 for each meeting of the Compensation Committee, and $3,500 for each meeting of the Audit Committee. The chairperson of the Audit Committee receives an additional $10,000 annually. Both the annual retainer fee and meeting fees are payable in cash, with the exception of the annual retainer and meeting fees for Mr. Boxer which are paid 50% in cash and 50% in shares of our class A common stock. In addition, we reimburse our directors for any out-of-pocket expenses incurred by them in connection with their service on our board of directors. In lieu of cash compensation, our class B directors are entitled to direct up to $100,000 of our charitable contributions per annum. We do not pay any director who is employed by us any fees for his or her service on our board of directors or any committee thereof.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

Except as otherwise noted, the following table sets forth certain information as of April 20, 2005 as to the security ownership of those persons owning of record or known to us to be the beneficial owner of more than five percent of our class A common stock or our series B preferred stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. All share ownership amounts have been adjusted to give effect to a dividend on our series B preferred stock that was paid on March 31, 2005 in additional shares of our series B preferred stock due to our failure to pay cash dividends in such shares. So far as is known to us, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names unless otherwise indicated. In accordance with applicable rules of the Commission, shares issuable within 60 days of April 20, 2005 upon the exercise of options, conversion of convertible securities or vesting of restricted unit awards that are not outstanding are deemed to be outstanding for the purpose of computing the percentage ownership of the persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of April 20, 2005, each share of series B preferred stock was convertible into an average of 12.4301 shares of class A common stock.

	Class A Common Stock			Series B Preferred Stock
Beneficial Owner	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Karim Alibhai	4,833,966	(1)	2.8%
Marc Beilinson	24,998	(2)	*
Leon D. Black	22,500	(3)	*
Leonard Boxer	357,533	(4)	*
Adela Cepeda	34,372	(5)	*
Milton Fine	3,139,939	(6)	1.8%
Michael Grossman	420,539	(7)	*
Lee Hillman	5,624	(8)	*
Andrew Jordan	320,837	(9)	*
Fred J. Kleisner	2,443,130	(10)	*
Thomas H. Lee	22,500	(11)	*	—	(12)	0
Alan M. Leventhal	22,500	(13)	*	—	(14)	0
William L. Mack	373,284	(15)	*
Lee S. Neibart	27,172	(16)	*
Marc J. Rowan	45,000	(17)	*
Rolf E. Ruhfus	2,893,771	(18)	1.7%
Lawrence Ruisi	7,499	(19)	*
Scott A. Schoen	45,000	(20)	*	—	(21)	0
Mark Solls	0		0
Scott M. Sperling	22,500	(22)	*	—	(23)	0
Lynn Swann	147,500	(24)	*
Sherwood M. Weiser	404,350	(25)	*
All directors and executive officers as a group (26 persons)	15,982,739		9.1%
FMR Corp.	16,356,680	(26)	9.5%
Investors	200,211,087		53.7%	16,106,956.992	(27)	100.0%
Apollo Investors	92,598,229		34.9%	7,449,485.316	(28)	46.3%
Beacon Investors	30,031,850		14.8%	2,416,048.621	(29)	15.0%
THL Investors	60,263,579		25.9%	4,848,177.392	(30)	30.1%
Chase Equity Associates, L.P.	5,005,278		2.8%	402,673.972	(31)	2.5%
CMS Investors	1,461,514		*	117,578.586	(32)	*
CKE Investors	200,199		*	16,105.993	(33)	*
PW Hotel I, LLC and PaineWebber Capital, Inc.	5,005,278		2.8%	402,673.972	(34)	2.5%
Guayacan Investors	200,199		*	16,105.993	(35)	*
Strategic Real Estate Investors	5,005,278		2.8%	402,673.972	(36)	2.5%
The Bonnybrook Trust, The Franklin Trust and The Dartmouth Trust	440,438		*	35,433.175	(37)	*

*	Less than 1%.

(1)	Includes options to purchase 30,000 shares of our class A common stock granted to Mr. Alibhai which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(2)	Includes options to purchase 24,998 shares of our class A common stock granted to Mr. Beilinson which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(3)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Black which are currently exercisable or will be exercisable within 60 days of April 20, 2005. This amount does not include shares held by family trusts over which Mr. Black does not serve as trustee or by other family members, which we will collectively refer to as the “Black family trusts,” or the persons as described in note 28 below. Mr. Black disclaims beneficial ownership of all securities held by the Black family trusts and the persons described in note 28 below.
(4)	Includes options to purchase 125,433 shares of our class A common stock granted to Mr. Boxer which are currently exercisable or will be exercisable within 60 days of April 20, 2005 and 165,916 deferred unit awards of our class A common stock.
(5)	Includes options to purchase 34,372 shares of our class A common stock granted to Ms. Cepeda which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(6)	Includes 1,164,604 shares beneficially owned by the Milton Fine 1997 Charitable Remainder Unitrust; 1,159,619 shares beneficially owned by the Milton Fine 1998 Charitable Remainder Unitrust; and 787,104 shares beneficially owned by the Milton Fine Grantor Annuity Trust. This amount also includes options to purchase 22,500 shares of our class A common stock granted to Mr. Fine which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(7)	Includes options to purchase 414,411 shares of our class A common stock granted to Mr. Grossman which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(8)	Includes options to purchase 5,624 shares of our class A common stock granted to Mr. Hillman which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(9)	Includes options to purchase 160,287 shares of our class A common stock granted to Mr. Jordan which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(10)	Includes options to purchase 1,100,000 shares of our class A common stock granted to Mr. Kleisner which are exercisable or will be exercisable within 60 days of April 20, 2005.
(11)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Lee which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(12)	Does not include shares held by family trusts and shares held by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., Thomas H. Lee Charitable Investment Limited Partnership and AIF/THL PAH LLC, as described in note 30 below. Mr. Lee disclaims beneficial ownership of all such securities.
(13)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Leventhal which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(14)	Does not include shares held by the persons described in note 29 below. Mr. Leventhal disclaims beneficial ownership of all such securities.
(15)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Mack which are currently exercisable or will be exercisable within 60 days of April 20, 2005. This amount does not include shares held by family trusts over which Mr. Mack does not serve as trustee or by other family members, which we will collectively refer to as the “Mack family trusts,” or shares held by the persons described in note 28 below. Mr. Mack disclaims beneficial ownership of all securities held by the Mack family trusts and the persons described in note 28 below.

(16)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Neibart which are currently exercisable or will be exercisable within 60 days of April 20, 2005. This amount does not include shares held by the persons described in note 28 below. Mr. Neibart disclaims beneficial ownership of all securities held by the persons described in note 28 below.
(17)	Includes options to purchase 45,000 shares of our class A common stock granted to Mr. Rowan which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(18)	Includes 74,953 shares held by Hotel Growth Partners, L.P. and options to purchase 22,500 shares of our class A common stock granted to Mr. Ruhfus which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(19)	Includes options to purchase 7,499 shares of our class A common stock granted to Mr. Ruisi which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(20)	Includes options to purchase 45,000 shares of our class A common stock granted to Mr. Schoen which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(21)	Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 30 below.
(22)	Includes options to purchase 22,500 shares of our class A common stock granted to Mr. Sperling which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(23)	Does not include shares held by THL Equity Fund, THL Foreign Fund and THL Foreign Fund B, as described in note 30 below.
(24)	Includes options to purchase 147,500 shares of our class A common stock granted to Mr. Swann which are currently exercisable or will be exercisable within 60 days of April 20, 2005.
(25)	Includes options to purchase 73,966 shares of our class A common stock granted to Mr. Weiser which are currently exercisable or will be exercisable within 60 days of April 20, 2005. The number of shares beneficially held by Mr. Weiser also includes 3,460 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW WLT, LLC and 6,443 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW GB, LLC and 17,161 partnership units in Patriot American Hospitality Partnership, L.P. and Wyndham International Operating Partnership, L.P. held by SMW SG, LLC.
(26)	Based on Schedule 13G filed on February 14, 2005 by FMR Corp., which is located at 82 Devonshire Street, Boston, Massachusetts 02109.
(27)	On June 30, 1999, we issued shares of our series B preferred stock to a group of investors, which we will collectively refer to as the “Investors” for purposes of this Form 10-K/A. All of the Investors are parties to a stockholders’ agreement, dated as of June 29, 1999, pursuant to which each of (i) Apollo Management IV, L.P. and Apollo Real Estate IV, L.P., and (ii) THL Equity Advisors IV, LLC, whom we will refer to as the “Lead Stockholders” for purposes of this Form 10-K/A, have the right, for so long as the Investors are entitled to designate eight class B directors, to designate four directors to our board of directors. At such time as the Investors are entitled to designate fewer than eight class B directors, the right to designate will be allocated between the Lead Stockholders based on a formula. For so long as the stockholders’ agreement is in effect, each Investor has agreed to vote its shares of our class A common stock and our series B preferred stock in favor of the director nominees of the Lead Stockholders. Pursuant to the stockholders’ agreement, the Investors have also agreed to certain restrictions on the transfer of their shares of our series B preferred stock. By virtue of the stockholders’ agreement and the relationships among the Investors, the Investors may be deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the Exchange Act. As a member of a group, each reporting person may be deemed to share voting and dispositive power with respect to, and therefore beneficially own, the shares beneficially owned by the members of the group as a whole. Each person or entity who has filed a Schedule 13D with respect to the shares expressly disclaims beneficial ownership of shares held by any other Investors and of shares held individually by certain directors or executive officers of certain Investors.
(28)	Consists of the following entities, which we will collectively refer to as the “Apollo Investors” for purposes of this Form 10-K/A (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Apollo Investment Fund IV, L.P., 3,898,231.388 shares; Apollo Overseas Partners IV, L.P., 209,052.707; Apollo Advisors IV, L.P.; Apollo Management IV, L.P.; Apollo Real Estate Investment Fund IV, L.P., 2,053,641.265 shares; Apollo Real Estate Advisors IV, L.P.; and AIF/THL PAH LLC, 1,288,559.904 shares. Apollo Advisors IV, L.P. is the general partner of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Apollo Management IV, L.P. is the day-to-day manager of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Apollo Real Estate Advisors IV, L.P. is the general partner of Apollo Real Estate Investment Fund IV, L.P. and an affiliate of Apollo Management IV, L.P. Apollo Management IV, L.P. and THL Equity Advisors IV, LLC serve as the managers of AIF/THL PAH LLC. They share voting and dispositive power with respect to 31.25% of the securities held by AIF/THL PAH LLC and Apollo Management IV, L.P. has the sole right to direct the voting and disposition of the remaining securities held by AIF/THL PAH LLC. By virtue of the relationships among the foregoing persons, each may be deemed to share voting and dispositive power with respect to the shares directly beneficially owned by them. The address of each of the foregoing persons is c/o Apollo Advisors IV, L.P., Two Manhattanville Road, Purchase, New York 10577. Messrs. Black, Mack and Neibart are founding principals of Apollo Real Estate Advisors IV, L.P., and Mr. Black is also a founding principal of Apollo Advisors IV, L.P. Each of Messrs. Black, Mack and Neibart expressly disclaims beneficial ownership of the shares held by the foregoing persons. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999, as amended by Amendment No. 1 thereto filed on April 18, 2005.

(29)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): BCP Voting Inc., as voting trustee for the Beacon Capital Partners Voting Trust, 2,416,048.621 shares; and Beacon Capital Partners, Inc. Beacon Capital Partners, Inc. is the general partner of Beacon Capital Partners, L.P. BCP Voting, Inc. is a wholly-owned subsidiary of Beacon Capital Partners, Inc. Beacon Capital Partners, Inc. may be deemed the beneficial owner of the shares held by BCP Voting, Inc. BCP Voting, Inc. has shared voting and shared dispositive power with respect to the shares directly owned by it, and Beacon Capital Partners, Inc. has shared voting and shared dispositive power with respect to the shares beneficially owned by it. Mr. Leventhal is Chairman of the Board and Chief Executive Officer of Beacon Capital Partners, Inc. and Mr. Sperling is a director of Beacon Capital Partners, Inc. and BCP Voting, Inc. The address of Beacon Capital Partners, L.P., BCP Voting, Inc., Beacon Capital Partners, Inc. and Beacon Lodging, Inc. is c/o Beacon Capital Partners Inc., 1 Federal Street, 26th Floor, Boston, Massachusetts 02110. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999, as amended by Amendment No. 1 thereto filed on December 17, 1999 and Amendment No. 2 thereto filed on April 18, 2005.
(30)

Consists of the following entities and persons (with the number of shares of our series B preferred stock directly beneficially owned by such entity or person being indicated): Thomas H. Lee Equity Fund IV, L.P., 4,106,281.678 shares; Thomas H. Lee Foreign Fund IV, L.P., 141,946.648 shares; Thomas H. Lee Foreign Fund IV-B, L.P., 398,814.534 shares; THL Equity Advisors IV, LLC; Thomas H. Lee Charitable Investment Limited Partnership, 26,699.434 shares; Thomas H. Lee; and the following parties who are employed by or affiliated with employees of Thomas H. Lee Company: State Street Bank & Trust Company as Trustee of the 1997 Thomas H. Lee Nominee Trust, 62,316.685 shares; David V. Harkins, 14,362.601 shares; The 1995 Harkins Gift Trust, 1,609.089 shares; Scott A. Schoen, 11,978.772 shares; C. Hunter Boll, 11,978.772 shares; Sperling Family Limited Partnership, 11,978.772 shares; Anthony J. DiNovi, 11,978.772 shares; Thomas M. Hagerty, 11,978.772 shares; Warren C. Smith, Jr., 11,373.872 shares; Smith Family Limited Partnership, 604.143 shares; Seth W. Lawry, 4,991.558 shares; Kent R. Weldon, 3,334.148 shares; Terrence M. Mullen, 2,656.043 shares; Todd M. Abbrecht, 2,656.043 shares; Charles A. Brizius, 1,997.267 shares; Scott Jaeckel, 753.807 shares; Soren Oberg, 753.807 shares; Thomas R. Shepherd, 1,404.530 shares; Joseph J. Incandela, 702.265 shares; Wendy L. Masler, 322.140 shares; Andrew D. Flaster, 322.140 shares; Robert Schiff Lee 1988 Irrevocable Trust, 1,208.025 shares; Stephen Zachary Lee, 1,208.025 shares; Charles W. Robins as Custodian for Jesse Lee, 805.350 shares; Charles W. Robins, 322.140 shares; James Westra, 322.140 shares; Adam A. Abramson, 201.337 shares; Joanne M. Ramos, 112.749 shares; and Wm. Matthew Kelley, 201.337 shares. The address of each of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Charitable Investment Limited Partnership and Thomas H. Lee is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02109. Information with respect to AIF/THL PAH LLC is set forth in note 28 above. THL Equity Advisors IV, LLC is the general partner of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV–B, L.P. Thomas H. Lee is the general partner of Thomas H. Lee Charitable Investment Limited Partnership and the managing member of THL Equity Advisors IV, LLC. Each of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV–B, L.P., Thomas H. Lee Charitable Investment Limited Partnership and the other persons set forth above has shared voting and shared dispositive power with respect to the shares held directly by such entity or person. In addition, Mr. David V. Harkins may be deemed to share voting and dispositive power over the shares held by the Harkins Gift Trust. The filing of the Schedule 13D is not an admission that Mr. Harkins is the beneficial owner of such shares. Mr. Warren C. Smith, Jr. may be deemed to share voting and dispositive power over the shares held by the Smith Family Limited Partnership. The filing of the Schedule 13D is not an admission that Mr. Smith is the beneficial owner of such shares. AIF/THL PAH LLC has shared voting and shared dispositive power with respect to the shares it directly owns. THL Equity Advisors IV, LLC may be deemed to share voting and dispositive power with respect to the shares owned directly by Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV–B, L.P., and to share voting and dispositive power with respect to 402,674.97 of the shares directly owned by AIF/THL PAH LLC. The filing of the Schedule 13D is not an admission that THL Equity Advisors IV, LLC is the beneficial owner of any such shares. Mr. Thomas H. Lee may be deemed to share voting and dispositive power with respect to the shares beneficially owned by THL Equity Advisors IV, LLC and Thomas H. Lee Charitable Investment Limited Partnership. The filing of the Schedule 13D is not an admission that Mr. Lee is the beneficial owner of any such shares. Each of the foregoing persons expressly disclaims beneficial ownership of shares held by any other Investors or of shares held individually by certain directors or executive officers of certain of the Investors. The foregoing information is based on the records of Wyndham and the Schedule 13D filed by the foregoing persons on July 12, 1999, as amended by Amendment No. 1 thereto filed on April 18, 2005.

(31)	Based on Schedule 13D filed by Chase Equity Associates, L.P. on July 13, 1999, as amended by Amendment No. 1 thereto filed on February 14, 2000 (with share amount adjusted to reflect subsequent stock dividends). The address of Chase Equity Associates, L.P. is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York 10017.
(32)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity indicated): CMS Co-Investment Subpartnership, 113,714.429 shares; CMS Diversified Partners, L.P., 3,864.157 shares; CMS Co-Investment Partners, L.P.; CMS Co-Investment Partners I-Q, L.P.; CMS Co-Investment Associates, L.P.; CMS 1997 Investment Partners, L.P.; CMS/DP Associates, L.P.; MSPS Co-Investment, Inc.; CMS 1997, Inc.; MSPS/DP, Inc.; and CMS 1995, Inc. CMS Co-Investment Subpartnership is a general partnership whose partners are CMS Co-Investment Partners, L.P. and CMS Co–Investment Partners I-Q, L.P. CMS Associates, L.P. and CMS 1997 Investment Partners, L.P. serve as the general partners of CMS Co-Investment Partners, L.P. and CMS Co-Investment Partners I-Q, L.P. The sole general partner of CMS Co–Investment Associates, L.P. is MSPS Co-Investment, Inc. and the sole general partner of CMS 1997 Investment Partners, L.P. is CMS 1997, Inc. The address of each of the foregoing persons is c/o CMS Affiliated Partnerships, Two Bala Plaza, 333 City Line Avenue, Suite 300, Bala Cynwyd, Pennsylvania 19004. CMS Co-Investment Subpartnership has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Co-Investment Subpartnership, CMS Co-Investment, L.P., CMS Co–Investment I-Q, L.P., CMS Co–Investment Associates, L.P. and CMS 1997 Investment Partners, L.P. may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Diversified Partners, L.P. CMS Diversified Partners, L.P. has sole voting and dispositive power with respect to the shares that it directly owns, but CMS Diversified Partners, L.P., CMS/DP Associates, L.P. and CMS 1997 Investment Partners, L.P. may be deemed to share voting and dispositive power with respect to such shares and the shares owned directly by CMS Co-Investment Subpartnership. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(33)	Consists of the following entities and persons (with the number of shares of our series B preferred stock directly beneficially owned by such entity or person indicated): CKE Associates LLC, 16,105.993 shares; The Ovitz Family Limited Partnership; The Michael and Judy Ovitz Revocable

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

(34)	Based on the Schedule 13D filed on July 12, 1999 by PW Hotel I, LLC and PaineWebber Capital, Inc. (with share amounts adjusted to reflect subsequent stock dividends), each of whose address is 1285 Avenue of the Americas, New York, New York 10019. PW Hotel I, LLC has direct beneficial ownership of 402,673.972 shares of our series B preferred stock. PaineWebber Capital, Inc. is the managing member of PW Hotel I, LLC. PaineWebber Capital, Inc. and PW Hotel I, LLC share voting and dispositive power with respect to such shares.
(35)	Consists of the following entities and persons (with the number of shares of our series B preferred stock directly owned by such entity or person being indicated): Guayacan Private Equity Fund Limited Partnership, 16,105.993 shares; Advent-Morro Equity Partners, Inc.; Venture Management, Inc.; and Cyril L. Meduna. The general partner of Guayacan Private Equity Fund Limited Partnership is Advent–Morro Equity Partners, Inc., which is controlled by Venture Management, Inc., which in turn is wholly-owned by Mr. Meduna. By virtue of the relationship among these parties, each may be deemed to share beneficial ownership of the shares owned by Guayacan Private Equity Fund Limited. The address of each of the foregoing persons is c/o Advent-Morro Partners, Banco Popular Building, Suite 903, 206 Calle of PNC Bancorp, Inc. Tetuan, San Juan, Puerto Rico 00902. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 13, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(36)	Consists of the following entities (with the number of shares of our series B preferred stock directly beneficially owned by such entity being indicated): Strategic Real Estate Investments I, L.L.C., 402,673.972 shares; Lend Lease Real Estate Investments, Inc.; and Rosen Consulting Group, Inc. The address of Strategic Real Estate Investments, I, L.L.C. and Rosen Consulting Group, Inc. is 1995 University Avenue, Suite 550, Berkeley, California 94704, and the address of Lend Lease Real Estate Investments, Inc. is 3424 Peachtree Road, Suite 800, Atlanta, Georgia 30326. Strategic Real Estate Investments I, L.L.C. has shared voting and dispositive power with respect to the shares directly owned by it. Each of the foregoing persons expressly disclaims beneficial ownership of any shares not held directly by it. The foregoing share amount does not include 1,096,799 shares of our class A common stock that are managed by Lend Lease Rosen Real Estate Securities, Inc. for its clients. Mr. Kenneth T. Rosen, a Manager of Strategic Real Estate Investments I, L.L.C., is also Chief Executive Officer of Lend Lease Rosen Real Estate Securities, Inc. The foregoing information is based on the Schedule 13D filed by the foregoing persons on July 12, 1999 (with share amounts adjusted to reflect subsequent stock dividends).
(37)	Based on the Schedule 13D filed on July 14, 1999 by The Bonnybrook Trust, The Franklin Trust and The Dartmouth Trust (with share amounts adjusted to reflect subsequent stock dividends). The Bonnybrook Trust is the direct beneficial owner of 11,274.192 shares of our series B preferred stock; The Franklin Trust is the direct beneficial owner of 8,052.990 shares of our series B preferred stock; and The Dartmouth Trust is the direct beneficial owner of 16,105.993 shares of our series B preferred stock. The address of each of the foregoing persons is c/o The Beacon Companies, 2 Oliver Street, Boston, Massachusetts 02110. Alan M. Leventhal, one of our directors, is a trustee of each of the foregoing persons.

On April 15, 2005, the Company entered into a definitive recapitalization agreement with certain investors in our series B preferred stock that is expected to greatly simplify Wyndham’s capital structure and governance. In the recapitalization, the existing classification of our common stock will be eliminated, all outstanding shares of our series A and series B preferred stock (including accrued but unpaid dividends) will be converted into common stock and the existing common stockholders will continue to hold shares of our common stock. At the closing of the transaction, the holders of our series A and series B preferred stock will own approximately 85 percent of the outstanding common stock of the Company and the existing common stockholders will own approximately 15 percent of the outstanding common stock of the Company.

The recapitalization, which is structured as a merger of a subsidiary of the Company into the Company, is subject to customary closing conditions, including regulatory approvals and the approval of the holders of a majority of the voting power held by our stockholders and the holders of at least two-thirds of our series B preferred stock. The investors that are party to the recapitalization agreement have agreed to vote all of their shares of our stock, representing approximately 49 percent of the outstanding voting power of the Company and approximately 90 percent of the outstanding shares of our series B preferred stock, in favor of the transaction. It is expected that the size of our Board of Directors will be reduced from its present size of 19 members; however, it is anticipated that a majority of the existing members of our Board of Directors, including certain independent directors, will remain on the Board. The recapitalization agreement contains covenants of the Company and the investors that provide certain protections for our minority shareholders for a period of time following the closing of the recapitalization. The transaction is anticipated to be completed during the summer of 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The total purchase price was $104,300,000, with $96,000,000 of that amount being allocated to the purchase price for the six hotels and with the $8,300,000 balance being allocated to the purchase price of the interest in the Summerfield brand. In connection with the closing, the six limited liability companies that acquired ownership of the hotels also deposited $4,000,000 in reserve accounts and agreed to use those funds to perform certain replacement and capital improvement work at the hotels within two years after the closing date.

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

Under the limited liability company agreement, Sum Business Holdings, LLC agreed to provide or to cause one of its affiliates to provide, by December 22, 2009, mezzanine financing in the aggregate amount of $50,000,000 for the development of Summerfield Suites hotels. In addition, the parties agreed to buy-sell provisions that may be exercised under certain circumstances, including without limitation the occurrence of a deadlock with respect to certain fundamental major decisions, to permit one party to acquire the other party’s interest in Summerfield Hotel Holding Company, L.L.C. The agreement also permits either party, at any time after June 22, 2006 but subject to certain right of first offer provisions, to initiate and complete procedures for the sale of the business. Further, except for certain exempted transactions, the agreement permits Sum Business Holdings, LLC to invoke the buy-sell procedures in the event of a change in control of Wyndham.

Following the closing, each of the six hotels was leased to six separate limited liability companies, which also are owned indirectly by the Lehman Brothers partnership and Gencom American Hospitality, Inc., and continue to be operated by Summerfield Hotel Company, L.P. under the Summerfield Suites brand pursuant to a hotel management agreement. Each of the hotel management agreements has a ten-year term and may be renewed by the hotel lessee for two additional periods of five years each. Each hotel lessee has the right to terminate the management agreement for its hotel (1) pursuant to an annual performance test, (2) under certain circumstances if the hotel brand name is changed, (3) if there is a deadlock buy-sell event under the limited liability company agreement for Summerfield Hotel Holding Company, L.L.C. or (4) if the hotel is sold to an independent third party. Following termination of the hotel management agreement, the hotels may continue to be operated as Summerfield Suites hotels pursuant to franchise agreements that were executed at closing but become effective when the management agreements terminate. In addition to the management and franchise agreements, the parties also entered into service agreements, pursuant to which the responsibility for providing management services for a temporary period of time was delegated to our wholly-owned subsidiary Wyndham Management Corporation, and pursuant to which Summerfield Hotel Company, L.P. may obtain certain centralized services for Summerfield Suites Hotels from Wyndham Management Corporation.

Transactions with Certain Wyndham Directors and Former Directors

During 2004, the Company received hotel management, franchise and service fees in the aggregate amount of approximately $1,967,000 from the owners of hotels in which Rolf Ruhfus, Sherwood Weiser or Milton Fine holds an ownership interest.

Rolf Ruhfus	2004 Aggregate Management, Franchise and Service Fees
Summerfield Suites-Bridgewater	$210,418
Summerfield Suites-Burlington	$153,608
Summerfield Suites-Charlotte	$87,936
Summerfield Suites-Gaithersburg	$168,037
Summerfield Suites-Pleasanton	$146,746
Summerfield Suites-Scottsdale	$163,808
Summerfield Suites-Plymouth	$135,875

Sherwood Weiser	2004 Aggregate Management, Franchise and Service Fees
Holiday Inn Dayton Mall, Ohio (1)	$76,475

Milton Fine	2004 Aggregate Management, Franchise and Service Fees
Wyndham Reach Resort-Key West, FL	$453,243
Wyndham - Pittsburgh Airport (2)	$370,945

(1)	The Holiday Inn Dayton Mall management contract was terminated on August 31, 2004.
(2)	The Wyndham – Pittsburgh Airport was sold on March 24, 2005.

Norman Brownstein, one of our directors until February 25, 2004, serves as chairman of Brownstein Hyatt & Farber P.C., a law firm that has advised us on certain matters related to litigation and real property transactions. During 2004, we paid Brownstein Hyatt & Farber, P.C. approximately $173,649 in legal fees.

In connection with the merger of Interstate Hotels Company, or IHC, and Patriot American Hospitality, Inc., or Patriot, Mr. Fine, IHC, Patriot and certain other parties entered into a shareholders agreement, dated December 2, 1997. Pursuant to the terms of the shareholders agreement, Patriot must indemnify Mr. Fine for certain tax liabilities until December 2, 2007 or Mr. Fine’s death, whichever occurs first. During the first quarter of 2005, we paid $378,464 to certain entities related to Mr. Fine in consideration of Mr. Fine releasing Wyndham of any continuing liability under the shareholders agreement in relation to the sales of the Wyndham Harrisburg and Wyndham Pittsburgh Airport properties. Additional amounts to be paid, if any, cannot be estimated at this time.

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

In September 2003, we entered into a consulting agreement, which has a term of two years, with Lynn Swann. Pursuant to the terms of the consulting agreement, Mr. Swann agreed to, among other things, make a certain number of personal appearances on our behalf as well as make himself available for a certain number of advertisements in order to promote us. In return for his services, we must pay Mr. Swann $250,000 per year. In addition, on September 1, 2003, we granted Mr. Swann 100,000 restricted shares of class A common stock. The restricted shares vest in two equal installments on the first and second anniversaries of the date of grant.

Leonard Boxer, one of our directors, is a partner with Strook & Strook & Lavan, a law firm that has advised us on certain matters related to property transactions. During 2004, we paid Strook & Strook & Lavan approximately $352,000 in legal fees.

Transactions with Certain Wyndham Executive Officers and Family Members and Former Executive Officers

In 1999, in connection with his employment agreement, we loaned Mr. Kleisner, our Chairman, President and Chief Executive Officer, $500,000 pursuant to a recourse note for use in purchasing a residence in Dallas, Texas. The note bears no interest. In 2001, in connection with his employment agreement, we also loaned Mr. Kleisner $665,000 pursuant to a nonrecourse note. The note bears interest at a rate equal to the rate on our senior credit facility. As of December 31, 2004, principal and accrued interest in the amount of approximately $1,219,000 remained outstanding on these loans.

Fred J. Kleisner II, Mr. Kleisner’s son, serves as resort manager for the Wyndham El San Juan Hotel and Casino in Puerto Rico. In connection with his employment as such, he receives a base salary for his services and is eligible to receive an incentive bonus.

Theodore Teng resigned his position as our President and Chief Operating Officer effective December 21, 2004. Pursuant to the terms of his separation agreement, we paid Mr. Teng a severance payment of $1,515,920 on January 7, 2005 and an incentive bonus of $470,820 on February 15, 2005. In addition, pursuant to his separation agreement, (a) all of Mr. Teng’s stock options and restricted unit awards vested as of the termination date, (b) Mr. Teng waived his right to have us purchase such options and restricted unit awards for a fixed amount, and (c) we agreed to provide certain outplacement and other benefits to Mr. Teng.

Joseph Champ resigned his position as our Executive Vice President-Business Development and Chief Investment Officer effective December 21, 2004. Pursuant to the terms of his separation agreement, we paid Mr. Champ a severance payment of $1,096,861 on January 7, 2005 and an incentive bonus of $312,093 on February 15, 2005. In addition, pursuant to his separation agreement, (a) all of Mr. Champ’s stock options and restricted unit awards vested as of the termination date, (b) Mr. Champ waived his right to have us purchase such options and restricted unit awards for a fixed amount, and (c) we agreed to provide certain outplacement and other benefits to Mr. Champ.

Apollo Investors

During 2004, we recognized hotel management, franchise and service fees in the aggregate amount of approximately $2,954,000 from hotels listed below in which certain entities affiliated with the Apollo Investors hold an ownership interest. We expect to recognize hotel management, service and franchise fees in the future from these hotels.

2004 Aggregate Management, Franchise and Service Fees
Wyndham Palm Springs	$1,258,943
Wyndham St. Anthony	$1,054,598
The Harbor View Hotel-A Wyndham Luxury Resort	$465,621
Kelley House-A Wyndham Luxury Resort	$175,070

In 2000, we entered into a time share agreement with Tempus Resorts International, Ltd., an entity affiliated with the Apollo Investors. The time share operates under the name Wyndham Vacation Club. During 2004, we recognized fees in the aggregate amount of $782,000. We expect to recognize fees from this time share agreement in the future.

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

On April 15, 2005, the Company entered into a definitive recapitalization agreement with certain investors in our series B preferred stock that is expected to greatly simplify Wyndham’s capital structure and governance. In the recapitalization, the existing classification of our common stock will be eliminated, all outstanding shares of our series A and series B preferred stock (including accrued but unpaid dividends) will be converted into common stock and the existing common stockholders will continue to hold shares of our common stock. At the closing of the transaction, the holders of our series A and series B preferred stock will own approximately 85 percent of the outstanding common stock of the Company and the existing common stockholders will own approximately 15 percent of the outstanding common stock of the Company.

The recapitalization, which is structured as a merger of a subsidiary of the Company into the Company, is subject to customary closing conditions, including regulatory approvals and the approval of the holders of a majority of the voting power held by our stockholders and the holders of at least two-thirds of our series B preferred stock. The investors that are party to the recapitalization agreement have agreed to vote all of their shares of our stock, representing approximately 49 percent of the outstanding voting power of the Company and approximately 90 percent of the outstanding shares of our series B preferred stock, in favor of the transaction. It is expected that the size of our Board of Directors will be reduced from its present size of 19 members; however, it is anticipated that a majority of the existing members of our Board of Directors, including certain independent directors, will remain on the Board. The recapitalization agreement contains covenants of the Company and the investors that provide certain protections for our minority shareholders for a period of time following the closing of the recapitalization. The transaction is anticipated to be completed during the summer of 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In addition to performing the audit of the Company’s consolidated financial statements and internal control over financial reporting, PricewaterhouseCoopers LLP provided various other services for the Company during the last two years.

Audit Fees. PricewaterhouseCoopers LLP’s fees for its audit of our financial statements and, in 2004, internal control over financial reporting and its review of our quarterly financial statements were $3,222,789 and $1,690,276 for the years ended December 31, 2004 and 2003, respectively.

Audit-Related Fees. PricewaterhouseCoopers LLP’s fees for certain assurance and related services were $269,500 and $232,946 for the years ended December 31, 2004 and 2003, respectively. Such audit-related fees arose primarily from audits of our individual entities related to our divestitures and employee benefit plan audits.

Tax Fees. PricewaterhouseCoopers LLP’s fees for tax compliance, tax advice, tax planning and audit assistance were $112,050 and $418,631 for the years ended December 31, 2004 and 2003, respectively. The nature of the services comprising tax fees disclosed under this category include the compliance for subsidiaries formed in the United Kingdom, tax advice regarding potential transactions and advice related to Inland Revenue reviews of certain tax returns.

All Other Fees. PricewaterhouseCoopers LLP’s fees for professional fees related to strategic and economic advisory services were $666,029 for the year ended December 31, 2004 and for professional fees related to insurance reimbursement for the events of the September 11, 2001 were $49,754 for the year ended December 31, 2003.

One hundred percent of all audit, audit-related, tax and other services performed by PricewaterhouseCoopers LLP in 2004 were pre-approved by the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions. The audit committee has also determined that certain audit-related, tax and other services can be provided by the Company’s independent auditors without impairing the independence of the auditors and has adopted an Audit Committee Pre-Approval Policy to provide procedures for the pre-approval of such services by the committee. The policy provides, among other things, for the audit committee’s general pre-approval annually of audit services and certain audit-related, tax compliance and other services by the Company’s independent auditors, and all anticipated fees for such services outside the scope of the annual general pre-approval. The policy also requires that the audit committee specifically pre-approve any engagement of the independent auditors for which the anticipated fee is expected to exceed certain pre-established thresholds. The policy allows the audit committee to delegate to one or more of its members pre-approval authority.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) List of Exhibits filed with this Form 10-K/A

EXHIBIT INDEX

Exhibit Number	Description Of Exhibit
31.5*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM INTERNATIONAL, INC.

By:	/s/ FRED J. KLEISNER
Fred J. Kleisner Chairman of the Board, President and Chief Executive Officer

Dated: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities in which signed	Date
/s/ FRED J. KLEISNER Fred J. Kleisner	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 29, 2005

/s/ ELIZABETH SCHROEDER Elizabeth Schroeder	Executive Vice President and Chief Financial Officer (principal financial officer)	April 29, 2005

/s/ TIMOTHY L. FIELDING Timothy L. Fielding	Executive Vice President and Chief Accounting Officer (principal accounting officer)	April 29, 2005

/s/ KARIM ALIBHAI* Karim Alibhai	Director	April 29, 2005

/s/ MARC A. BEILINSON* Marc A. Beilinson	Director	April 29, 2005

Signature	Capacities in which signed	Date
/s/ LEON D. BLACK* Leon D. Black	Director	April 29, 2005

/s/ LEONARD BOXER* Leonard Boxer	Director	April 29, 2005

/s/ ADELA CEPEDA* Adela Cepeda	Director	April 29, 2005

/s/ MILTON FINE* Milton Fine	Director	April 29, 2005

/s/ LEE HILLMAN* Lee Hillman	Director	April 29, 2005

/s/ THOMAS H. LEE* Thomas H. Lee	Director	April 29, 2005

/s/ ALAN M. LEVENTHAL* Alan M. Leventhal	Director	April 29, 2005

/s/ WILLIAM MACK* William Mack	Director	April 29, 2005

/s/ LEE S. NEIBART* Lee S. Neibart	Director	April 29, 2005

/s/ MARC J. ROWAN* Marc J. Rowan	Director	April 29, 2005

Signature	Capacities in which signed	Date
/s/ ROLF E. RUHFUS* Rolf E. Ruhfus	Director	April 29, 2005

/s/ LAWRENCE J. RUISI* Lawrence J. Ruisi	Director	April 29, 2005

/s/ SCOTT A. SCHOEN* Scott A. Schoen	Director	April 29, 2005

/s/ SCOTT M. SPERLING* Scott M. Sperling	Director	April 29, 2005

/s/ LYNN C. SWANN* Lynn C. Swann	Director	April 29, 2005

/s/ SHERWOOD M. WEISER* Sherwood M. Weiser	Director	April 29, 2005

*	By Fred J. Kleisner, Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description Of Exhibit
31.5*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.