Form 10-Q
period 2005-03-31
WYNDHAM INTERNATIONAL INC
filed 2005-05-16
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on May 9, 2005, was 172,790,424.

WYNDHAM INTERNATIONAL, INC.

i

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,074	$24,338
Restricted cash	75,916	77,812
Accounts receivable, net of allowance for doubtful accounts of $4,079 in 2005 and $4,115 in 2004	73,881	70,129
Inventories	11,305	12,818
Prepaid expenses and other assets	10,203	10,389
Assets held for sale, net of accumulated depreciation of $20,540 in 2005 and $178,085 in 2004	26,791	361,504

Total current assets	230,170	556,990

Investment in real estate and related improvements, net of accumulated depreciation of $601,867 in 2005 and $576,686 in 2004	2,020,861	2,032,965
Investment in unconsolidated subsidiaries	52,136	51,149
Notes and other receivables	19,851	23,686
Management contract costs, net of accumulated amortization $7,382 in 2005 and $7,128 in 2004	4,567	4,826
Leasehold costs, net of accumulated amortization of $290 in 2005 and $186 in 2004	6,402	6,537
Trade names, net of accumulated amortization of $44,436 in 2005 and $42,739 in 2004	81,916	83,612
Deferred costs	2,103	4,335
Deferred expenses, net of accumulated amortization of $64,801 in 2005 and $62,123 in 2004	18,012	21,803
Other assets	4,250	4,586

Total assets	$2,440,268	$2,790,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,077	$17,891
Accrued payroll costs	38,015	49,138
Dividends payable	109,628	102,322
Accrued insurance and property taxes	41,298	41,884
Other accrued expenses	99,750	94,494
Advance deposits	32,110	36,637
Borrowings associated with assets held for sale	—	114,251
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	562,349	685,145

Total current liabilities	900,227	1,141,762

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	1,277,805	1,398,090
Derivative financial instruments	342	8,637
Income taxes payable	33,389	33,107
Deferred income	9,979	9,446
Minority interest in the Operating Partnerships	20,559	20,559
Minority interest in other consolidated subsidiaries	59,360	63,001
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 16,181,122 in 2005 and 15,812,279 in 2004	162	158
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 172,060,224 in 2005 and 171,386,918 in 2004	1,721	1,714
Additional paid in capital	4,335,691	4,298,445
Receivables from shareholders	(6,855)	(6,855)
Accumulated other comprehensive income	(197)	(5,560)
Accumulated deficit	(4,191,915)	(4,172,015)

Total shareholders’ equity	138,607	115,887

Total liabilities and shareholders’ equity	$2,440,268	$2,790,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Room revenues	$147,595	$139,831
Food and beverage revenues	83,773	84,693
Other hotel revenues	45,099	44,898

Total hotel revenues	276,467	269,422
Management fee and service fee income	5,369	4,717
Interest and other income	785	516

Total revenues	282,621	274,655

Expenses:
Room expenses	32,303	30,986
Food and beverage expenses	52,701	53,358
Other hotel expenses	101,139	99,636

Total hotel expenses	186,143	183,980
General and administrative	15,461	14,243
Interest expense	46,244	50,114
(Gain) loss on derivative financial instruments	(191)	4,336
Depreciation and amortization	27,530	31,661

Total expenses	275,187	284,334

Operating income (loss) from continuing operations	7,434	(9,679)
Equity in earnings of unconsolidated subsidiaries	373	791

Income (loss) from continuing operations before income taxes and minority interests	7,807	(8,888)
Income tax provision	(1,738)	(5,617)

Income (loss) from continuing operations before minority interests	6,069	(14,505)
Minority interest in consolidated subsidiaries	(6,117)	(7,497)

Loss from continuing operations	(48)	(22,002)
Discontinued operations:
Income (loss) from operations of discontinued hotels	2,050	(4,452)
Impairment loss	—	(1,963)
Gain (loss) on sale of assets	22,288	(1,018)

Income (loss) from discontinued operations before income taxes	24,338	(7,433)
Income tax provision from discontinued operations	—	—

Income (loss) from discontinued operations	24,338	(7,433)

Net income (loss)	$24,290	$(29,435)

Net income (loss) attributable to common shareholders:
Net income (loss)	$24,290	$(29,435)
Preferred stock dividends	(44,190)	(40,814)

Net loss attributable to common shareholders	$(19,900)	$(70,249)

Basic and diluted income (loss) per common share:
Loss from continuing operations, net of taxes	$(0.26)	$(0.37)
Income (loss) from discontinued operations, net of taxes	0.14	(0.05)

Net loss per common share	$(0.12)	$(0.42)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$24,290	$(29,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,530	48,222
Amortization of unearned stock compensation	436	774
Amortization of deferred loan costs	4,656	7,837
Net (gain) loss on sale of assets	(22,288)	1,018
Gain on derivative financial instruments	(4,899)	(8,032)
Impairment loss on assets	—	1,963
Write-off of intangible assets	439	10
Write-off of deferred costs	3,529	1,050
Provision for bad debt expense	233	172
Equity in earnings of unconsolidated subsidiaries	(373)	(791)
Minority interest in consolidated subsidiaries	6,223	7,608
Deferred income taxes and reserve items	282	3,542
Changes in assets and liabilities:
Accounts receivable and other assets	(2,819)	(20,604)
Inventory	1,513	911
Deferred income	36	(152)
Accounts payable and other accrued expenses	(20,461)	(1,361)

Net cash provided by operating activities	18,327	12,732

Cash flows from investing activities:
Improvements and additions to hotel properties	(22,434)	(10,729)
Proceeds from sale of assets	368,647	154,322
Changes in restricted cash accounts	1,897	26,419
Collection on other notes receivable	5,921	540
Advances on other notes receivable	(3)	(33)
Deferred costs	(950)	(404)
Investment in unconsolidated subsidiaries	(934)	—
Other	(75)	(8)

Net cash provided by investing activities	352,069	170,107

Cash flows from financing activities:
Borrowings under credit facility and mortgage notes	32,000	10,000
Repayments of borrowings under credit facility and mortgage notes	(389,332)	(151,590)
Payment of deferred loan costs	—	(70)
Distributions made to minority interest in consolidated subsidiaries	(5,600)	(6,172)
Other	6	9

Net cash used in financing activities	(362,926)	(147,823)

Effect of exchange rate changes on cash and cash equivalents	266	277

Net increase in cash and cash equivalents	7,736	35,293
Cash and cash equivalents at beginning of period	24,338	62,441

Cash and cash equivalents at end of period	$32,074	$97,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

(unaudited)

1.	Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “we,” “us,” “Wyndham” or the “Company”) is a fully integrated hotel enterprise that operates primarily in the upper upscale and luxury segments. As of March 31, 2005, we owned interests in 31 hotels with approximately 12,100 guestrooms and leased 5 hotels from third parties with approximately 1,000 guestrooms. In addition, we managed 38 hotels for third party owners with approximately 10,500 guestrooms, franchised 68 hotels with approximately 14,600 guestrooms and had a strategic alliance with a third party for eight hotels with approximately 2,400 guestrooms.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation—The consolidated financial statements include the accounts of Wyndham, our wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which we own a controlling interest, after the elimination of all significant intercompany accounts and transactions.

Partnerships, Corporations and Limited Liability Companies—In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”) which requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted FIN 46R as of January 1, 2004.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Stock Compensation

We account for our stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and we intend to continue to do so until we are required to expense stock-based employee compensation in compliance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Pursuant to a rule issued by the Securities and Exchange Commission (the “SEC”) on April 14, 2005 amending the compliance dates for SFAS 123R, we will be required to adopt SFAS 123R beginning January 1, 2006. At March 31, 2005, no stock-based employee compensation cost has been charged to earnings for options, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for our stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, “Accounting for Stock-Based Compensation”, our net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common shareholders, as reported	$(19,900)	$(70,249)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78)	(110)

Pro forma net loss attributable to common shareholders	$(19,978)	$(70,359)

Earnings per share:
Basic and diluted loss per common share—as reported	$(0.12)	$(0.42)
Basic and diluted loss per common share—pro forma	$(0.12)	$(0.42)

Intangibles

Our intangible assets are as follows:

	As of March 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Management contract costs	$11,949	$(7,382)	$11,954	$(7,128)
Leasehold costs	6,692	(290)	6,723	(186)
Trade name costs	121,852	(44,436)	121,851	(42,739)

Total amortized intangible assets	$140,493	$(52,108)	$140,528	$(50,053)

Unamortized intangible assets
Goodwill	$391		$391
Trademark	4,500		4,500

Total unamortized intangible assets	$4,891		$4,891

The aggregate amortization expense for the three-month periods ended March 31, 2005 and 2004 was $2,973 and $3,281, respectively.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

The estimated amortization expense for the next five years is as follows:

Remainder of 2005	$6,731
2006	$8,884
2007	$8,252
2008	$8,184
2009	$7,981

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

Recent Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that a mandatorily redeemable minority interest within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $12,201 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $5,255.

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting permitted under APB 25, and requires companies to expense the fair value of employee stock options and similar share-based payment awards. Under SFAS 123R, share-based payment awards are expensed based on the fair value of the awards on their grant dates and the estimated number of awards that are expected to vest. The fair values of the share-based payment awards are estimated using an option-pricing model that appropriately reflects a company’s specific circumstances and the economics of the company’s share-based payment transactions.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Compensation expense for share-based payment awards, along with the related tax effects, is recognized as the awards vest. SFAS 123R also requires the tax benefit associated with these share-based payment awards be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. Pursuant to a rule issued by the SEC on April 14, 2005 amending the compliance dates for SFAS 123R, we will be required to adopt SFAS 123R beginning January 1, 2006. The provisions of SFAS 123R apply to all outstanding and unvested share-based payment awards at the company’s adoption date. SFAS 123R offers alternative transition methods of adopting this final rule. At the present time, we have not determined which alternative method we will use.

Reclassification—Certain prior period balances have been reclassified to conform to the current period presentation with no effect on previously reported amounts of income or accumulated deficits.

3.	Disposition of Assets

During the three months ended March 31, 2005, we sold our investments in 23 hotels to a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings and two additional hotel properties in separate transactions. We received net cash proceeds of approximately $229,664, after the repayment of mortgage debt of $138,983. We recorded a net gain of $21,979 as a result of these asset sales. Also, we used $209,972 of the net cash proceeds to pay down a portion of the current portion of our senior credit facility and term loans and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities. We have three assets we expect to sell by the end of the third quarter of 2005.

4.	Investment in Wyndham Anatole

We adopted FIN 46R as of January 1, 2004. Pursuant to the adoption of FIN 46R, we evaluated our joint ventures, management and franchise contracts to determine whether any agreements qualify as VIEs and whether, as such, we meet the criteria of a primary beneficiary. We identified the Wyndham Anatole management contract as one of our VIE’s and Wyndham was identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract has the following provisions:

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

The Wyndham Anatole management contract met the FIN 46R criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21,000 and is backed by a letter of credit. This $21,000 letter of credit triggers consolidation due to Wyndham being exposed to the majority of the risks of loss. As of March 31, 2005, $4,667 had been drawn against this letter of credit. Even though our risk of loss is limited solely to the $21,000, our projections indicate that there is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and, therefore, the owner has no risk of loss.

We consolidated the Wyndham Anatole as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and March 31, 2004. This consolidation results in an increase of $307,164 and $310,172 in consolidated Wyndham assets at March 31, 2005 and December 31, 2004, respectively. Our balance sheet also reflects the Wyndham Anatole mortgage debt of $167,784 and $168,891 at March 31, 2005 and December 31, 2004, respectively, even though we are not a party to nor guarantor of this debt. Our net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

Condensed financial information of the Wyndham Anatole is set forth below:

Condensed Balance Sheet

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$2,382	$1,141
Restricted cash	2,545	4,785
Accounts receivable, net of allowance for doubtful accounts of $396 in 2005 and $368 in 2004	8,973	8,952
Investment in real estate and related improvements, net of accumulated depreciation of $35,385 in 2005 and $32,354 in 2004	291,636	293,745
Other assets	1,628	1,549

Total assets	$307,164	$310,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$1,899	$2,198
Accrued payroll costs	2,471	3,164
Accrued insurance and property taxes	800	3,086
Other liabilities	2,707	3,344
Advance deposits	1,856	1,672
Intercompany items with Wyndham	87,743	88,852
Mortgage debt and capital lease obligations	167,784	168,891
Minority interest	41,904	38,965
Wyndham equity	—	—

Total liabilities and shareholders’ equity	$307,164	$310,172

Condensed Statement of Operations:

	Three Months Ended March 31,
	2005	2004
Revenues:
Room revenues	$12,764	$13,419
Food and beverage revenues	16,357	17,225
Other hotel revenues	1,618	1,679

Total revenues	30,739	32,323

Expenses:
Room expenses	2,976	3,079
Food and beverage expenses	8,345	8,756
Other hotel expenses	7,906	8,303

Total hotel expenses	19,227	20,138
Interest expense	3,150	3,195
Depreciation and amortization	3,031	2,223

Total expenses	25,408	25,556

Income before intercompany items and minority interest	5,331	6,767
Intercompany items with Wyndham	677	729
Minority interest	(6,008)	(7,496)

Net income attributable to Wyndham equity	$—	$—

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

5.	Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

On May 10, 2005, we completed the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt. We entered into a $1,650,000 refinancing, extending our corporate debt maturities to 2011. This represents approximately 90 percent of our outstanding debt. Additionally, the debt pre-funds $100,000 in capital to be invested into our owned and leased properties.

As a result of existing financing agreements, the separate assets and liabilities of the special purpose entities which own directly or indirectly the Wyndham Baltimore, Wyndham Boston, Wyndham El San Juan Hotel and Casino, Wyndham Bel Age, Wyndham San Diego, Wyndham Philadelphia, Wyndham Buttes Resort, Wyndham Burlington, Wyndham Northwest Chicago and Wyndham El Conquistador Resort and Country Club properties are not available to pay the debts of consolidated Wyndham and do not constitute obligations of consolidated Wyndham. However, amounts permitted to be distributed by such special purpose entities to consolidated Wyndham are available to consolidated Wyndham in accordance with such existing financing agreements.

Outstanding borrowings as of March 31, 2005 and December 31, 2004 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	March 31, 2005	December 31, 2004	Amortization	Interest Rate(1)	Maturity
Revolving credit facility III	$—	$—	None	LIBOR + 4.75%	April 1, 2006(2)
Revolving credit facility IV	23,060	68,589	None	LIBOR + 5.75%	April 1, 2006(2)
Term loans I	744,119	870,794	(3)	LIBOR + 5.75%(4)	June 30, 2006
Term loans II	243,248	284,196	(5)	LIBOR + 5.75%	April 1, 2006
Lehman Brothers Holdings Inc. II	127,379	128,015	(6)	LIBOR + 1.8%	August 10, 2005
Lehman Brothers Holdings Inc. III	—	10,735	(7)	8.0%(7)	September 10, 2005
Lehman Brothers Holdings Inc. IV	168,644	266,094	(8)	7.86%(8)	July 8, 2005
Lehman Brothers Holdings Inc. (Condado)	92,317	92,740	(9)	LIBOR + 4.25%(9)	November 9, 2005
CSFB Pool	9,718	28,040	None	LIBOR + 1.2%	July 9, 2006(10)
Other mortgage notes payable(11)	223,934	238,926	Various	(12)	(12)
Unsecured financing	1,510	1,510	None	10.5%	May 15, 2006
Capital lease obligations	38,441	38,956
Capital lease obligations (Wyndham Anatole)	567	621
Cigna Insurance (Wyndham Anatole)	167,217	168,270	(13)	7.48%	August 1, 2011

	$1,840,154	$2,197,486
Less current portion:
Mortgage debt-assets held for sale	—	(114,251)
Current portion of borrowings	(562,349)	(685,145)

Long term debt	$1,277,805	$1,398,090

As a result of the refinancing on May 10, 2005, $293,201 of the current portion of borrowings of $562,349 has been extended to 2011.

(1)	The weighted average interest rate was 7.39% and 7.04% as of March 31, 2005 and December 31, 2004, respectively.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

(2)	We entered into amendments and restatements of our senior credit facilities. The consenting lenders’ maturity dates for the revolving credit facility and the term loans II were extended to April 1, 2006.

(3)	A principal payment of $5,000 is to be paid each six months until the final payment of principal, which is due on June 30, 2006.

(4)	1% of the interest rate spread is paid-in-kind and is payable at maturity.

(5)	A principal payment of 0.5% of the outstanding principal balance is to be paid each six months until the final payment of the principal, which is due on April 1, 2006.

(6)	The loan is collateralized by three hotel properties with a net book value of $186,369 as of March 31, 2005. We must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that we can elect to extend the term of the loan for one additional twelve-month period, provided that there is not a default under the loan and other minor conditions are met which are within our control.

(7)	The hotel properties were sold on March 24, 2005 and the mortgage debt was paid in full.

(8)	The loan is collateralized by six hotel properties with a net book value of $286,800 as of March 31, 2005. We must make scheduled amortization payments as set forth in the loan agreement. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. As of March 31, 2005, the spread is 4.99% and LIBOR is 2.87%, which results in a current interest rate of 7.86%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.

(9)	The loan is collateralized by one hotel property with a net book value of $95,909 as of March 31, 2005. The interest rate has a 2% LIBOR floor. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control.

(10)	The loan is collateralized by one hotel property with a net book value of $35,174 as of March 31, 2005. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other minor conditions are met which are within our control.

(11)	The loans are collateralized by five hotel properties and a parcel of land with a net book value of $507,857 as of March 31, 2005.

(12)	Interest rates range from fixed rates of 9.08% to 9.11% and variable rates of LIBOR plus 1.5% to LIBOR plus 4.5%. The mortgages have a weighted average interest rate as of March 31, 2005 of 6.27%. Maturity dates range from 2005 through 2016.

(13)	The loan is collateralized by the Anatole hotel with a net book value of $291,636 as of March 31, 2005. We are not party to nor guarantor of this loan. (See note 4 to the Condensed Consolidated Financial Statements).

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at March 31, 2005 are as follows:

Year	Amount
Remainder of 2005	$560,186	(1)
2006	1,048,057	(2)
2007	8,615
2008	8,060
2009	6,965
2010 and thereafter	208,271

	$1,840,154	(3)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

(1)	As a result of the refinancing on May 10, 2005, $293,201 of the $560,186 that matures during the remainder of 2005 has been extended to 2011. In addition, we can elect to extend $260,961 for three additional twelve-month periods provided there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent $6,024 related to normal principal amortization.

(2)	The refinancing on May 10, 2005 also extended $1,039,652 of the $1,048,057 of debt maturing in 2006 to 2011.

(3)	The Wyndham Anatole debt and capital lease obligations of $167,784 is included, however, we are not a party to nor guarantor of this debt (see note 4 to the Condensed Consolidated Financial Statements).

6.	Derivatives:

We manage our debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts we would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At March 31, 2005, the estimated fair value of the interest rate hedges represented a liability of $342. We have no embedded derivatives under SFAS 133, as amended, at March 31, 2005.

The following table represents the derivatives in place as of March 31, 2005:

	Notional Amount	Maturity Date	Swap Rate		Cap Rate	Floor Rate	Trigger Level	Fair Value
Type of Hedge:
Interest Rate Cap (2)	$268,344	7/9/05	n/a		4.25%	n/a	n/a	$—
Interest Rate Cap (2)	146,369	7/9/05	n/a		4.25%	n/a	n/a	—
Interest Rate Cap (1)	104,760	7/1/05	n/a		9.75%	n/a	n/a	—
Interest Rate Cap (1)	172,147	8/10/05	n/a		7.25%	n/a	n/a	—
Interest Rate Cap (2)	19,304	9/10/05	n/a		7.00%	n/a	n/a	—
Interest Rate Cap (2)	12,548	9/10/05	n/a		7.00%	n/a	n/a	—
Interest Rate Cap (2)	6,756	9/10/05	n/a		7.00%	n/a	n/a	—
Interest Rate Cap (1)	92,317	11/15/05	n/a		5.75%	n/a	n/a	—
Interest Rate Cap (2)	13,300	9/2/06	n/a		7.00%	n/a	n/a	—
Interest Rate Cap (2)	12,000	9/2/06	n/a		7.00%	n/a	n/a	—
Interest Rate Cap (2)	5,800	9/2/06	n/a		7.00%	n/a	n/a	—
Interest Rate Cap (2)	3,900	9/2/06	n/a		7.00%	n/a	n/a	—

	$857,545							$—

Interest Rate Swap (2)	$28,358	9/30/05	4.62%		n/a	n/a	n/a	$52
Interest Rate Swap (2)	27,885	12/30/05	7.00%		n/a	n/a	5.61%	(2)
Interest Rate Swap (2)	42,563	8/1/05	4.36	%-5.25%	7.85%	n/a	5.75%	(392)

	$98,806							$(342)

Total Caps and Swaps	$956,351							$(342)

(1)	Effective derivatives.

(2)	Ineffective derivatives.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

For the three months ended March 31, 2005, we recorded a gain of $8,207 for the change in the value of the ineffective interest rate hedge contracts through earnings, and a credit of $76 (net of taxes of $0) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended March 31, 2005, we recorded amortization of $594 (net of taxes of $0) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, we paid $4,708 in settlement payments for the ineffective hedges and recorded a charge to earnings of $2,714 to write-off expired derivative instruments during the three months ended March 31, 2005. The charge to earnings for the write-off of expired derivative instruments resulted from transition adjustments recorded upon adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001.

For the three months ended March 31, 2004, we recorded a gain of $9,516 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings, and a charge of $149 (net of taxes of $99) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended March 31, 2004, we recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, we paid $12,368 in settlement payments for the ineffective hedges during the three months ended March 31, 2004.

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

We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

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

SFAS 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the three-month periods ended March 31, 2005 and 2004 is calculated as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$24,290	$(29,435)
Change in unrealized gain on securities held for sale	(129)	25
Change in unrealized foreign translation loss	74	267
Change in unrealized loss on derivative instruments	5,418	742

Total comprehensive income	$29,653	$(28,401)

8.	Computation of Earnings Per Share:

Basic and diluted loss per share have been computed as follows:

	Three Months Ended March 31,
	2005(1)	2004(1)
Loss from continuing operations	$(48)	$(22,002)
Income (loss) from discontinued operations	24,338	(7,433)
Preferred stock dividends	(44,190)	(40,814)

Net loss attributable to common shareholders	$(19,900)	$(70,249)

Weighted average number of shares outstanding	172,003	168,255

Income (loss) per common share:
Loss from continuing operations	$(0.26)	$(0.37)
Income (loss) from discontinued operations	0.14	(0.05)

Net loss per common share	$(0.12)	$(0.42)

(1)	For the three months ended March 31, 2005, the dilutive effect of unvested stock grants of 6,086, options to purchase 8,256 shares of common stock at prices ranging from $0.20 to $30.40 and 188,372 shares of preferred stock on an as converted basis were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended March 31, 2004, the dilutive effect of unvested stock grants of 12,976, options to purchase 10,460 shares of common stock at prices ranging from $0.20 to $30.40 and 171,806 shares of preferred stock on an as converted basis were not included in the computation of diluted earnings per share because they are anti-dilutive.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

9.	Commitments and Contingencies:

Employee Separation Agreements

During 2004, we implemented organizational changes to better align our costs with our revenue structure upon the completion of our plan to sell our non-strategic assets. These organizational changes included a reduction in our workforce. We entered into separation agreements with certain employees which require them to render services until their termination date in order to receive termination benefits. The liability related to these termination benefits is being recognized ratably over the employees’ service periods in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We estimate that approximately $4,000 will be paid in the remainder of 2005 related to these separation agreements, of which $3,408 is included in accrued payroll costs in the consolidated balance sheet as of March 31, 2005, with the remainder to be expensed ratably over the remaining 2005 service period.

Contingencies

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging discovery. The Court has not yet certified a class. On or about February 28, 2005, the parties entered into a stipulation of settlement. Pursuant to the stipulation of settlement, we shall issue 11,000 shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1,000 to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time. Furthermore, we have agreed to allow the settlement class to participate in a rights offering. The parties currently are negotiating the terms of the rights offering. The stipulation of settlement is subject to Court approval. As of March 31, 2005, we have recorded a reserve of $11,200 to cover the cost of the settlement.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, plaintiffs filed an amended complaint. The Court has not yet certified a class. On or about September 30, 2004, the parties entered into a stipulation of settlement with class counsel to settle the litigation. The stipulation of settlement is subject to Court approval. Pursuant to the stipulation of settlement, we shall pay $2,500 in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2,500 on or before the second anniversary of the final Court approval. As of March 31, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

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

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10,000. We have answered this complaint, but little formal discovery has been taken and the Court has not yet certified a class. We have tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, we would (i) provide a coupon for discounts at our properties to affected class members, (ii) make a

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

$50 charitable donation, (iii) pay attorneys’ fees in an amount up to $240, and (iv) agree to make changes in our disclosures regarding resort fees. The Court has not yet held a hearing on the joint motion to preliminarily approve the settlement and certify a settlement class. As of March 31, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

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

10.	Dividends

We do not anticipate paying a dividend to the common shareholders and we are prohibited under the terms of the senior credit facility and increasing rate loans facility from paying dividends on the class A common stock. Also, we are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying the cash portion of any dividends on the preferred stock. However, the holders of the preferred stock are entitled to receive on a quarterly basis a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. In addition, according to the terms of the series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends shall accrue at a rate per annum equal to 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until such time as all cash dividends in arrears have been paid in full. Such additional dividends shall be cumulative and payable in additional shares of preferred stock.

During the three months ended March 31, 2005, we issued preferred stock dividends of approximately 289,550 shares of series A and series B preferred stock with a stated value of $28,955. We deferred payment of the cash portion of the dividends of approximately $7,306. In addition, we issued an additional stock dividend of 79,292 shares of series A and series B preferred stock with a stated value of $7,929 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2005.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

As of March 31, 2005, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $109,628 and are included in dividends payable in the accompanying condensed consolidated balance sheet.

11.	Discontinued Operations:

The Company accounts for certain revenues and expenses as originating from discontinued operations pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that sales of long-lived assets, or the identification of assets as held for sale, be treated as discontinued operations. Any gain or loss from the disposition, and any income or expenses associated with assets held for sale, are included in the accompanying condensed consolidated statements of operations as discontinued operations.

The financial results for the assets we classified as held for sale are reflected as discontinued operations in the accompanying condensed consolidated financial statements. The operating results of discontinued operations were as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Hotel revenues	$54,230	$129,659
Hotel expenses	(48,510)	(110,384)
Interest expense	(3,748)	(7,022)
Depreciation and amortization(1)	—	(16,561)
Gain (loss) on sale of assets	22,288	(1,018)
Impairment loss	—	(1,963)
Other income (expense)	78	(144)

Income (loss) from discontinued operations	$24,338	$(7,433)

(1)	In accordance with SFAS 144, we cease depreciation on properties after they have been identified as held for sale. The depreciation expense reflected above for the three months ended March 31, 2004 was recorded before the assets were identified as held for sale.

12.	Segment Reporting:

Our reportable segments are currently: (1) hotels and resorts and (2) other. On March 24, 2005, we completed the sale of 23 hotels. This sale constituted the disposition of all but three of our hotels in the non-proprietary branded segment. With this sale, all our hotels and resorts including the Golden Door Spa have been combined into one reportable segment. The 2004 segment data has been restated to reflect the change to the reportable segments.

The hotels and resorts segment is comprised primarily of Wyndham branded properties: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. Wyndham Hotels & Resorts® are upper upscale, full-service hotel properties that contain an average of 300 hotel rooms, generally between 15,000 and 315,000 square feet of meeting space and a full range of guest services and amenities for business and leisure travelers, as well as conferences and conventions. The hotels are located primarily in the central business districts and dominant suburbs of major metropolitan markets and are targeted to business groups, meetings, and individual business and leisure travelers. These hotels offer elegantly appointed facilities and high levels of guest service. Wyndham Luxury Resorts® are five-star hotel properties that are

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

distinguished by their focus on incorporating the local environment into every aspect of the property, from decor to cuisine to recreation. The luxury collection includes the Golden Door Spa, one of the world’s preeminent spas. Wyndham Garden Hotels® are full-service properties, which serve individual business travelers and are located principally near major airports and suburban business districts. Amenities and services generally include a three-meal restaurant, signature Wyndham Garden Hotels® libraries, and laundry and room service. Summerfield Suites by Wyndham™ offers guests the highest quality lodging in the upper upscale all-suites segment. Each suite has a fully equipped kitchen, a spacious living room and a private bedroom. Many suites feature two-bedroom, two-bath units. The hotels also have a swimming pool, exercise room and other amenities to serve business and leisure travelers.

Other includes management fee and service fee income and interest and other income, general and administrative costs, interest expense and other charges. General and administrative costs and interest expense are not allocated to each reportable segment; therefore, they are reported in the aggregate within the other segment.

The following table presents the financial information for our reportable segments:

	Three Months Ended March 31, 2005
	Hotels and Resorts	Other	Total
Revenues	$276,467	$6,154	$282,621
Operating income (loss)	67,945	(60,511)	7,434

	Three Months Ended March 31, 2004
	Hotels and Resorts	Other	Total
Revenues	$269,422	$5,233	$274,655
Operating income (loss)	58,405	(68,084)	(9,679)

The following table represents revenue information by geographic area for the three-month periods ended March 31, 2005 and 2004. Revenues are attributed to the United States and its territories and International based on the location of hotel properties.

	Three Months Ended March 31, 2005
	United States	International	Total
Revenues	$268,828	$13,793	$282,621

	Three Months Ended March 31, 2004
	United States	International	Total
Revenues	$262,533	$12,122	$274,655

13.	Supplemental Cash Flow Disclosure:

During the three months ended March 31, 2005 and 2004, we issued stock dividends of 289,550 shares and 262,958 share of series A and series B preferred stock with a stated value of $28,955 and $26,296, respectively. We deferred payment of the cash portion of the dividend of approximately $7,306 in each of the three-month periods ended March 31, 2005 and 2004. We also issued additional stock dividends during the three months ended March 31, 2005 and 2004 of 79,292 shares and 72,115 shares of series A and series B preferred stock with a stated value of $7,929 and $7,212, respectively, in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2005 and 2004.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts)

(unaudited)

We recorded a decrease of $76 (net of taxes of $0) and an increase of $149 (net of taxes of $99) to other comprehensive income during the three months ended March 31, 2005 and 2004, respectively, for the change in the fair value of the effective derivatives. Also, in the three months ended March 31, 2005 and 2004, we recorded amortization of $594 (net of taxes of $0) and $890 (net of taxes of $594), respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. We recorded a charge to earnings of $2,715 to write off expired derivatives the three months ended March 31, 2005. The charge to earnings for the write off of expired derivative instruments resulted from transition adjustments recorded upon adoption of SFAS 133, as amended, on January 1, 2001. In addition, we paid $4,708 and $12,368 in settlement payments for the ineffective hedges during the three months ended March 31, 2005 and 2004, respectively.

14.	Subsequent Events:

In May 2005, certain tax concession agreements related to the operation of two hotels in Puerto Rico, which previously expired on December 31, 2003 and January 1, 2004, were renewed and extended for a period of ten years retroactively from the date of expiration. These concession agreements provide for the reduction of certain taxes, including income, excise, property, and volume of business taxes by as much as 90%. A tax concession agreement related to a third property in Puerto Rico is set to expire on December 31, 2005. We intend to file for renewal and extension of this agreement.

On May 10, 2005, we completed the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt. We entered into a $1,650,000 refinancing, extending our corporate debt maturities to 2011. This represents approximately 90 percent of our outstanding debt. Additionally, the debt pre-funds $100,000 in capital to be invested into our owned and leased properties.

On April 15, 2005, the Company entered into a definitive recapitalization agreement with certain investors in our series B preferred stock that is expected to greatly simplify our capital structure and governance. In the recapitalization, the existing classification of our common stock will be eliminated, all outstanding shares of our series A and series B preferred stock (including accrued but unpaid dividends) will be converted into common stock and the existing common stockholders will continue to hold shares of our common stock. At the closing of the transaction, the holders of our series A and series B preferred stock will own approximately 85 percent of the outstanding common stock of the Company and the existing common stockholders will own approximately 15 percent of the outstanding common stock of the Company.

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

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” in our 2004 Annual Report on Form 10-K, as amended, as well as the following:

•	the impact of general economic conditions in the United States;

•	industry conditions, including competition;

•	business strategies and intended results;

•	our ability to effect sales of our assets on terms and conditions favorable to us;

•	our ability to integrate acquisitions into our operations and management;

•	our ability to integrate management and franchise relationships;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	travelers’ fears of exposure to contagious diseases;

•	our ability to remediate the material weakness in internal controls related to our income tax accounts;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	access to capital markets.

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

Results of operations:

General

As of March 31, 2005, we owned and leased 36 hotels with approximately 13,000 guestrooms as compared to 91 owned and leased hotels with approximately 26,300 guestrooms at March 31, 2004. This decrease was a result of hotels sold and leases terminated during that twelve-month period. As of March 31, 2005, we managed 38 hotels and franchised 68 hotels as compared to 26 managed hotels and 53 franchised hotels at March 31, 2004. The increase in managed hotels was primarily attributable to conversions of sold hotels to managed properties under new agreements during the twelve months ended March 31, 2005. The increase in franchised hotels was primarily the result of the conversions to franchises due to the termination of leases on six Summerfield Suites by Wyndham™ properties in April 2004 and the sale of six Summerfield Suites by Wyndham™ properties in

December 2004. Also, the sale on March 24, 2005 of a portfolio of 23 hotel properties resulted in the addition of new franchises for the 15 Wyndham branded hotel properties included in the transaction. In addition, as of March 31, 2005, we had a strategic alliance with a third party for eight hotels with approximately 2,400 guestrooms, compared with seven hotels included in the alliance with approximately 2,300 guestrooms at March 31, 2004.

At March 31, 2005, we had approximately $26.8 million of assets classified as held for sale. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

On May 10, 2005, we completed the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt. We entered into a $1.65 billion refinancing, extending our corporate debt maturities to 2011. This represents approximately 90 percent of our outstanding debt. Additionally, the debt pre-funds $100 million in capital to be invested into our owned and leased properties.

As a result of the refinancing on May 10, 2005, $293.2 million of the $560.2 million that matures during the remainder of 2005 has been extended to 2011. In addition, we can elect to extend $261 million for three additional twelve-month periods provided there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent $6 million related to normal principal amortization.

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

We adopted Interpretation 46(R) (“FIN 46R”) as of January 1, 2004. Pursuant to the adoption of FIN 46R, we evaluated our joint ventures, management and franchise contracts to determine whether any agreements qualify as a variable interest entity (“VIE”) and whether, as such, we meet the criteria of a primary beneficiary. We identified the Wyndham Anatole management contract as a VIE where we were identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract met the FIN 46R criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to us being exposed to the majority of the risks of loss. As of March 31, 2005, $4.7 million had been drawn against this letter of credit. Even though our risk of loss is limited solely to the $21 million, our projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss. The consolidation results in an increase of $307.2 million and $310.2 million in our consolidated assets at March 31, 2005 and December 31, 2004, respectively. Our balance sheets at March 31, 2005 and December 31, 2004 also reflect the Wyndham Anatole mortgage debt and capital lease obligations of $167.8 million and $168.9 million, respectively, even though we are not a party to nor guarantor of this debt. Our net income does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

On December 22, 2004, we formed a joint venture with Lehman Brothers Real Estate Partners (“LBREP”) to expand and develop Summerfield Suites by Wyndham™, Wyndham’s upscale, extended-stay brand. The transaction included the sale of six Summerfield Suites by Wyndham™ and the sale of an equity interest in the entity that owns our Summerfield brand to LBREP. Under the terms of the joint venture agreement with LBREP, we initially hold a 66.67% ownership interest in the joint venture, however, we have 50% voting rights. In addition, LBREP has a priority return. Therefore, in accordance with FIN 46R, our joint venture with LBREP is consolidated in our financial statements at March 31, 2005 and December 31, 2004.

Results of Operations: Three months ended March 31, 2005 compared with the three months ended March 31, 2004

Our room revenues were $147.6 million and $139.8 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of our room revenues during the three months ended March 31, 2005 and 2004 was $12.8 million and $13.4 million, respectively. Excluding the Wyndham Anatole, our room revenues increased by approximately $8.4 million. Occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, increased by 0.7%, 5.9% and 6.8%, respectively, for the three months ended March 31, 2005 as compared to the same period in 2004. The increases in occupancy, ADR and RevPAR can be attributed to continued growth in the lodging industry resulting in increases in the leisure, corporate group and commercial retail segments of our business.

Our food and beverage revenues were $83.8 million and $84.7 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of our food and beverage revenues during the three months ended March 31, 2005 and 2004 was approximately $16.4 million and $17.2 million, respectively. Excluding the Wyndham Anatole, our food and beverage revenues were flat for the three months ended March 31, 2005 as compared to the same period in 2004.

Our other hotel revenues were $45.1 million and $44.9 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of our other revenues during the three months ended March 31, 2005 and 2004 was approximately $1.6 million and $1.7 million, respectively. Excluding the Wyndham Anatole, our other revenues increased approximately $300,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The increase is primarily attributable to an increase in other minor operating revenues, partially offset by a decrease in communication revenues.

Our room expenses were $32.3 million and $31 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of our room expenses during the three months ended March 31, 2005 and 2004 was approximately $3 million and $3.1 million, respectively. Excluding the Wyndham Anatole, our room expenses increased approximately $1.4 million for the three months ended March 31, 2005 as compared to the same period in 2004. The overall increase in our room expenses is primarily attributable increases in labor costs and sales commissions associated with the 0.7% increase in occupancy.

Our food and beverage expenses were $52.7 million and $53.4 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of our food and beverage expenses during the three months ended March 31, 2005 and 2004 was approximately $8.3 million and $8.8 million, respectively. Excluding the Wyndham Anatole, our food and beverage expenses were flat for the three months ended March 31, 2005 as compared to the same period in 2004.

Our other hotel expenses were $101.1 million and $99.6 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of other expenses during the three months ended March 31, 2005 and 2004 was approximately $7.9 million and $8.3 million, respectively. Excluding the Wyndham Anatole, our other expenses increased approximately $1.9 million for the three months ended March 31, 2005 as compared to the same period in 2004. The increase is attributable to higher utility costs and increases in other minor operating expenses.

Our management fee and service fee income was $5.4 million and $4.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase in our management fee and service fee income is a result of an increase in the number of managed hotels and higher hotel revenue upon which the fees are based.

Our interest and other income was $785,000 and $516,000 for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to increased interest income related to higher interest rates on notes receivable. The one-month LIBOR rate was 2.87% and 1.09% as of March 31, 2005 and 2004, respectively.

Our general and administrative expenses were $15.5 million and $14.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to a $2.2 million increase in severance expenses associated with staff reductions at our corporate office and a $1.4 million increase in write-offs of abandoned projects, partially offset by a reduction in general and administrative salaries and wages of $1.4 million.

Our interest expense was $46.2 million and $50.1 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of the interest expense remained constant at $3.2 million for the three months ended March 31, 2005 and 2004. Excluding the Wyndham Anatole, our interest expense decreased approximately $3.9 million for the three months ended March 31, 2005 as compared to the same period in 2004, due primarily to decreases in total debt, partially offset by increases in interest rates. Our total debt decreased from approximately $2.7 billion (including $170.3 million in Wyndham Anatole debt) at March 31, 2004 to approximately $1.8 billion (including $167.8 million in Wyndham Anatole debt) at March 31, 2005. The one-month LIBOR rate was 2.87% and 1.09% as of March 31, 2005 and 2004, respectively, and our weighted average interest rate, excluding hedges, as of March 31, 2005 was 7.39% as compared to 6.13% as of March 31, 2004.

Our depreciation and amortization expense was $27.5 million and $31.7 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the three months ended March 31, 2005 and 2004 was approximately $3 million and $2.2 million, respectively. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $5 million for the three months ended March 31, 2005 as compared to the same period in 2004. This decrease is primarily attributable to certain assets becoming fully depreciated or reclassified as held for sale subsequent to March 31, 2004.

The income tax provision was $1.7 million for the three months ended March 31, 2005 and is mainly caused by the taxability of profitable operations in foreign jurisdictions. This compares to an income tax provision of $5.6 million for the three months ended March 31, 2004. The decrease in the tax provision is due to the recording of a reduced valuation allowance against our deferred tax assets in the three months ended March 31, 2005 as compared to the same period in 2004. As discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, we have a valuation against the full amount of our net deferred tax asset. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interests’ share of operations from consolidated subsidiaries was $6.1 million and $7.5 million for the three months ended March 31, 2005 and 2004, respectively. This decrease is primarily due to a decrease in minority interest attributable to the Wyndham Anatole.

For the three months ended March 31, 2005, we recorded a gain of $8.2 million compared to a gain of $9.5 million for the three months ended March 31, 2004 for the change in the value of the ineffective interest rate hedge contracts. Also, during the three months ended March 31, 2005 and 2004, we paid $4.7 million and $12.4 million, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $594,000 (net of taxes of $0) and $890,000 (net of taxes of $594,000) for the three months ended March 31, 2005 and 2004, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. During the three months ended March 31, 2005, we recorded a charge to earnings of $2.7 million to write-off expired derivative instruments. The charge to earnings for the write-off of expired derivative instruments resulted from transition adjustments recorded upon adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001.

Income from discontinued operations was $24.3 million for the three months ended March 31, 2005 compared to a loss from discontinued operations of $7.4 million for the three months ended March 31, 2004. The increase in income is attributable to the decrease in the loss from operations of discontinued hotels of $6.5 million, the decrease in impairment loss of $1.9 million and the increase in the gain on sale of assets of $23.3 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

As a result of the above, our net income was $24.3 million for the three months ended March 31, 2005 compared to a net loss of $29.4 million for the three months ended March 31, 2004.

Results of reporting segments:

Our reportable segments are currently: (1) hotels and resorts and (2) other. On March 24, 2005, we completed the sale of 23 hotels. This sale constituted the disposition of all but three of our hotels in the non-proprietary branded segment. With this sale, all our hotels and resorts have been combined into one reportable segment.

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004

The hotels and resorts segment is comprised primarily of Wyndham branded properties: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 97.8% and 98.1% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Total revenue for this segment was $276.5 million compared to $269.4 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of our total revenues was $30.7 million and $32.3 million during the three months ended March 31, 2005 and 2004, respectively. Operating income for this segment was $67.9 million compared to $58.4 million for the three months ended March 31, 2005 and 2004, respectively. The Wyndham Anatole portion of the operating income was approximately $5.3 million and $6.8 million during the three months ended March 31, 2005 and 2004, respectively. Excluding the Wyndham Anatole, our revenue increased approximately $8.6 million and operating income increased approximately $11 million for the three months ended March 31, 2005 as compared to the same period in 2004. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 0.7%, 5.9% and 6.8%, respectively, as demand increased in the leisure, corporate group and commercial retail segments of our business as a result of continued growth in the lodging industry. The increase in operating income was also due to a decrease in depreciation and amortization expense due primarily to certain assets becoming fully depreciated or reclassified as held for sale subsequent to March 31, 2004.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $6.2 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase in this segment’s revenue was primarily the result of increases in management fees as a result of an increase in the number of managed hotels and higher hotel revenue upon which the fees are based. Operating losses for this segment were $60.5 million and $68.1 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in operating loss was primarily due to reductions in losses on derivative financial instruments of $4.5 million and reductions in interest expense of $3.9 million, partially offset by increases in severance expenses associated with staff reductions at our corporate offices of $2.2 million.

Recent Events

In May 2005, certain tax concession agreements related to the operation of two hotels in Puerto Rico, which previously expired on December 31, 2003 and January 1, 2004, were renewed and extended for a period of ten years retroactively from the date of expiration. These concession agreements provide for the reduction of certain taxes, including income, excise, property, and volume of business taxes by as much as 90%. A tax concession agreement related to a third property in Puerto Rico is set to expire on December 31, 2005. We intend to file for renewal and extension of this agreement.

During the three months ended March 31, 2005, we sold our investments in 23 hotels to a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings and two additional hotel properties in separate transactions. We received net cash proceeds from the sales of approximately $229.7 million, after the repayment of mortgage debt of $139 million. We recorded a net gain of $22 million as a result of these asset sales. Also, we used $210 million of the net cash proceeds to pay down a portion of the senior credit facility and term loans, and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities. We have three assets we expect to sell by the end of the third quarter of 2005.

On May 10, 2005, we completed the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt. We entered into a $1.65 billion refinancing, extending our corporate debt maturities to 2011. This represents approximately 90 percent of our outstanding debt. Additionally, the debt pre-funds $100 million in capital to be invested into our owned and leased properties.

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

Statistical Information

During the three months ended March 31, 2005, our portfolio of owned and leased hotels experienced an increase in occupancy, ADR and RevPAR as compared to the three months ended March 31, 2004. The following table sets forth certain statistical information for the three months ended March 31, 2005 and 2004 for the 32 hotels we will own and lease after the completion of the planned dispositions, excluding The Wyndham New York which we acquired in August 2004, as if these hotels were owned or leased for the entire periods presented.

	Three months ended March 31,
	Occupancy		ADR		RevPAR
	2005	2004	2005	2004	2005	2004
Wyndham Hotels & Resorts	78.3%	77.6%	$162.67	$153.45	$127.43	$119.12
Wyndham Luxury Resorts	75.8	76.2	296.91	291.03	225.09	221.78
Wyndham Garden Hotels	72.3	69.8	109.58	100.33	79.22	70.06
Non-Proprietary Branded Hotels	83.6	86.5	97.36	85.73	81.37	74.18

Weighted average	78.3%	77.6%	$163.75	$154.58	$128.14	$119.96

Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2005 were $32.1 million, inclusive of $2.4 million in Wyndham Anatole cash; and our restricted cash was $75.9 million, inclusive of $2.5 million in Wyndham Anatole restricted cash. Our cash and cash equivalents as of March 31, 2004 were $97.7 million, inclusive of $1.8 million in Wyndham Anatole cash; and our restricted cash was $115.4 million, inclusive of $6.9 million in Wyndham Anatole restricted cash. Restricted cash is comprised of furniture, fixture and equipment reserves, tax and insurance escrows, derivative collateral, deferred maintenance reserves and ground rent reserves.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease, manage and franchise. Cash flows from operating activities were $18.3 million and $12.7 million for the three months ended March 31, 2005 and 2004, respectively. Operational cash flows increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to increased cash flows from the operations of our owned, leased and managed hotels, partially offset by higher interest payments.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $352.1 million for the three months ended March 31, 2005, resulting primarily from proceeds received from the sale of assets during the period. Cash flows used in financing activities of $362.9 million for the three months ended March 31, 2005 were primarily related to principal repayments made on our debt as a result of asset sales.

Cash flows provided by our investing activities were $170.1 million for the three months ended March 31, 2004, resulting primarily from proceeds received from the sale of assets during the period and changes to our restricted cash reserves during the period. This was partially offset by renovation expenditures at certain hotels. Cash flows used in financing activities of $147.8 million for the three months ended March 31, 2004 were primarily related to principal payments made on our debt.

Credit Facilities

As of March 31, 2005, we had approximately $23.1 million outstanding under our revolving credit facility, $744.1 million outstanding on term loans I and $243.2 million outstanding on term loans II. Additionally, we had outstanding letters of credit totaling $58.5 million. Also, as of March 31, 2005, we had $789.2 million of mortgage debt outstanding that encumbered 17 hotels and capital leases and other debt of $40.5 million, resulting in total indebtedness of approximately $1.84 billion. Included in the total indebtedness is $167.8 million in mortgage debt and capital lease obligations associated with the Wyndham Anatole of which we are not a party to nor guarantor of this loan (see note 4 of the Condensed Consolidated Financial Statements). As of March 31, 2005, we had approximately $201.3 million in liquidity. Our liquidity is defined as revolver availability ($189.7 million) plus cash in our overnight accounts ($11.6 million).

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

As a result of existing financing agreements, the separate assets and liabilities of the special purpose entities which own directly or indirectly the Wyndham Baltimore, Wyndham Boston, Wyndham El San Juan Hotel and Casino, Wyndham Bel Age, Wyndham San Diego, Wyndham Philadelphia, Wyndham Buttes Resort, Wyndham Burlington, Wyndham Northwest Chicago and Wyndham El Conquistador Resort and Country Club properties are not available to pay the debts of consolidated Wyndham and do not constitute obligations of consolidated Wyndham. However, amounts permitted to be distributed by such special purpose entities to consolidated Wyndham are available to consolidated Wyndham in accordance with such existing financing agreements.

As of March 31, 2005, under the terms of the applicable credit facility, loan agreement, and lease agreement, our principal amortization and balloon payment requirements and our future five-year minimum lease payments are summarized as follows:

	Payments due by year
	Total		Remainder of 2005		2006		2007	2008	2009	2010 and thereafter
	(in thousands)
Debt	$1,801,146	(1)	$558,114	(2)	$1,045,328	(3)	$6,152	$6,663	$5,908	$178,981
Capital leases obligations	39,008	(1)	2,072		2,729		2,463	1,397	1,057	29,290
Office leases(4)	7,307		2,040		2,488		2,014	490	275	—
Hotel and ground leases(4)	151,972		6,349		7,521		8,444	8,449	8,407	112,802

Total	$1,999,433		$568,575		$1,058,066		$19,073	$16,999	$15,647	$321,073

(1)	The Wyndham Anatole debt and capital lease obligations of $167.8 million is included, however, we are not a party to nor guarantor of this debt (see note 4 to the Condensed Consolidated Financial Statements).

(2)	As a result of the refinancing on May 10, 2005, $293.2 million of the $558.1 million that matures during the remainder of 2005 has been extended to 2011. In addition, we can elect to extend $261 million for three additional twelve-month periods provided there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent $3.8 million related to normal principal amortization.

(3)	The refinancing on May 10, 2005, also extended $1.040 billion of the $1.045 billion of debt maturing in 2006 to 2011.

(4)	Office, hotel and ground leases are operating leases and are included in operating expenses.

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of March 31, 2005, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $109.6 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of March 31, 2005, we have issued additional stock dividends of 1,015,365 shares of series A and series B preferred stock with a stated value of $101.5 million.

Renovations and Capital Improvements

During the first three months of 2005, we invested approximately $22.4 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance capital expenditures. During 2005, we anticipate spending approximately $100 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives. We are limited to capital expenditures of $125 million per year, plus $25 million per year for emergency capital expenditures under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility.

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

We use judgment in projecting which assets we will sell within the next twelve months. These judgments are based on our knowledge of the current market and the status of current negotiations with third parties. If we expect assets to be sold within 12 months, they are reclassified as assets held for sale on the balance sheet.

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

We have reserves for taxes and associated interest that may become payable in future years as a result of audits by taxing authorities. Although we believe that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statues of limitations, conclusion of tax audits, additional or reduced exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue.

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $1,000 per occurrence for general liability, $250 per occurrence for automobile liability and $500 per occurrence for workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of March 31, 2005, our balance sheet included an estimated liability with respect to this self-insurance program of $31.6 million.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During the three months ended March 31, 2005, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of March 31, 2005, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analyses, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

We are defendants in lawsuits that arise out of, and are incidental to, the conduct of our business. Management uses judgment, with the aid of legal counsel, to record accruals for losses that we consider to be probable and that can be reasonably estimated, as a result of any pending actions against us.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that a mandatorily redeemable minority interest within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $12.2 million in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $5.3 million.

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Shared-Based Payment.” SFAS 123R is a revision of SFAS 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting permitted under APB 25, and requires companies to expense the fair value of employee stock options and similar share-based payment awards. Under SFAS 123R, share-based payment awards are expensed based on the fair value of the awards on their grant dates and the estimated number of awards that are expected to vest. The fair values of the share-based payment awards are estimated using an option-pricing model that appropriately reflects a company’s specific circumstances and the economics of the company’s share-based payment transactions. Compensation expense for share-based payment awards, along with the related tax effects, is recognized as the awards vest. SFAS 123R also requires the tax benefit associated with these share-based payment awards be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. Pursuant to a rule issued by the Securities and Exchange Commission (“SEC”) on April 14, 2005 amending the compliance dates for SFAS 123R, we will be required to adopt SFAS 123R beginning January 1, 2006. The provisions of SFAS 123R apply to all outstanding and unvested share-based payment awards at the company’s adoption date. SFAS 123R offers alternative transition methods of adopting this final rule. At the present time, we have not determined which alternative method we will use.

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

The following table provides information as of March 31, 2005 about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at March 31, 2005. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at March 31, 2005.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2005.

	Remainder of 2005	2006	2007	2008	2009	Thereafter	Face Value		Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion Fixed Rate	$19,523 (1)	$9,913 (2)	$8,615	$8,060	$6,965	$208,271	$261,347		$259,919
Average Interest Rate	8.87%	8.70%	8.35%	8.26%	8.06%	7.92%
Variable Rate	$540,663 (1)	$1,038,144 (2)	$—	$—	$—	$—	$1,578,807	(3)	$1,578,807
Average Interest Rate	7.04%	9.43%	—	—	—	—
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable	$56,243	$—	$—	$—	$—	$—	$56,243		$50
Average Pay Rate	4.62%	—	—	—	—	—
Average Receive Rate	5.03%	—	—	—	—	—
Interest Rate Swaps (based on U.S LIBOR)
Pay Fixed/Receive Variable	$42,188	$—	$—	$—	$—	$—	$42,188		$(392)
Average Pay Rate	5.25%	—	—	—	—	—
Average Receive Rate	3.45%	—	—	—	—	—
Interest Rate Caps
Notional Amount	$818,055	$35,000	$—	$—	$—	$—	$853,055		$—
Strike Rate	5.92%	7.00%	—	—	—	—
Forward Rate	3.45%	4.46%	—	—	—	—

(1)	As a result of the refinancing on May 10, 2005, $293.2 million of the $560.2 million that matures during the remainder of 2005 has been extended to 2011. In addition, we can elect to extend $261 million for three additional twelve-month periods provided there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities represent $6 million related to normal principal amortization.

(2)	The refinancing on May 10, 2005, also extended $1.040 billion of the $1.048 billion of debt maturing in 2006 to 2011.

(3)	Wyndham Anatole debt of $167.8 million is included, however, we are not a party to nor guarantor of this debt (see note 4 of the Condensed Consolidated Financial Statements).

Item 4.	Controls and Procedures

As of March 31, 2005, management, under the supervision and with the participation of our Chairman, President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to insure the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in “Management’s Report on Internal Control Over Financial Reporting”, in our Form 10-K as filed with the SEC on March 15, 2005 for the year ended December 31, 2004, as amended by Amendment No. 1 to the Form 10-K filed with the Commission on April 8, 2005, as amended by Amendment No. 2 to the Form 10-K filed with the Commission on April 29, 2005, and as amended by Amendment No. 3 to the Form 10-K filed with the Commission on May 16, 2005 as of December 31, 2004, the Company did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. During the quarter ended March 31, 2005, as the Company was continuing to remediate internal controls over income tax accounting, the Company identified an additional $1.7 million income tax receivable write-off related to 2004, which resulted in the restatement of the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

In 2005, we plan to implement improved monitoring controls over the income tax account balance sheet review process and have engaged a third party consultant to assist our personnel in conducting a comprehensive and detailed review of our tax accounting and reporting processes and procedures for the quarter ended March 31, 2005. Once fully implemented, management believes that these new policies and procedures will be effective at remediating this material weakness.

Other than the matters discussed in the two preceding paragraphs, during the three month period ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II:    OTHER INFORMATION

Item 1.	Legal Proceedings

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud shareholders about their intentions to acquire numerous hotels and saddle the company with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging discovery. The Court has not yet certified a class. On or about February 28, 2005, the parties entered into a stipulation of settlement. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1 million to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time. Furthermore, we have agreed to allow the settlement class to participate in a rights offering. The parties currently are negotiating the terms of the rights offering. The stipulation of settlement is subject to Court approval. As of March 31, 2005, we have recorded a reserve of $11.2 million to cover the cost of the settlement.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded shareholders by issuing false statements about the company. The complaint sought unspecified damages and was filed on behalf of all shareholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other shareholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, plaintiffs filed an amended complaint. The Court has not yet certified a class. On or about September 30, 2004, the parties entered into a stipulation of settlement with class counsel to settle the litigation. The stipulation of settlement is subject to Court approval. Pursuant to the stipulation of settlement, we shall pay $2.5 million in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final Court approval. As of March 31, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

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

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. We have answered this complaint, but little formal discovery has been taken and the Court has not yet certified a class. We have tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, we would (i) provide a coupon for discounts at our properties to affected class members, (ii) make a $50,000 charitable donation, (iii) pay attorneys’ fees in an amount up to $240,000, and (iv) agree to make changes in our disclosures regarding resort fees. The Court has not yet held a hearing on the joint motion to preliminarily approve the settlement and certify a settlement class. As of March 31, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

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

We are prohibited under the terms of the January 24, 2002 amendments to the senior credit facility and increasing rate loans facility from paying cash dividends on the series A and series B preferred stock. As of March 31, 2005, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $109.6 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of March 31, 2005, we have issued additional stock dividends of 1,015,365 shares of series A and series B preferred stock with a stated value of $101.5 million.

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

WYNDHAM INTERNATIONAL, INC.

By:	/s/ ELIZABETH SCHROEDER
Elizabeth Schroeder
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

DATED: May 16, 2005