Form 10-K/A
period 2004-12-31
WYNDHAM INTERNATIONAL INC
filed 2005-05-17
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

As of May 9, 2005, there were 172,790,424 shares of the registrant’s class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

EXPLANATORY NOTE: This amendment on Form 10-K/A reflects solely the restatement of the consolidated financial statements of Wyndham International, Inc. (the “Company” or “Wyndham”) as of December 31, 2004 and for the year ended December 31, 2004. During the quarter ended March 31, 2005, as the Company was continuing to remediate internal controls over financial reporting previously disclosed in its December 31, 2004 Annual Report on Form 10-K, the Company identified an additional tax charge of $1.7 million related to 2004 and reconsidered other previously identified but deemed immaterial adjustments related primarily to accruals of unbilled legal and consulting fees, aggregating $1.8 million related to 2004. The Company’s Audit Committee and management consider the charges to be immaterial to the Company’s financial position and the results of operations for the year ended December 31, 2004. However, even though the adjustment is only 0.14% of the first quarter 2005 total assets, 0.15% of total liabilities, 2.5% of shareholders’ equity and 1.2% of the first quarter 2005 total revenues, the $3.5 million adjustment as a percentage of the first quarter 2005 loss from continuing operations of $48,000 is significant. Therefore, the Company is restating the 2004 financial statements for these adjustments.

This amended Annual Report on Form 10-K/A has not been updated except as required to reflect the effects of the foregoing restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Annual Report on Form 10-K except for the foregoing restatement. As a result, this amended Annual Report on Form 10-K/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Annual Report on Form 10-K.

i

WYNDHAM INTERNATIONAL, INC.

INDEX TO ANNUAL REPORT ON

FORM 10-K/A (AMENDMENT NO. 3) FILED WITH THE

SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2004

ii

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

Property Name (1)	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)
Wyndham Hotels & Resorts®
Wyndham Anatole	Dallas	TX	1,610	$100,948	$125.06	57.3%	$71.67
Wyndham Andover (2)	Andover	MA	293	$9,942	$90.23	57.5%	$51.87
Wyndham Arlington (2)	Arlington	TX	310	$11,964	$96.62	63.1%	$60.96
Wyndham Atlanta	Atlanta	GA	312	$11,569	$107.68	66.7%	$71.79
Wyndham Baltimore	Baltimore	MD	707	$33,437	$121.04	69.2%	$83.81
Wyndham Bel Age	West Hollywood	CA	200	$15,952	$157.05	86.6%	$135.99
Wyndham Billerica	Billerica	MA	210	$5,675	$84.46	61.4%	$51.89
Wyndham Boston	Boston	MA	362	$24,643	$158.55	87.4%	$138.56
Wyndham Bristol Place	Toronto	Ontario	287	$14,055	$93.19	78.0%	$72.66
Wyndham Burlington	Burlington	VT	256	$12,227	$111.87	83.3%	$93.23
Wyndham Buttes Resort	Tempe	AZ	353	$24,108	$117.69	81.7%	$96.16
Wyndham Casa Marina Resort & Beach House	Key West	FL	311	$27,405	$196.45	83.6%	$164.17
Wyndham Chicago	Chicago	IL	417	$27,118	$140.15	85.1%	$119.25
Wyndham City Center (2)	Washington	DC	352	$18,783	$118.93	82.6%	$98.20
Wyndham Commerce (2)	Commerce	CA	201	$6,995	$76.91	82.6%	$63.54
Wyndham Condado Plaza	San Juan	PR	570	$65,028	$152.60	85.2%	$129.99
Wyndham Dallas Market Center (2)	Dallas	TX	228	$5,664	$86.06	57.9%	$49.83
Wyndham Denver Tech Center	Denver	CO	180	$4,171	$70.28	60.1%	$42.21
Wyndham El Conquistador Resort & Country Club	Fajardo	PR	750	$97,520	$203.68	74.5%	$151.82
Wyndham El San Juan Hotel & Casino	San Juan	PR	382	$65,642	$221.83	86.1%	$190.90
Wyndham Emerald Plaza	San Diego	CA	436	$22,949	$123.15	84.0%	$103.40
Wyndham Ft. Lauderdale Airport	Dania	FL	383	$12,752	$74.35	80.8%	$60.07
Wyndham Grand Bay—Coconut Grove (2)	Miami	FL	177	$9,790	$114.98	79.9%	$91.91
Wyndham Harbour Island	Tampa	FL	299	$16,345	$124.28	74.7%	$92.90
Wyndham Harrisburg Hershey (2)	Harrisburg	PA	348	$13,437	$97.24	65.9%	$64.11
Wyndham Indianapolis (2)	Indianapolis	IN	171	$4,662	$70.90	74.2%	$52.59
Wyndham Miami Beach Resort	Miami	FL	424	$22,779	$118.59	75.5%	$89.54
Wyndham New Orleans	New Orleans	LA	438	$29,827	$154.51	82.3%	$127.11
Wyndham Newark (2)	Newark	NJ	396	$14,202	$78.13	75.4%	$58.89
Wyndham Northwest Chicago	Itasca	IL	408	$24,203	$103.00	59.9%	$61.65
Wyndham Palace Resort & Spa	Lake Buena Vista	FL	1,012	$67,954	$126.90	83.3%	$105.69
Wyndham Peaks Resort & Golden Door Spa	Telluride	CO	174	$14,348	$207.44	60.2%	$124.91
Wyndham Philadelphia at Franklin Plaza	Philadelphia	PA	757	$38,747	$108.06	68.3%	$73.80
Wyndham Pittsburgh Airport (2)	Coraopolis	PA	314	$11,957	$77.15	74.3%	$57.34
Wyndham Reach Resort	Key West	FL	150	$13,456	$198.77	84.4%	$167.67
Wyndham Richmond Airport	Richmond	VA	155	$4,500	$65.87	78.7%	$51.83
Wyndham Riverfront (3)	New Orleans	LA	202	$4,839	$127.41	68.2%	$86.85
Wyndham Rose Hall Resort & Country Club	Montego Bay	Jamaica	488	$29,480	$105.63	86.3%	$91.12
Wyndham Syracuse (2)	Syracuse	NY	250	$10,724	$78.01	77.7%	$60.62
Wyndham Toledo (2)	Toledo	OH	241	$7,494	$72.51	67.7%	$49.08
Wyndham Washington, D.C.	Washington	DC	400	$23,376	$130.05	83.9%	$109.07
Wyndham Westborough (2)	Westborough	MA	223	$9,897	$96.16	65.5%	$62.95
Wyndham Westshore (2)	Tampa	FL	322	$15,616	$88.36	81.6%	$72.08
The Wyndham New York	New York	NY	132	$2,656	$183.68	81.9%	$150.51

Property Name (1)	City	State	Number of Rooms	Total Revenue	Average Daily Rate	Occupancy	Revenue per Available Room
	(Total Revenue in thousands)

Wyndham Luxury Resorts®
Carmel Valley Ranch—A Wyndham Luxury Resort	Carmel Valley	CA	144	$17,222	$218.51	75.1%	$164.08
The Boulders—A Wyndham Luxury Resort	Carefree	AZ	160	$42,329	$268.86	77.8%	$209.27

Wyndham Garden Hotels®
Wyndham Garden Hotel— LaGuardia	East Elmhurst	NY	229	$8,721	$104.71	82.3%	$86.15
Wyndham Garden Hotel—Las Colinas (2)	Irving	TX	168	$3,846	$75.08	68.3%	$51.29

Non-Proprietary Branded Properties
Doubletree Des Plaines (2)	Des Plaines	IL	246	$5,386	$75.14	64.6%	$48.51
Doubletree Glenview	Glenview	IL	252	$7,510	$85.94	65.2%	$56.04
Doubletree Park Place (2)	Minneapolis	MN	297	$10,186	$88.46	62.9%	$55.68
Doubletree Tallahassee (2)	Tallahassee	FL	244	$8,649	$102.43	70.1%	$71.82
Hilton Cleveland (2)	Independence	OH	191	$8,391	$87.22	59.0%	$51.48
Hilton Denver (2)	Greenwood Village	CO	305	$8,252	$80.77	52.1%	$42.12
Hilton Newark (2)	Newark	NJ	253	$11,792	$129.22	69.9%	$90.38
Holiday Inn Houston (2)	Houston	TX	193	$2,327	$59.98	41.9%	$25.15
Hyatt Lexington (2)	Lexington	KY	365	$12,652	$92.62	53.8%	$49.80
Marriott Atlanta North Central (2)	Atlanta	GA	287	$9,627	$92.84	59.4%	$55.18
Park Shore	Honolulu	HI	226	$6,725	$86.17	77.5%	$66.82
Park Plaza New Orleans	New Orleans	LA	759	$16,686	$84.09	54.2%	$45.59
Radisson Town & Country (2)	Houston	TX	173	$3,492	$79.04	53.0%	$41.86

Other
Golden Door Spa	Escondido	CA

(1)	See “Schedule III-Real Estate and Accumulated Depreciation” on page F-48 for encumbrances, if any, associated with these assets.
(2)	On December 30, 2004, we entered into a definitive agreement to sell these non-strategic hotels to a partnership comprised of a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings. All 15 Wyndham-branded assets included in the transaction will remain in the brand’s portfolio pursuant to new franchise agreements. The transaction is expected to close during the first quarter of 2005.
(3)	We have entered into an agreement to sell this property. The transaction is expected to close during the first quarter of 2005.

Total Portfolio

	Owned	Leased	Managed	Franchised	Strategic Alliance	Total
Wyndham Hotels & Resorts®	38	5	25	16	6	90
Wyndham Luxury Resorts®	2	—	3	—	—	5
Wyndham Garden Hotels®	2	—	2	14	—	18
Summerfield Suites by Wyndham™	—	—	6	18	—	24

Proprietary Branded Hotels—Subtotal	42	5	36	48	6	137
Non-Proprietary Branded Hotels	13	—	6	—	—	19

Total	55	5	42	48	6	156

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

Strategic Alliance

On December 1, 2003, we entered into a strategic alliance agreement with Viva Resorts. The 10-year agreement encompasses six Viva Wyndham Resorts located in the Bahamas, Mexico and the Dominican Republic. Viva Wyndham Caribbean properties consist of the 276-room Viva Wyndham Fortuna Beach—Grand Bahama Island, The Bahamas; the 500-room Viva Wyndham Dominicus Beach—La Romana, Dominican Republic; the 330-room Viva Wyndham Dominicus Palace—La Romana, Dominican Republic; and the 223-room Viva Wyndham Tangerine—Cabarete, Dominican Republic. The Viva Wyndham Mexican properties include the 400-room Viva Wyndham Maya—Playa del Carmen, Mexico and the 234-room Viva Wyndham Azteca—Playa del Carmen, Mexico. The Viva Wyndham properties incorporate Wyndham brand standards and our guest recognition program, Wyndham ByRequest®.

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

The following tables set forth selected condensed consolidated historical financial information. This financial information should be read in conjunction with, and is qualified in its entirety by, our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our selected financial and other data for 2004, 2003, 2002, 2001 and 2000 have been derived from our consolidated financial statements. Certain prior year balances have been reclassified to reflect discontinued operations to conform to the current year presentation with no effect on previously reported amounts of net income or retained earnings.

WYNDHAM INTERNATIONAL, INC.

Selected Condensed Consolidated Historical Financial Data

	Year Ended December 31,
	2004(1)	2003	2002	2001	2000
	(Restated)	(in thousands, except per share data)
Operating Data:
Total revenue	$965,514	$825,757	$837,025	$861,253	$985,361
Loss from continuing operations before income taxes and minority interest	(117,357)	(139,462)	(236,290)	(244,313)	(173,030)
Loss from continuing operations	(127,089)	(90,700)	(144,490)	(135,733)	(146,435)
(Loss) income from discontinued operations	(385,827)	(298,912)	(53,834)	7,158	(178,236)
Loss before accounting change	(512,916)	(389,612)	(198,324)	(128,575)	(324,671)
Net loss	$(512,916)	$(389,612)	$(522,426)	$(138,940)	$(324,671)
Per Share Data:
Basic and diluted loss per common share:
Loss from continuing operations	$(1.75)	$(1.46)	$(1.72)	$(1.54)	$(1.49)
(Loss) income from discontinued operations, net of taxes	(2.28)	(1.78)	(0.32)	0.04	(1.07)
Accounting change, net of taxes	—	—	(1.93)	(0.06)	—

Net loss per common share (2) (3)	$(4.03)	$(3.24)	$(3.97)	$(1.56)	$(2.56)

Cash Flow Data:
Cash provided by operating activities	$45,445	$62,609	$76,508	$158,359	$246,838
Cash provided by (used in) investing activities	585,558	137,197	425,692	(63,427)	37,272
Cash (used in) provided by financing activities	(669,302)	(174,601)	(630,972)	18,134	(383,397)

	As of December 31,
	2004(1)	2003	2002	2001	2000
	(Restated)	(in thousands)
Balance Sheet Data:
Investment in real estate and related improvements at cost, net	$2,032,965	$2,938,808	$3,611,456	$4,399,256	$3,515,223
Total assets	2,790,489	3,800,252	4,473,458	5,769,953	6,066,899
Total debt	2,197,486	2,681,959	2,826,543	3,445,995	3,398,950
Minority interest in Operating Partnerships	20,559	21,289	21,368	21,416	21,416
Minority interest in other consolidated subsidiaries	63,001	39,981	38,518	91,657	164,906
Shareholders’ equity	115,887	650,073	1,062,379	1,588,221	1,794,187

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Restated)	(in thousands, except ratios)
Other Data:
Weighted average number of common shares outstanding	169,128	168,128	167,943	167,698	167,308
Ratio of earnings (losses) to fixed charges	0.39	0.17	(0.21)	0.08	0.43
Deficiency of earnings to fixed charges	$117,357	$139,462	$236,290	$244,313	$173,030

Notes to Selected Financial Information

(1)	The information contained in the selected financial data has been restated for 2004. As discussed in Note 2b of the notes to the consolidated financial statements appearing elsewhere herein, the restatement reflects adjustments to correct certain errors in the Company’s accounting for income taxes as well as other miscellaneous adjustments. The restatement resulted in the Company adjusting its previously reported 2004 net loss of $509,446 ($4.01 per share) to net loss of $512,916 ($4.03 per share).
(2)	For 2004, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 11,307,186 and 184,077,753 shares of our series A and series B preferred stock because they are anti-dilutive. For 2003, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 13,241,106 and 167,906,293 shares of our series A and series B preferred stock because they are anti-dilutive. For 2002, we did not include in our computation of diluted earnings per share the effect of unvested stock grants of 13,708,395 and 153,325,020 shares of our series A and series B preferred stock because they are anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 4,613,000 and 138,592,000 shares of our series A and series B preferred stock because they are anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share the dilutive effect of unvested stock grants of 645,000, the option to purchase 104,000 shares of our class A common stock and 129,073,000 shares of our series A and series B preferred stock because they are anti-dilutive.
(3)	For 2004, we did not include in our computation of diluted earnings per share outstanding options to purchase 7,148,568 shares of our class A common stock at prices ranging from $0.95 to $30.40 because the options’ exercise prices were greater than the average market price of our class A common shares and, therefore, the effect would be anti-dilutive. For 2003, we did not include in our computation of diluted earnings per share outstanding options to purchase 8,214,628 shares of our class A common stock at prices ranging from $0.48 to $30.40 because they are anti-dilutive. For 2002, we did not include in our computation of diluted earnings per share outstanding options to purchase 9,683,681 shares of our class A common stock at prices ranging from $0.85 to $30.40 because they are anti-dilutive. For 2001, we did not include in our computation of diluted earnings per share outstanding options to purchase 10,853,511 shares of our class A common stock at prices ranging from $1.75 to $30.40 because they are anti-dilutive. For 2000, we did not include in our computation of diluted earnings per share outstanding options to purchase 10,639,174 shares of our class A common stock at prices ranging from $2.0625 to $30.40 because they are anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 2b of the notes to the consolidated financial statements, the following information has been restated to reflect adjustments to correct certain errors in the Company’s accounting for income taxes as well as other miscellaneous adjustments. The restatement resulted in the Company adjusting its previously reported 2004 net loss of $509,446 ($4.01 per share) to net loss of $512,916 ($4.03 per share).

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

Our general and administrative expenses were $87.4 million and $62.2 million for the years ended December 31, 2004 and 2003, respectively. The increase for the year ended December 31, 2004 when compared to the year ended December 31, 2003 is primarily a result of the following: increases in severance expenses of $7.8 million associated with staff reductions at our corporate office; increases in litigation settlement expenses of $7.6 million primarily associated with the Johnson v Patriot American Hospitality, Inc. et al. settlement; increases in incentive bonus accruals of $3.7 million; expenses related to hurricane damage of $2.6 million in 2004; increases in salaries and wages of $2.4 million and expenses of $1.4 million in 2004 for fees related to compliance with the provisions of the Sarbanes-Oxley Act. These increases were partially offset by a decrease in bad debt expense of $3.6 million.

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

The income tax (provision) benefit from continuing operations was a provision of $143,000 for the year ended December 31, 2004 and a benefit of $50.2 million for the year ended December 31, 2003. The decrease in the income tax benefit is due to the recording of a valuation allowance against our deferred tax assets during the year ended December 31, 2004 as compared to the same period of 2003. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The decrease in our net deferred tax asset is primarily due to the recording of a valuation allowance against our deferred tax assets. In addition, during 2004, we recorded net income tax benefits from continuing operations totaling $22 million primarily related to favorable adjustments and settlements of various tax matters. This was offset by the write-off of $3.5 million in income taxes receivable.

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

The loss from discontinued operations was $385.8 million and $298.9 million for the years ended December 31, 2004 and 2003, respectively. The increase in loss is attributable to the increase in impairment charges of

$260.6 million due to our strategic plan to sell our non-strategic assets and to use the proceeds of the sales to reduce debt and overall leverage. The increase in loss was also impacted by a decrease in the income tax benefit associated with the loss from discontinued operations. These loss increases were partially offset by a decrease of $153.9 million related to the write-off of the remaining book value of the terminated HPT leases in 2003 and an increase in the gain on sale of assets of $31.3 million.

Our resulting net loss for the year ended December 31, 2004 was $512.9 million compared to a net loss of $389.6 million for the year ended December 31, 2003.

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

Other represents revenue from various operating businesses, including management and other service companies and the Golden Door Spa. Expenses in this segment are primarily interest and corporate general and administrative expenses. Total revenue for the segment was $36.3 million and $37.2 million for the years ended December 31, 2004 and 2003, respectively. The decrease in this segment’s revenue was primarily the result of reductions in notes receivable from the Wyndham Anatole subsequent to December 31, 2003 due to the consolidation of the Wyndham Anatole, partially offset by an increase in revenue for the Golden Door Spa and higher management fee and service fee income. Depreciation and amortization expense for this segment was $533,000 compared to $3.4 million for the years ended December 31, 2004 and 2003, respectively. The decrease in depreciation and amortization expense can be primarily attributed to the elimination of amortization of management contract costs in 2004 related to the consolidation of the Wyndham Anatole. Operating losses for this segment were $263.5 million and $235.8 million for the years ended December 31, 2004 and 2003, respectively. The increase in operating losses was primarily due to the following: an increase in interest expense of $23.3 million ($12.8 million associated with consolidating the Wyndham Anatole and $10.5 million due to interest rate increases), an increase in severance expenses of $7.8 million, an increase in litigation settlement expense of $7.6 million, an increase in incentive bonus accruals of $3.7 million and an increase in management contract termination costs of $2.7 million. The increases were partially offset by a reduction in losses from derivative instruments of $17.2 million and a reduction in losses from the sale of assets of $4.9 million.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in internal control over financial reporting. As of December 31, 2004, the Company did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. During the quarter ended March 31, 2005, the Company identified an additional adjustment of a write-off of income tax receivable related to 2004, which resulted in the restatement of the 2004 financial statements described in Note 2b. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

Management had previously concluded that the Company did not maintain effective internal control over financial reporting because of the material weakness described above. In connection with the restatement described in Note 2b to the consolidated financial statements related to the accounting for income taxes, management has determined that the material weakness described above also affected this restatement. Accordingly, the restatement did not have an effect on management’s assessment.

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

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2004, our management considered, among other things, the control deficiency related to the accounting for income taxes, which previously resulted in a material adjustment to the December 31, 2004 consolidated financial statements. In May 2005, an additional adjustment related to the accounting for income taxes, as well as other adjustments, resulted in the need to restate our previously issued 2004 consolidated financial statements as disclosed in Note 2b of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we have restated our previously issued financial statements solely because the cumulative impact of the error, if recorded in the March 31, 2005 interim consolidated financial statements, would have been material to the March 31, 2005 interim consolidated financial statements’s reported net income. Our management has concluded that the adjustment related to accounting for income taxes provides further evidence of the previously disclosed material weakness. Furthermore, our management has concluded that the other control deficiencies related to the other adjustments did not constitute a material weakness, individually or when aggregated.

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

The information required by Item 10 of this Annual Report on Form 10-K (other than the information required by Item 401 of Regulation S-K with respect to executive officers, which appears under the heading “Executive Officers of the Registrant” below) is incorporated by reference from our Amendment No. 2 on Form 10-K/A to the 2004 Annual Report filed with the SEC on April 29, 2005.

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

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from our Amendment No. 2 on Form 10-K/A to the 2004 Annual Report filed with the SEC on April 29, 2005.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

With the exception of the equity compensation plan table presented below, the information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from our Amendment No. 2 on Form 10-K/A to the 2004 Annual Report filed with the SEC on April 29, 2005.

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

The information required by Item 13 of this Annual Report on 10-K is incorporated by reference from our Amendment No. 2 on Form 10-K/A to the 2004 Annual Report filed with the SEC on April 29, 2005.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report on 10-K is incorporated by reference from our Amendment No. 2 on Form 10-K/A to the 2004 Annual Report filed with the SEC on April 29, 2005.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a)	The index to the audited financial statements and the notes thereto, and financial statement schedules is included on page F-1 of this Annual Report on Form 10-K. The financial statements are included herein at pages F-4 through F-46. The following financial statement schedules are included herein at pages F-47 through F-52:

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

10.28	Second Amendment and Supplement to Amended and Restated Loan Agreement, dated as of October 11, 2002, between LaSalle Bank National Association, as Trustee for Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.42 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.29	Third Amendment and Supplement to Amended and Restated Loan Agreement, dated as of November 15, 2002, between LaSalle National Bank, as Trustee for the Registered Holders of Bear Stearns Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1999-WYN1 and the other parties signatory thereto, incorporated by reference to Exhibit 10.43 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.30	Promissory Note, dated September 4, 1997, by Patriot American Hospitality Partnership, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,467,000, incorporated by reference to Exhibit 10.44 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.31	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $29,748,000, incorporated by reference to Exhibit 10.45 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.32	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $11,155,500, incorporated by reference to Exhibit 10.46 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description

10.33	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $9,246,000, incorporated by reference to Exhibit 10.47 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.34	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $21,909,000, incorporated by reference to Exhibit 10.48 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.35	Promissory Note, dated September 4, 1997, by PAH-DT Allen Partners, L.P. in favor of Metropolitan Life Insurance Company in the original principal amount of $13,366,500, incorporated by reference to Exhibit 10.49 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.36	Promissory Note, dated February 13, 2001, by Fred J. Kleisner in favor of Wyndham, incorporated by reference to Exhibit 10.50 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.37	Addendum No. 5 to Employment Agreement, effective as of January 6, 2003, by and between Wyndham and Fred J. Kleisner, incorporated by reference to Exhibit 10.51 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.38	Fourth Amendment and Restatement to the Credit Agreement, dated as of March 4, 2003, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

10.39	Third Amendment and Restatement to the Increasing Rate Note Purchase and Loan Agreement, dated March 4, 2003, by Wyndham and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

10.40	Fifth Amendment and Restatement to the Credit Agreement, dated as of May 29, 2003, among the Company and the lenders named therein, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.41	Fourth Amendment and Restatement to the Increasing Rate Note Loan and Purchase Agreement, dated as of May 29, 2003, among the Company and the lenders named therein, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.42	Employment Agreement, dated May 21, 2003, between Wyndham and Andrew Jordan, incorporated by reference to Exhibit 10.3 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

10.43	Mortgage Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.2 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

10.44	Mezzanine Loan Agreement, dated June 11, 2003, between Lehman ALI, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 99.3 to Wyndham’s Current Report on Form 8-K filed on July 18, 2003.

10.45	Mortgage Loan Agreement, dated October 28, 2003, between Lehman Brothers Holdings, Inc. D/B/A Lehman Capital and Posadas De Puerto Rico Associates, Inc., incorporated by reference to Exhibit 10.59 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit Number	Description

10.46	Mezzanine Loan Agreement, dated October 28, 2003, between Lehman Brothers Holdings, Inc. and PPRA Mezz Borrower, Inc., incorporated by reference to Exhibit 10.60 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.47	Mortgage Loan Agreement, dated April 30, 2004, between GMAC Commercial Mortgage Corporation, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 10.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.48	Mortgage Loan Agreement, dated June 22, 2004, between Credit Suisse First Boston, Inc. and the Company’s subsidiaries that are party thereto, incorporated by reference to Exhibit 10.2 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.49	Employment Agreement, dated January 4, 2005, between Wyndham and Timothy L. Fielding, incorporated by reference to Exhibit 99.1 to Wyndham’s Current Report on Form 8-K/A dated October 12, 2004 and filed January 6, 2005.

10.50	Employment Agreement, dated January 4, 2005, between Wyndham and Judy L. Hendrick, incorporated by reference to Exhibit 99.2 to Wyndham’s Current Report on Form 8-K/A dated October 12, 2004 and filed January 6, 2005.

10.51	Employment Agreement, dated January 4, 2005, between Wyndham and Elizabeth Schroeder, incorporated by reference to Exhibit 99.3 to Wyndham’s Current Report on Form 8-K/A dated October 12, 2004 and filed January 6, 2005.

10.51	Employment Agreement, dated January 5, 2005, between Wyndham and Mark Hedley, incorporated by reference to Exhibit 99.1 to Wyndham’s Current Report on Form 8-K dated January 12, 2005, incorporated by reference to Exhibit 10.51 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.52	Agreement of Purchase and Sale, dated December 22, 2004, by and among Sum Business Holdings, LLC, and Sum Mezz, LLC, and Wyndham, Summerfield Hotel Company, L.P., Summerfield Hanover Owner, LLC and S-Seattle, LLC, and Patriot American Hospitality Partnership, L.P. incorporated by reference to Exhibit 10.52 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.53	Purchase and Sale Agreement, dated December 30, 2004, by and among Wyndham, the Owners, and W2005 WYN Realty, L.L.C. and Halifax Holdings, Inc. incorporated by reference to Exhibit 10.53 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2004.

12.1*	Statement Regarding Computation of Ratios.

21.1	Significant Subsidiaries of Wyndham, incorporated by reference to Exhibit 10.51 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2004.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM INTERNATIONAL, INC.

By:	/S/ FRED J. KLEISNER
Fred J. Kleisner Chairman of the Board, President and Chief Executive Officer

Dated: May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities in which signed	Date

/S/ FRED J. KLEISNER Fred J. Kleisner	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 16, 2005

/S/ ELIZABETH SCHROEDER Elizabeth Schroeder	Executive Vice President and Chief Financial Officer (principal financial officer)	May 16, 2005

/S/ TIMOTHY L. FIELDING Timothy L. Fielding	Executive Vice President and Chief Accounting Officer (principal accounting officer)	May 16, 2005

/S/ KARIM ALIBHAI* Karim Alibhai	Director	May 16, 2005

/S/ MARC A. BEILINSON* Marc A. Beilinson	Director	May 16, 2005

/S/ LEON D. BLACK* Leon D. Black	Director	May 16, 2005

/S/ LEONARD BOXER* Leonard Boxer	Director	May 16, 2005

/S/ ADELA CEPEDA* Adela Cepeda	Director	May 16, 2005

/S/ MILTON FINE* Milton Fine	Director	May 16, 2005

/S/ LEE HILLMAN* Lee Hillman	Director	May 16, 2005

Signature	Capacities in which signed	Date

/S/ THOMAS H. LEE* Thomas H. Lee	Director	May 16, 2005

/S/ ALAN M. LEVENTHAL* Alan M. Leventhal	Director	May 16, 2005

/S/ WILLIAM MACK* William Mack	Director	May 16, 2005

/S/ LEE S. NEIBART* Lee S. Neibart	Director	May 16, 2005

/S/ MARC J. ROWAN* Marc J. Rowan	Director	May 16, 2005

/S/ ROLF E. RUHFUS* Rolf E. Ruhfus	Director	May 16, 2005

/S/ LAWRENCE J. RUISI* Lawrence J. Ruisi	Director	May 16, 2005

/S/ SCOTT A. SCHOEN* Scott A. Schoen	Director	May 16, 2005

/S/ SCOTT M. SPERLING* Scott M. Sperling	Director	May 16, 2005

/S/ LYNN C. SWANN* Lynn C. Swann	Director	May 16, 2005

/S/ SHERWOOD M. WEISER* Sherwood M. Weiser	Director	May 16, 2005

*	By Fred J. Kleisner, Attorney-in-Fact

WYNDHAM INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

HISTORICAL FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Wyndham International, Inc.:

We have completed an integrated audit of Wyndham International Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wyndham International Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2b to the consolidated financial statements, the Company has restated its 2004 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Wyndham International Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because Wyndham International, Inc. did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, Wyndham International, Inc. did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related deferred income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements, which resulted in the restatement of the 2004 financial statements described in Note 2b. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Wyndham International Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Wyndham International Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness described above. In connection with the restatement of the Company’s consolidated financial statements described in Note 2b to the consolidated financial statements related to accounting for income taxes, management has determined that the material weakness described above resulted in this restatement. Accordingly, this restatement did not affect management’s assessment or our opinions on internal control over financial reporting.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 15, 2005 with respect to our opinion relating to the consolidated financial statements and financial statement schedules, except for Note 2b to the consolidated financial statements related to accounting for income taxes, as to which the date is May 16, 2005, and April 8, 2005 with respect to our opinions relating to internal control over financial reporting, except for the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 16, 2005.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,338	$62,441
Restricted cash	77,812	130,457
Accounts receivable, net of allowance for doubtful accounts of $4,115 in 2004 and $4,489 in 2003	70,129	71,077
Inventories	12,818	13,680
Prepaid expenses and other assets	10,389	10,564
Assets held for sale, net of accumulated depreciation of $178,085 in 2004 and $119,868 in 2003	361,504	238,330

Total current assets	556,990	526,549

Investment in real estate and related improvements, net of accumulated depreciation of $576,686 in 2004 and $901,779 in 2003	2,032,965	2,938,808
Investment in unconsolidated subsidiaries	51,149	48,252
Notes and other receivables	23,686	43,320
Management contract costs, net of accumulated amortization $7,128 in 2004 and $20,204 in 2003	4,826	79,014
Leasehold costs, net of accumulated amortization of $186 in 2004 and $32 in 2003	6,537	572
Trade names, net of accumulated amortization of $42,739 in 2004 and $37,123 in 2003	83,612	86,743
Deferred income taxes	—	17,125
Deferred acquisition costs	4,335	4,459
Deferred expenses, net of accumulated amortization of $62,123 in 2004 and $73,758 in 2003	21,803	49,267
Other assets	4,586	6,143

Total assets	$2,790,489	$3,800,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,891	$28,609
Accrued payroll costs	49,138	45,866
Dividends payable	102,322	73,100
Accrued insurance and property taxes	41,884	40,559
Other accrued expenses	94,494	61,875
Advance deposits	36,637	33,006
Borrowings associated with assets held for sale	114,251	118,133
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	685,145	292,661

Total current liabilities	1,141,762	693,809

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	1,398,090	2,271,165
Derivative financial instruments	8,637	56,760
Income taxes payable	33,107	57,124
Deferred income	9,446	10,051
Minority interest in the Operating Partnerships	20,559	21,289
Minority interest in other consolidated subsidiaries	63,001	39,981
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 15,812,279 in 2004 and 14,423,151 in 2003	158	144
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 171,386,918 in 2004 and 168,238,102 in 2003	1,714	1,682
Additional paid in capital	4,298,445	4,166,227
Receivables from shareholders and affiliates	(6,855)	(18,121)
Accumulated other comprehensive income	(5,560)	(8,918)
Accumulated deficit	(4,172,015)	(3,490,941)

Total shareholders’ equity	115,887	650,073

Total liabilities and shareholders’ equity	$2,790,489	$3,800,252

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
	(Restated)
Revenues:
Room revenues	$491,564	$419,718	$420,275
Food and beverage revenues	301,246	236,086	231,640
Other hotel revenues	150,979	146,139	160,415

Total hotel revenues	943,789	801,943	812,330
Management fee and service fee income	18,084	17,479	17,639
Interest and other income	3,641	6,335	7,056

Total revenues	965,514	825,757	837,025

Expenses:
Room expenses	118,366	102,872	100,938
Food and beverage expenses	198,750	163,468	162,985
Other hotel expenses	377,732	334,076	343,069

Total hotel expenses	694,848	600,416	606,992
General and administrative	87,441	62,237	72,711
Bond offering cancellation costs	—	—	3,750
Interest expense	192,281	168,968	194,933
Management, leasehold and license agreement costs	4,667	1,946	6,445
Loss (gain) on sale of assets	—	4,937	(11)
Loss on derivative financial instruments	4,983	22,193	84,844
Depreciation and amortization	100,834	107,008	104,690

Total expenses	1,085,054	967,705	1,074,354

Operating loss from continuing operations	(119,540)	(141,948)	(237,329)
Equity in earnings of unconsolidated subsidiaries	2,183	2,486	1,039

Loss from continuing operations before income taxes and minority interests	(117,357)	(139,462)	(236,290)
Income tax (provision) benefit	(143)	50,232	91,749

Loss from continuing operations before minority interests	(117,500)	(89,230)	(144,541)
Minority interest in consolidated subsidiaries	(9,589)	(1,470)	51

Loss from continuing operations	(127,089)	(90,700)	(144,490)
Discontinued operations:
Loss from operations of discontinued hotels	(624)	(54,897)	(46,567)
Impairment loss	(426,034)	(165,403)	(38,013)
HPT leasehold termination	—	(153,909)	—
Gain (loss) on sale of assets	40,831	9,489	(6,652)

Loss from discontinued operations before income taxes	(385,827)	(364,720)	(91,232)
Income tax benefit from discontinued operations	—	65,808	37,398

Loss from discontinued operations	(385,827)	(298,912)	(53,834)
Loss before accounting change	(512,916)	(389,612)	(198,324)
Cumulative effect of change in accounting principle, net of taxes	—	—	(324,102)

Net loss	$(512,916)	$(389,612)	$(522,426)

Net loss attributable to common shareholders:
Net loss	$(512,916)	$(389,612)	$(522,426)
Preferred stock dividends	(168,158)	(155,583)	(144,217)

Net loss attributable to common shareholders	$(681,074)	$(545,195)	$(666,643)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.75)	$(1.46)	$(1.72)
Loss from discontinued operations, net of taxes	(2.28)	(1.78)	(0.32)
Cumulative effect of change in accounting principle, net of taxes	—	—	(1.93)

Net loss per common share	$(4.03)	$(3.24)	$(3.97)

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

					Additional Paid in Capital	Receivables From Shareholders and Affiliates	Accumulated Deficit and Dividend Distributions	Accumulated Other Comprehensive Income
	Preferred Stock		Common Stock					Foreign Currency Exchange	Unrealized (Loss) Gain on Derivative Instruments	Unrealized (Loss) Gain on Securities Held for Sale	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of December 31, 2001	11,905,060	$119	167,847,940	$1,678	$3,912,656	$(18,121)	$(2,279,104)	$34	$(28,337)	$(704)	$1,588,221

Issuance of shares net of offering expenses	—	—	150,858	2	454	—	—	—	—	—	456
Redemption of Preferred A stock	(28)	—	328	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(522,426)	—	—	—	(522,426)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(93)	—	—	(93)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	14,315	—	14,315
Unrealized loss on securities held for sale	—	—	—	—	—	—	—	—	—	(436)	(436)

Comprehensive income											(508,640)

Cash dividends	—	—	—	—	—	—	(17,658)	—	—	—	(17,658)
Stock dividends	1,265,588	13	—	—	126,546	—	(126,559)	—	—	—	—

Balance as of December 31, 2002	13,170,620	$132	167,999,126	$1,680	$4,039,656	$(18,121)	$(2,945,747)	$(59)	$(14,022)	$(1,140)	$1,062,379

Issuance of shares net of offering expenses	—	—	110,425	2	228	—	—	—	—	—	230
Redemption of Preferred A stock	(11,025)	—	128,551	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(389,612)	—	—	—	(389,612)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(34)	—	—	(34)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	5,118	—	5,118
Transfer unrealized loss on securities held for sale to realized loss	—	—	—	—	—	—	—	—	—	1,219	1,219

Comprehensive income											(383,309)

Cash dividends	—	—	—	—	—	—	(29,227)	—	—	—	(29,227)
Stock dividends	1,263,556	12	—	—	126,343	—	(126,355)	—	—	—	—

Balance as of December 31, 2003	14,423,151	$144	168,238,102	$1,682	$4,166,227	$(18,121)	$(3,490,941)	$(93)	$(8,904)	$79	$650,073

Issuance of shares net of offering expenses	—	—	3,382,064	34	4,560	—	—	—	—	—	4,594
Redemption of Preferred A stock	(230)	—	2,711	—	—	—	—	—	—	—	—
Retirement of former executive shares	—	—	(235,959)	(2)	(11,264)	11,266	—	—	—	—	—
Net loss (restated)	—	—	—	—	—	—	(512,916)	—	—	—	(512,916)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(12)	—	—	(12)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	3,265	—	3,265
Unrealized gain on securities held for sale	—	—	—	—	—	—	—	—	—	105	105

Comprehensive income (restated)											(509,558)

Cash dividends	—	—	—		—	—	(29,222)	—	—	—	(29,222)
Stock dividends	1,389,358	14	—		138,922	—	(138,936)	—	—	—	—

Balance as of December 31, 2004 (restated)	15,812,279	$158	171,386,918	$1,714	$4,298,445	$(6,855)	$(4,172,015)	$(105)	$(5,639)	$184	$115,887

The accompanying notes are an integral part of these consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
	(Restated)
Cash flows from operating activities:
Net loss	$(512,916)	$(389,612)	$(522,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	159,049	225,713	288,150
Amortization of deferred compensation	2,753	2,480	3,363
Amortization of deferred loan costs	26,304	31,247	25,522
(Gain) loss on sale of assets	(40,831)	(4,552)	6,641
Impairment loss on assets	426,034	165,403	38,013
Write-off of intangible assets	(202)	156,377	6,445
Write-off of deferred acquisition costs	1,585	335	2,574
Provision for bad debt expense	885	6,453	6,539
(Gain) loss on derivative financial instruments	(42,482)	(26,970)	43,182
Equity in earnings of unconsolidated subsidiaries	(2,183)	(2,486)	(1,039)
Minority interest in consolidated subsidiaries	9,920	3,040	955
Deferred income taxes	(9,139)	(120,505)	(143,581)
Cumulative effect of change in accounting principle	—	—	324,102
Changes in assets and liabilities:
Accounts receivable	4,589	24,587	18,225
Prepaid expenses and other assets	4,361	1,220	7,291
Deferred income	(186)	818	787
Accounts payable and accrued expenses	17,904	(10,939)	(28,235)

Net cash provided by operating activities	45,445	62,609	76,508

Cash flows from investing activities:
Acquisition of hotel properties and related working capital assets, net of cash acquired	—	(19,993)	—
Improvements and additions to hotel properties	(92,139)	(59,591)	(79,916)
Proceeds from sale of assets	628,208	223,760	555,604
Acquisition of management contracts	(951)	(3,793)	(497)
Acquisition of intangible asset	(4,500)	—	—
Change in restricted cash accounts	64,020	6,295	(57,907)
Change in other assets	(6,500)	(90)	—
Collection on other notes receivable	698	522	6,603
Advances on other notes receivable	(47)	(8,424)	(2,518)
Deferred acquisition costs	(1,799)	(2,136)	(1,252)
Investment in unconsolidated subsidiaries	(1,432)	(3)	(361)
Distributions from unconsolidated subsidiaries	—	650	5,936

Net cash provided by investing activities	585,558	137,197	425,692

Cash flows from financing activities:
Borrowings under line of credit facility and other debt	90,000	554,500	82,000
Repayments of borrowings under credit facility and other debt	(750,261)	(700,244)	(689,090)
Payment of deferred loan costs	(2,610)	(27,891)	(15,743)
Contributions received from minority interest in consolidated subsidiaries	—	—	1,601
Distribution made to minority interest in other partnerships	(6,443)	(899)	(9,667)
Other, net	12	(67)	(73)

Net cash used in financing activities	(669,302)	(174,601)	(630,972)

Effect of exchange rate on cash and cash equivalents	196	(3)	309

Net (decrease) increase in cash and cash equivalents	(38,103)	25,202	(128,463)
Cash and cash equivalents at beginning of year	62,441	37,239	165,702

Cash and cash equivalents at end of year	$24,338	$62,441	$37,239

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$176,774	$169,615	$216,981

Cash paid during the year for income taxes, net of refunds received	$3,864	$6,623	$14,462

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

2a. Summary of Significant Accounting Policies:

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

	December 31,
	2004	2003	2002
	(Restated)
Net loss attributable to common shareholders, as reported	$(681,074)	$(545,195)	$(666,643)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(704)	(355)	(525)

Pro forma net loss attributable to common shareholders	$(681,778)	$(545,550)	$(667,168)

Earnings per share:
Basic and diluted loss per common share—as reported	$(4.03)	$(3.24)	$(3.97)
Basic and diluted loss per common share—pro forma	$(4.03)	$(3.24)	$(3.98)

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

2b. Restatement

The Company restated its consolidated financial statements as of and for the year ended December 31, 2004. In addition, the Company restated its quarterly consolidated financial statements for the fourth quarter of 2004. The restatement reflects adjustments to correct certain errors in the Company’s accounting for income taxes as well as other miscellaneous adjustments. The restatement resulted in the Company adjusting its previously reported 2004 net loss of $509,446 ($4.01 per share) to net loss of $512,916 ($4.03 per share). The nature and impact of these adjustments are described below.

Income Taxes

During the quarter ended March 31, 2005, as the Company was continuing to remediate internal controls over income tax accounting previously disclosed in its December 31, 2004 Annual Report on Form 10K, the Company identified an additional income tax charge of $1,678 related to 2004. The charge increased the other accrued expenses liability, increased the accumulated deficit in shareholders’ equity and decreased total shareholders’ equity by $1,678. The charge increased the income tax provision thus resulting in increased loss from continuing operations and net loss by $1,678 ($(0.01) per share).

Other Adjustments

Other accounting adjustments relate primarily to accruals of unbilled legal and consulting fees aggregating $1,792 previously identified but deemed immaterial and recorded in a subsequent period. The impact of these adjustments was an increase in net loss of $1,792 ($(0.01) per share) in 2004.

All previously reported amounts affected by the restatement that appear elsewhere in these notes to the consolidated financial statements have also been restated.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table reflects the effects of the restatement on the 2004 Consolidated Balance Sheet (in thousands):

	AS PREVIOUSLY REPORTED	RESTATED
ASSETS
Current assets:
Cash and cash equivalents	$24,338	$24,338
Restricted cash	77,812	77,812
Accounts receivable, net of allowance for doubtful accounts of $4,115 in 2004	70,438	70,129
Inventories	12,818	12,818
Prepaid expenses and other assets	10,389	10,389
Assets held for sale, net of accumulated depreciation of $178,085 in 2004	361,504	361,504

Total current assets	557,299	556,990

Investment in real estate and related improvements, net of accumulated depreciation of $576,686 in 2004	2,032,965	2,032,965
Investment in unconsolidated subsidiaries	51,149	51,149
Notes and other receivables	24,366	23,686
Management contract costs, net of accumulated amortization $7,128 in 2004	4,826	4,826
Leasehold costs, net of accumulated amortization of $186 in 2004	6,537	6,537
Trade names, net of accumulated amortization of $42,739 in 2004	83,612	83,612
Deferred income taxes	—	—
Deferred acquisition costs	4,335	4,335
Deferred expenses, net of accumulated amortization of $62,123 in 2004	21,803	21,803
Other assets	4,586	4,586

Total assets	$2,791,478	$2,790,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,186	$17,891
Accrued payroll costs	49,928	49,138
Dividends payable	102,322	102,322
Accrued insurance and property taxes	41,884	41,884
Other accrued expenses	91,928	94,494
Advance deposits	36,637	36,637
Borrowings associated with assets held for sale	114,251	114,251
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	685,145	685,145

Total current liabilities	1,139,281	1,141,762

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	1,398,090	1,398,090
Derivative financial instruments	8,637	8,637
Income taxes payable	33,107	33,107
Deferred income	9,446	9,446
Minority interest in the Operating Partnerships	20,559	20,559
Minority interest in other consolidated subsidiaries	63,001	63,001
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 15,812,279 in 2004	158	158
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 171,386,918 in 2004	1,714	1,714
Additional paid in capital	4,298,445	4,298,445
Receivables from shareholders and affiliates	(6,855)	(6,855)
Accumulated other comprehensive income	(5,560)	(5,560)
Accumulated deficit	(4,168,545)	(4,172,015)

Total shareholders’ equity	119,357	115,887

Total liabilities and shareholders’ equity	$2,791,478	$2,790,489

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table reflects the effects of the restatement on the 2004 Consolidated Statement of Operations (in thousands, except per share amounts):

	AS PREVIOUSLY REPORTED	RESTATED
Revenues:
Room revenues	$491,564	$491,564
Food and beverage revenues	301,246	301,246
Other hotel revenues	150,979	150,979

Total hotel revenues	943,789	943,789
Management fee and service fee income	18,084	18,084
Interest and other income	3,641	3,641

Total revenues	965,514	965,514

Expenses:
Room expenses	118,366	118,366
Food and beverage expenses	198,750	198,750
Other hotel expenses	377,732	377,732

Total hotel expenses	694,848	694,848
General and administrative	85,958	87,441
Bond offering cancellation costs	—	—
Interest expense	192,281	192,281
Management, leasehold and license agreement costs	4,667	4,667
Loss (gain) on sale of assets	—	—
Loss on derivative financial instruments	4,983	4,983
Depreciation and amortization	100,834	100,834

Total expenses	1,083,571	1,085,054

Operating loss from continuing operations	(118,057)	(119,540)
Equity in earnings of unconsolidated subsidiaries	2,183	2,183

Loss from continuing operations before income taxes and minority interests	(115,874)	(117,357)
Income tax benefit	1,535	(143)

Loss from continuing operations before minority interests	(114,339)	(117,500)
Minority interest in consolidated subsidiaries	(9,589)	(9,589)

Loss from continuing operations	(123,928)	(127,089)
Discontinued operations:
Loss from operations of discontinued hotels	(315)	(624)
Impairment loss	(426,034)	(426,034)
HPT leasehold termination	—	—
Gain (loss) on sale of assets	40,831	40,831

Loss from discontinued operations before income taxes	(385,518)	(385,827)
Income tax benefit from discontinued operations	—	—

Loss from discontinued operations	(385,518)	(385,827)

Loss before accounting change	(509,446)	(512,916)
Cumulative effect of change in accounting principle, net of taxes	—	—

Net loss	$(509,446)	$(512,916)

Net loss attributable to common shareholders:
Net loss	$(509,446)	$(512,916)
Preferred stock dividends	(168,158)	(168,158)

Net loss attributable to common shareholders	$(677,604)	$(681,074)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.73)	$(1.75)
Loss from discontinued operations, net of taxes	(2.28)	(2.28)
Cumulative effect of change in accounting principle, net of taxes	—	—

Net loss per common share	$(4.01)	$(4.03)

The impact of the above adjustments on the Consolidated Statement of Cash Flows is not presented as it is immaterial and the net cash provided by operating activities remained unchanged.

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

Interstate

During 2000, Wyndham agreed to the redemption of its aggregate 55% non-voting economic interest (the “Wyndham Interest”) in Interstate Hotels, LLC (“IH LLC”), a principal operating subsidiary of Interstate Hotel Company (“IHC”). IH LLC transferred to us a management agreement for one hotel owned by us and amended management agreements with respect to six other hotels owned by us to reduce the management fees and to permit termination by the owner upon 30 days notice. In addition, IH LLC redeemed approximately 9% of the Wyndham Interest and substantially all of the remainder was converted into a preferred membership interest in IH LLC. As additional consideration for the redemption and conversion of the Wyndham Interest, we caused our representative on IHC’s Board of Directors to resign and relinquished our right to appoint a member to IHC’s Board of Directors in the future. In addition, we granted IHC an option exercisable within 90 days of October 20, 2000, to acquire all of IHC’s stock we owned at a weighted average trading price per share, provided that the purchase price not be less than $3.00 per share nor more than $4.00 per share. On December 3, 2000, the common stock was acquired for approximately $597. On July 12, 2001, IH LLC, pursuant to a redemption agreement, called for the redemption of our preferred interest in IH LLC. In consideration for the redemption, we received $8,250 in cash and two promissory notes in the amounts of $750 and $3,682, respectively. The notes were repaid in May 2002 and June 2002, respectively, by IHC. We recorded a gain of $2,003, net of previously recorded impairment of $16,499. The portion of the Wyndham Interest that was not converted into a preferred membership interest will remain outstanding. Thereafter, at any time on or after July 1, 2004, both IH LLC and Wyndham had the right to require that IH LLC redeem the remaining 1% non-controlling common interest at an amount that is the lesser of (a) the product of (i) five times IH LLC’s EBITDA as of December 31, 2003 and (ii) the percentage of total equity interest in IH LLC which is represented by the remaining 1% non-controlling common interest, or (b) approximately $433. The redemption of the remaining 1% non-controlling common interest under the agreement occurred in November 2004.

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

7. Computation of Earnings (Loss) Per Share:

Basic and diluted earnings per share have been computed as follows:

	Year Ended December 31,
	2004(1)	2003(1)	2002(1)
	(Restated)
Loss from continuing operations	$(127,089)	$(90,700)	$(144,490)
Loss from discontinued operations	(385,827)	(298,912)	(53,834)
Preferred stock dividends	(168,158)	(155,583)	(144,217)

Loss attributable to common shareholders before cumulative effect of accounting change	(681,074)	(545,195)	(342,541)
Cumulative effect of accounting change	—	—	(324,102)

Net loss attributable to common shareholders	$(681,074)	$(545,195)	$(666,643)

Weighted average number of shares outstanding	169,128	168,128	167,943

Loss per common share:
Loss from continuing operations	$(1.75)	$(1.46)	$(1.72)
Loss from discontinued operations	(2.28)	(1.78)	(0.32)
Accounting change	—	—	(1.93)

Net loss per common share	$(4.03)	$(3.24)	$(3.97)

(1)	For 2004, the dilutive effect of unvested stock grants of 11,307, options to purchase 7,149 shares of common stock at prices ranging from $0.95 to $30.40 and 184,078 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For 2003, the dilutive effect of unvested stock grants of 13,241, options to purchase 8,215 shares of common stock at prices ranging from $0.48 to $30.40 and 167,906 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For 2002, the dilutive effect of unvested stock grants of 13,708, options to purchase 9,684 shares of common stock at prices ranging from $0.85 to $30.40 and 153,325 shares of preferred stock were not included in the computation of diluted earnings per share because they are anti-dilutive.

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

$161,256

Employment Agreements—Executive Officers

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

As part of a separation agreement, we assumed a note receivable of $7,846 from a former senior executive officer. The note bears interest at 5.5% per annum and matures on August 13, 2005. The note is a full recourse note and is secured by the pledge of 449,818 Wyndham shares held by the former senior executive officer. The note receivable is included in the notes and other receivables on the consolidated balance sheet. As of December 31, 2004, principal and accrued interest in the amount of $9,739 remained outstanding on the loan. As of December 31, 2004, we had a reserve of $2,680 against the note.

Management Agreement—Wyndham Anatole Hotel

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Apollo Investors

During 2004, 2003 and 2002, we recognized hotel management, service and franchise fees in the aggregate amount of $2,954, $2,083 and $2,196, respectively, from hotels in which certain entities affiliated with the Apollo Investors hold an ownership interest.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.00–$3.04	3,477	7.5	$1.08	1,702	$1.34
$3.04–$6.08	2,757	4.2	4.30	2,757	4.30
$6.08–$9.12	1,320	2.2	6.36	1,320	6.36
$9.12–$12.16	376	0.8	11.10	376	11.10
$12.16–$15.20	102	1.5	12.69	102	12.69
$15.20–$18.24	426	2.0	17.58	426	17.58
$18.24–$21.28	8	3.3	18.59	8	18.59
$21.28–$24.32	122	3.4	22.54	122	22.54
$24.32–$27.36	—	—	—	—	—
$27.36–$30.40	107	2.8	30.40	107	30.40

	8,695	4.9	$4.96	6,920	$6.02

Weighted average fair values were calculated based on a theoretical pricing model. As our options are not traded on any exchange, employees receive no value from holding them without an increase in the stock price of the attached shares.

12. Income Taxes:

The income tax provision for the years ended December 31, 2004, 2003 and 2002, respectively, consists of the following:

	2004	2003	2002
	(Restated)
Current:
Federal	$165	$(81)	$2,935
State	5,301	5,611	6,652
Foreign	2,037	4,759	3,397

Total current	7,503	10,289	12,984

Deferred:
Federal	7,028	(49,801)	(90,577)
State	612	(7,720)	(14,156)
Foreign	(15,000)	(3,000)	—

Total deferred	(7,360)	(60,521)	(104,733)

Total income tax provision (benefit)	$143	$(50,232)	$(91,749)

	2004	2003	2002
	(Restated)
Income tax provision (benefit) reconciliation:
Income tax provision (benefit) from continuing operations	$143	$(50,232)	$(91,749)
Income tax benefit from discontinued operations	—	(65,808)	(37,398)

Total income tax provision (benefit)	$143	$(116,040)	$(129,147)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The reason for the difference between total tax expense and the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes is as follows:

	2004	2003	2002
	(Restated)
Tax at statutory rate	$(41,075)	$(48,812)	$(82,701)
State income taxes	(1,365)	(2,109)	(7,504)
Foreign taxes	2,037	4,759	3,397
Valuation allowance	74,732	—	6,935
Release of income tax reserve	(21,966)	(3,000)	(2,667)
Minority interest and other	(12,220)	(1,070)	(9,209)

Total income tax provision (benefit) from continuing operations	$143	$(50,232)	$(91,749)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2004 and 2003, respectively, are as follows:

	2004	2003
	(Restated)
Deferred tax assets:
Net operating losses	$407,717	$311,352
Hedging instruments	3,830	23,734
Other non-current assets	44,835	31,906

Total deferred tax assets	456,382	366,992
Valuation allowance	(343,840)	(105,449)

Net deferred asset	$112,542	$261,543

Deferred tax liabilities:
Depreciation	(80,145)	(198,447)
Management contracts and trade names	(26,123)	(32,899)
Other non-current liabilities	(6,274)	(13,072)

Total deferred tax liabilities	(112,542)	(244,418)

Net deferred income tax asset	$—	$17,125

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

As of December 31, 2004, Wyndham and certain affiliated subsidiaries have net operating loss carryforwards for Federal income tax purposes of approximately $1,020,000 which are available to offset future taxable income, if any, through 2024 subject to certain limitations. Net operating losses generally have a carryforward period of 20 years. None of Wyndham’s net operating loss carryforwards expire in 2005 to 2010, $5,588 expire in 2011 to 2012, $156,684 expire in 2013 to 2019 and $857,469 expire in 2020 to 2024. The utilization of $100,626 in net operating loss carryforwards are subject to further limitations, including annual and separate company limitations, under federal income tax law. In addition, the Company has approximately $41,703 of foreign net operating loss carryforwards subject to relevant country expiration and usage limitations.

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance relates to net operating losses and other deferred tax assets for which we believe that realization is uncertain. The valuation allowance increased $238,391 and $81,132 for the years ended December 31, 2004 and 2003, respectively.

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

The financial results for the assets we classify as held for sale are reflected as discontinued operations in the accompanying consolidated financial statements. The operating results of discontinued operations were as follows for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
	(Restated)
Hotel revenues	$442,147	$681,648	$1,065,678
Hotel expenses	(358,521)	(581,656)	(880,227)
Interest expense	(25,090)	(33,774)	(46,541)
Depreciation and amortization (1)	(58,214)	(118,703)	(183,460)
Other expenses	(946)	(2,412)	(2,017)

Loss from discontinued operations	$(624)	$(54,897)	$(46,567)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

(1)	In accordance with SFAS 144, we cease depreciation on properties after they have been identified as held for sale. The depreciation expense reflected above was recorded before the assets were identified as held for sale.

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

Year ended December 31, 2004 (Restated)	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$922,446	$6,725	$36,343	$965,514
Depreciation and amortization expense	99,112	1,189	533	100,834
Operating income (loss)	141,592	2,342	(263,474)	(119,540)
Segment assets	2,212,228	144,974	433,287	2,790,489
Capital additions	70,598	14,304	7,237	92,139

(1)	Operating income (loss) for 2004 includes a $953 credit related to derivative instruments.

Year ended December 31, 2003	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$782,198	$6,395	$37,164	$825,757
Depreciation and amortization expense	102,311	1,277	3,420	107,008
Operating income (loss)	92,062	1,747	(235,757)	(141,948)
Segment assets	2,643,692	341,490	815,070	3,800,252
Capital additions	52,609	6,717	265	59,591

(1)	Operating income (loss) for 2003 includes $15,832 of charges related to derivative instruments.

Year ended December 31, 2002	Wyndham branded	Non proprietary branded	Other(1)	Total
Total revenue	$794,227	$4,492	$38,306	$837,025
Depreciation and amortization expense	102,960	1,250	480	104,690
Operating income (loss)	96,561	487	(334,377)	(237,329)
Segment assets	2,615,480	1,054,631	803,347	4,473,458
Capital additions	46,762	28,633	4,521	79,916

(1)	Operating income (loss) for 2002 includes $68,843 of charges related to derivative instruments.

The following table represents revenue and long-lived asset information by geographic area for the years ended December 31, 2004, 2003 and 2002. Revenues are attributed to the United States and its territories and International based on the location of hotel properties.

2004 (Restated)	United States	International	Total
Revenues	$921,153	$44,361	$965,514
Segment assets	2,672,994	117,495	2,790,489

2003	United States	International	Total
Revenues	$786,478	$39,279	$825,757
Segment assets	3,685,939	114,313	3,800,252

2002	United States	International	Total
Revenues	$797,834	$39,191	$837,025
Segment assets	4,357,442	116,016	4,473,458

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

On August 15, 2003, we sold our 50 percent interest in a hotel for $2,000 in a non-cash transaction for the release of a mortgage debt obligation.

17. Quarterly Financial Information (unaudited):

	Three Months Ended
	March 31	June 30	September 30	December 31
2004				(Restated)
Total revenue	$274,655	$246,493	$204,467	$239,899
Loss from continuing operations	$(17,151)	$(17,681)	$(50,173)	$(42,084)
(Loss) income from discontinued operations	$(12,284)	$(335,552)	$34,537	$(72,528)
Net loss	$(29,435)	$(353,233)	$(15,636)	$(114,612)
Net loss per common share:
Basic	$(0.42)	$(2.33)	$(0.35)	$(0.93)
Diluted	$(0.42)	$(2.33)	$(0.35)	$(0.93)

	Three Months Ended
	March 31	June 30	September 30	December 31
2003
Total revenue	$232,409	$209,329	$181,801	$202,218
Loss from continuing operations	$(17,812)	$(21,673)	$(29,717)	$(21,498)
Loss from discontinued operations	$(89,600)	$(69,840)	$(59,380)	$(80,092)
Net loss	$(107,412)	$(91,513)	$(89,097)	$(101,590)
Net loss per common share:
Basic	$(0.87)	$(0.77)	$(0.76)	$(0.84)
Diluted	$(0.87)	$(0.77)	$(0.76)	$(0.84)

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

WYNDHAM INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

As of December 31, 2004, 2003 and 2002

(dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Cost, Expenses, Revenue	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
2004	$4,489	$9,777	$—	$10,151	$4,115
2003	5,172	15,625	—	16,308	4,489
2002	11,188	11,161	—	17,177	5,172

Allowance for deferred tax assets:
2004 (Restated)	$105,449	$238,391	$—	$—	$343,840
2003	24,317	81,132	—	—	105,449
2002	17,382	6,935	—	—	24,317

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

WYNDHAM INTERNATIONAL, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

As of December 31, 2004

(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (a)			Accumulated Depreciation (b)(c)	Year Built	Date of Acquisition
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total
Hilton Cleveland Independence, Ohio	11,316	2,760	12,264	29	(4,472)	2,789	7,792	10,581	(3,362)	1980	1995
Holiday Inn Houston Houston, Texas	—	333	2,324	4	(421)	337	1,903	2,240	(633)	1982	1995
Marriott Atlanta North Central Atlanta, Georgia	—	—	36,462	—	(24,735)	—	11,727	11,727	(3,701)	1975	1998
Park Plaza New Orleans New Orleans, Louisiana	—	2,463	23,630	43	(12,612)	2,506	11,018	13,524	(6,312)	1924	1995
Radisson Town & Country Houston, Texas	7,296	655	9,725	7	(3,756)	662	5,969	6,631	(2,608)	1986	1995
Wyndham Harrisburg Harrisburg, Pennsylvania	13,738	3,400	38,304	—	(25,191)	3,400	13,113	16,513	(4,194)	1980	1998
Wyndham City Center Washington, District of Columbia	—	3,657	30,569	—	3,677	3,657	34,246	37,903	(6,418)	1969	1997
Wyndham Syracuse Syracuse, New York	9,420	1,150	29,236	—	(8,926)	1,150	20,310	21,460	(5,308)	1977	1998
Wyndham Grand Bay Coconut Grove Miami, Florida	—	3,066	28,442	1,235	(13,280)	4,301	15,162	19,463	(4,991)	1983	1997

Assets Held for Sale	114,252	56,999	683,214	1,318	(297,318)	58,317	385,896	444,213	(129,008)

Total	$764,549	$247,217	$2,370,078	$19,361	$(52,983)	$266,578	$2,317,095	$2,583,673	$(464,716)

WYNDHAM INTERNATIONAL, INC.

NOTES TO SCHEDULE III

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
(a) Reconciliation of Real Estate:
Balance at beginning of period	$3,435,356	$3,739,606	$4,639,384
Additions during period:
Acquisitions	235,191	16,993	—
Improvements	40,401	35,591	31,195
Deductions during period:
Sale of properties	(1,127,275)	(356,834)	(930,973)

Balance at end of period	$2,583,673	$3,435,356	$3,739,606

(b) Reconciliation of Accumulated Depreciation:
Balance at beginning of period	$532,291	$474,737	$444,322
Additions during period:
Depreciation for the period	84,712	98,393	107,154
Deductions during period:
Sale of properties	(152,287)	(40,839)	(76,739)

Balance at end of period	$464,716	$532,291	$474,737

(c)	Depreciation is computed on buildings and improvements based upon a useful life of 35 years.

Reconciliation to Balance Sheet:
Investment in real estate per schedule III (Building & improvements)	$2,583,673	$3,435,356	$3,739,606
Furniture, fixture and equipment (A)	516,312	719,071	889,510
Renovations in progress (A)	29,328	15,711	29,543
Land held for development (A)	19,927	28,647	31,127

Fixed asset balance	3,149,240	4,198,785	4,689,786

Accumulated depreciation per schedule III (Building & improvements) (B)	(464,716)	(532,291)	(474,737)
Accumulated depreciation (FF&E) (B)	(290,055)	(489,356)	(532,742)
Equity investment held for sale (A)	—	—	6,405

Total fixed assets	2,394,469	3,177,138	3,688,712

Less assets held for sale, net - per the balance sheet	(361,504)	(238,330)	(77,256)

Total investment in real estate, net - per the balance sheet	$2,032,965	$2,938,808	$3,611,456

A - See schedule in footnote 3 on page F-21
Sum of B - See schedule in footnote 3 on page F-21	$(754,771)	$(1,021,647)	$(1,007,479)