Form 10-K/A
period 2004-12-31
WYNDHAM INTERNATIONAL INC
filed 2005-05-24
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 4

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

As of May 19, 2005, there were 172,790,395 shares of the registrant’s class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

EXPLANATORY NOTE: The purpose of this Amendment No. 4 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed on March 15, 2005, as amended by Amendment No. 1 on Form 10-K/A, which was filed on April 8, 2005, as amended by Amendment No. 2 on Form 10-K/A, which was filed on April 29, 2005, and as amended by Amendment No. 3, which was filed on May 17, 2005. This Amendment is being filed to correct an inadvertent omission in the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, on page F-2 of Amendment No. 3 on Form 10-K/A.

This amended Annual Report on Form 10-K/A has not been updated except as required to reflect the effects of the foregoing correction. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Annual Report on Form 10-K except for the foregoing correction. As a result, this amended Annual Report on Form 10-K/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Annual Report on Form 10-K.

i

WYNDHAM INTERNATIONAL, INC.

INDEX TO ANNUAL REPORT ON

FORM 10-K/A (AMENDMENT NO. 4) FILED WITH THE

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

As discussed in Note 2b of the notes to the consolidated financial statements, the following information has been restated to reflect adjustments to correct certain errors in the Company’s accounting for income taxes as well as other miscellaneous adjustments. As a result, all affected amounts herein have been restated. The restatement resulted in the Company adjusting its previously reported 2004 net loss of $509,446 ($4.01 per share) to net loss of $512,916 ($4.03 per share).

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management is not permitted to conclude that the Company’s internal control over financial reporting is effective if there are one or more material weaknesses in internal control over financial reporting. As of December 31, 2004, the Company did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. For the quarter ended March 31, 2005, the Company identified an additional adjustment of a write-off of income tax receivable related to 2004, which resulted in the restatement of the 2004 financial statements described in Note 2b. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

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

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2004, our management considered, among other things, the control deficiency related to the accounting for income taxes, which previously resulted in a material adjustment to the December 31, 2004 consolidated financial statements. In May 2005, an additional adjustment related to the accounting for income taxes, as well as other adjustments, resulted in the need to restate our previously issued 2004 consolidated financial statements as disclosed in Note 2b of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we have restated our previously issued financial statements solely because the cumulative impact of the error, if recorded in the March 31, 2005 interim consolidated financial statements, would have been material to the March 31, 2005 interim consolidated financial statements’s reported net income, our management has concluded that the adjustment related to accounting for income taxes provides further evidence of the previously disclosed material weakness. Furthermore, our management has concluded that the other control deficiencies related to the other adjustments did not constitute a material weakness, individually or when aggregated.

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

Dated: May 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities in which signed	Date

/S/ FRED J. KLEISNER Fred J. Kleisner	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 23, 2005

/S/ ELIZABETH SCHROEDER Elizabeth Schroeder	Executive Vice President and Chief Financial Officer (principal financial officer)	May 23, 2005

/S/ TIMOTHY L. FIELDING Timothy L. Fielding	Executive Vice President and Chief Accounting Officer (principal accounting officer)	May 23, 2005

/S/ KARIM ALIBHAI* Karim Alibhai	Director	May 23, 2005

/S/ MARC A. BEILINSON* Marc A. Beilinson	Director	May 23, 2005

/S/ LEON D. BLACK* Leon D. Black	Director	May 23, 2005

/S/ LEONARD BOXER* Leonard Boxer	Director	May 23, 2005

/S/ ADELA CEPEDA* Adela Cepeda	Director	May 23, 2005

/S/ MILTON FINE* Milton Fine	Director	May 23, 2005

/S/ LEE HILLMAN* Lee Hillman	Director	May 23, 2005

Signature	Capacities in which signed	Date

/S/ THOMAS H. LEE* Thomas H. Lee	Director	May 23, 2005

/S/ ALAN M. LEVENTHAL* Alan M. Leventhal	Director	May 23, 2005

/S/ WILLIAM MACK* William Mack	Director	May 23, 2005

/S/ LEE S. NEIBART* Lee S. Neibart	Director	May 23, 2005

/S/ MARC J. ROWAN* Marc J. Rowan	Director	May 23, 2005

/S/ ROLF E. RUHFUS* Rolf E. Ruhfus	Director	May 23, 2005

/S/ LAWRENCE J. RUISI* Lawrence J. Ruisi	Director	May 23, 2005

/S/ SCOTT A. SCHOEN* Scott A. Schoen	Director	May 23, 2005

/S/ SCOTT M. SPERLING* Scott M. Sperling	Director	May 23, 2005

/S/ LYNN C. SWANN* Lynn C. Swann	Director	May 23, 2005

/S/ SHERWOOD M. WEISER* Sherwood M. Weiser	Director	May 23, 2005

*	By Fred J. Kleisner, Attorney-in-Fact

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, Wyndham International, Inc. did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. For the quarter ended March 31, 2005, the Company identified an additional adjustment of a write-off of income tax receivable related to 2004, which resulted in the restatement of the 2004 financial statements described in Note 2b. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 15, 2005 with respect to our opinion relating to the consolidated financial statements and financial statement schedules, except for Note 2b to the consolidated financial statements related to accounting for income taxes, as to which the date is May 16, 2005, and April 8, 2005 with respect to our opinions relating to internal control over financial reporting, except for the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 16, 2005

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