Form 10-Q
period 2005-06-30
WYNDHAM INTERNATIONAL INC
filed 2005-08-05
CIK 715273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s class A common stock, par value $.01 per share, as of the close of business on July 26, 2005, was 172,794,895.

WYNDHAM INTERNATIONAL, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$39,282	$24,338
Restricted cash	160,620	77,812
Accounts receivable, net of allowance for doubtful accounts of $1,925 in 2005 and $4,115 in 2004	67,292	70,129
Inventories	11,034	12,818
Prepaid expenses and other assets	9,222	10,389
Assets held for sale, net of accumulated depreciation of $10,856 in 2005 and $178,085 in 2004	15,835	361,504

Total current assets	303,285	556,990

Investment in real estate and related improvements, net of accumulated depreciation of $628,539 in 2005 and $576,686 in 2004	2,015,389	2,032,965
Investment in unconsolidated subsidiaries	51,548	51,149
Notes and other receivables	18,105	23,686
Derivative financial instruments	355	—
Management contract costs, net of accumulated amortization $7,281 in 2005 and $7,128 in 2004	4,113	4,826
Leasehold costs, net of accumulated amortization of $45 in 2005 and $186 in 2004	88	6,537
Trade names, net of accumulated amortization of $46,144 in 2005 and $42,739 in 2004	80,283	83,612
Deferred acquisition costs	1,776	4,335
Deferred expenses, net of accumulated amortization of $15,312 in 2005 and $62,123 in 2004	35,638	21,803
Other assets	4,344	4,586

Total assets	$2,514,924	$2,790,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,864	$17,891
Accrued payroll costs	35,286	49,138
Dividends payable	116,933	102,322
Accrued insurance and property taxes	47,812	41,884
Other accrued expenses	85,118	94,494
Advance deposits	27,828	36,637
Borrowings associated with assets held for sale	—	114,251
Current portion of borrowings under credit facility, term loans, mortgage notes and capital lease obligations	211,761	685,145

Total current liabilities	533,602	1,141,762

Borrowings under credit facility, term loans, mortgage notes and capital lease obligations	1,757,787	1,398,090
Derivative financial instruments	—	8,637
Income taxes payable	33,996	33,107
Deferred income	10,233	9,446
Minority interest in the Operating Partnerships	20,559	20,559
Minority interest in other consolidated subsidiaries	59,514	63,001
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized: 150,000,000 shares; shares issued and outstanding: 16,558,638 in 2005 and 15,812,279 in 2004	166	158
Common stock, $0.01 par value; authorized: 750,000,000 shares; shares issued and outstanding: 172,794,895 in 2005 and 171,386,918 in 2004	1,728	1,714
Additional paid in capital	4,375,355	4,298,445
Receivables from shareholders	(6,855)	(6,855)
Accumulated other comprehensive income	(859)	(5,560)
Accumulated deficit	(4,270,302)	(4,172,015)

Total shareholders’ equity	99,233	115,887

Total liabilities and shareholders’ equity	$2,514,924	$2,790,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Room revenues	$135,467	$125,736	$281,783	$265,567
Food and beverage revenues	83,546	78,624	167,319	163,317
Other hotel revenues	38,359	37,517	83,400	82,415

Total hotel revenues	257,372	241,877	532,502	511,299
Management fee and service fee income	5,567	4,088	10,936	8,805
Interest and other income	1,296	528	2,081	1,044

Total revenues	264,235	246,493	545,519	521,148

Expenses:
Room expenses	31,571	30,007	63,363	60,993
Food and beverage expenses	51,730	51,335	104,431	104,693
Other hotel expenses	95,439	95,986	195,973	195,622

Total hotel expenses	178,740	177,328	363,767	361,308
General and administrative	27,054	16,895	42,517	31,138
Interest expense	43,207	48,667	89,451	98,781
Loss (gain) on derivative financial instruments	181	(2,402)	(10)	1,934
Loss on extinguishment of debt	19,925	—	19,925	—
Depreciation and amortization	29,150	27,959	56,664	59,620

Total expenses	298,257	268,447	572,314	552,781

Operating loss from continuing operations	(34,022)	(21,954)	(26,795)	(31,633)
Equity in earnings of unconsolidated subsidiaries	1,008	575	1,381	1,366

Loss from continuing operations before income taxes and minority interests	(33,014)	(21,379)	(25,414)	(30,267)
Income tax (provision) benefit	(1,366)	3,783	(3,104)	(1,834)

Loss from continuing operations before minority interests	(34,380)	(17,596)	(28,518)	(32,101)
Minority interest in consolidated subsidiaries	(3,306)	(1,923)	(9,423)	(9,420)

Loss from continuing operations	(37,686)	(19,519)	(37,941)	(41,521)
Discontinued operations:
Income (loss) from operations of discontinued hotels	1,560	4,382	3,817	(70)
Impairment loss	—	(340,258)	—	(342,221)
Gain on sale of assets	2,795	2,162	25,083	1,144

Income (loss) from discontinued operations before income taxes	4,355	(333,714)	28,900	(341,147)
Income tax provision from discontinued operations	—	—	—	—

Income (loss) from discontinued operations	4,355	(333,714)	28,900	(341,147)

Net loss	$(33,331)	$(353,233)	$(9,041)	$(382,668)

Net loss attributable to common shareholders:
Net loss	$(33,331)	$(353,233)	$(9,041)	$(382,668)
Preferred stock dividends	(45,056)	(41,622)	(89,246)	(82,435)

Net loss attributable to common shareholders	$(78,387)	$(394,855)	$(98,287)	$(465,103)

Basic and diluted income (loss) per common share:
Loss from continuing operations, net of taxes	$(0.48)	$(0.36)	$(0.74)	$(0.73)
Income (loss) from discontinued operations, net of taxes	0.03	(1.97)	0.17	(2.03)

Net loss per common share	$(0.45)	$(2.33)	$(0.57)	$(2.76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,041)	$(382,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,664	94,561
Amortization of unearned stock compensation	891	1,465
Amortization of deferred loan costs	8,714	15,779
Loss on extinguishment of debt	12,393	—
Net gain on sale of assets	(25,083)	(1,144)
Gain on derivative financial instruments	(4,808)	(23,000)
Impairment loss on assets	—	342,221
Write-off of intangible assets	558	(202)
Write-off of deferred acquisition costs	3,836	1,276
Provision for bad debt expense	281	(277)
Equity in earnings of unconsolidated subsidiaries	(1,381)	(1,366)
Minority interest in consolidated subsidiaries	9,530	9,528
Deferred income taxes and reserve items	889	(1,470)
Changes in assets and liabilities:
Accounts receivable and other assets	6,823	(10,489)
Inventory	1,784	1,016
Deferred income	169	118
Accounts payable and other accrued expenses	(46,818)	(1,053)

Net cash provided by operating activities	15,401	44,295

Cash flows from investing activities:
Improvements and additions to hotel properties	(45,578)	(28,723)
Proceeds from sale of assets	394,380	161,921
Changes in restricted cash accounts	(82,808)	33,335
Collection on other notes receivable	5,946	604
Advances on other notes receivable	(6)	(38)
Deferred acquisition costs	(939)	(118)
Investment in unconsolidated subsidiaries	(934)	—
Other	(240)	(235)

Net cash provided by investing activities	269,821	166,746

Cash flows from financing activities:
Borrowings under credit facility and mortgage notes	1,519,245	45,000
Repayments of borrowings under credit facility and mortgage notes	(1,747,184)	(234,894)
Payment of deferred loan costs	(34,615)	(1,794)
Distributions made to minority interest in other consolidated subsidiaries	(7,930)	(6,235)
Other	11	9

Net cash used in financing activities	(270,473)	(197,914)

Effect of exchange rate changes on cash and cash equivalents	195	229

Net increase in cash and cash equivalents	14,944	13,356
Cash and cash equivalents at beginning of period	24,338	62,441

Cash and cash equivalents at end of period	$39,282	$75,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(unaudited)

1.	Organization:

Wyndham International, Inc. (together with its consolidated subsidiaries, “we,” “us,” “Wyndham” or the “Company”) is a fully integrated hotel enterprise that operates primarily in the upper upscale and luxury segments. As of June 30, 2005, we owned interests in 30 hotels with approximately 11,800 guestrooms and leased 4 hotels from third parties with approximately 800 guestrooms. In addition, we managed 36 hotels for third party owners with approximately 9,900 guestrooms, franchised 68 hotels with approximately 14,600 guestrooms and had a strategic alliance with a third party for eight hotels with approximately 2,400 guestrooms.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

2.	Merger:

On June 14, 2005, we entered into a definitive Merger Agreement to be acquired by an affiliate of The Blackstone Group. Under the terms of the Merger Agreement, Blackstone will acquire all of our outstanding shares of common stock for $1.15 per share in cash. Under the terms of the Merger Agreement the holders of shares of series A and series B Preferred Stock will receive $72.17 per share in cash, subject to potential adjustment to reflect additional shares issued as dividends after June 30, 2005. Our board of directors unanimously approved the Merger Agreement and recommended approval by our stockholders.

The completion of the Merger Agreement is conditioned, among other things, on the approval by our stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The completion of the Merger Agreement is not subject to the receipt of financing by Blackstone. The closing of the Merger Agreement is expected to occur as soon as practicable following the annual stockholder meeting to be held on August 11, 2005.

We previously entered into a definitive Recapitalization Agreement, dated as of April 14, 2005, with certain investors of our series B Preferred Stock in which all outstanding shares of series A and series B Preferred Stock would be converted into common stock. The transactions contemplated by the Recapitalization Agreement will occur only if the Merger Agreement is terminated prior to the completion of the merger with Blackstone.

3.	Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Wyndham, our wholly-owned subsidiaries, and the partnerships, corporations, and limited liability companies in which we own a controlling interest, after the elimination of all significant intercompany accounts and transactions.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Partnerships, Corporations and Limited Liability Companies

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”) which requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted FIN 46R as of January 1, 2004.

Stock Compensation

We account for our stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and we intend to continue to do so until we are required to expense stock-based employee compensation in compliance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). The Securities and Exchange Commission (the “SEC”) issued a rule on April 14, 2005 amending the effective date for SFAS 123R. Under the rule, SFAS 123R will become effective beginning January 1, 2006. Pursuant to the Merger Agreement with the Blackstone Group, all of our outstanding stock options will be exercised or cancelled upon closing of the merger, which is expected to close as soon as practicable following the annual stockholder meeting to be held on August 11, 2005. At June 30, 2005, no stock-based employee compensation cost has been charged to earnings for options, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. If the compensation cost for our stock option-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method required by SFAS 123, “Accounting for Stock-Based Compensation”, our net loss and loss per common share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(78,387)	$(394,855)	$(98,287)	$(465,103)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(312)	(154)	(469)

Pro forma net loss attributable to common shareholders	$(78,463)	$(395,167)	$(98,441)	$(465,572)

Earnings per share:
Basic and diluted loss per common share—as reported	$(0.45)	$(2.33)	$(0.57)	$(2.76)
Basic and diluted loss per common share—pro forma	$(0.45)	$(2.33)	$(0.57)	$(2.76)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Intangibles

Our intangible assets are as follows:

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Management contract costs	$11,394	$(7,281)	$11,954	$(7,128)
Leasehold costs	133	(45)	6,723	(186)
Trade name costs	121,927	(46,144)	121,851	(42,739)

Total amortized intangible assets	$133,454	$(53,470)	$140,528	$(50,053)

Unamortized intangible assets
Goodwill	$391		$391
Trademark	4,500		4,500

Total unamortized intangible assets	$4,891		$4,891

The aggregate amortization expense for the six-month periods ended June 30, 2005 and 2004 was $5,901 and $6,161, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2005	$4,208
2006	$8,410
2007	$7,782
2008	$7,764
2009	$7,561

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

Recent Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003, except for

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that a mandatorily redeemable minority interest within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $11,142 in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $6,306.

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting permitted under APB 25, and requires companies to expense the fair value of employee stock options and similar share-based payment awards. Under SFAS 123R, share-based payment awards are expensed based on the fair value of the awards on their grant dates and the estimated number of awards that are expected to vest. The fair values of the share-based payment awards are estimated using an option-pricing model that appropriately reflects a company’s specific circumstances and the economics of the company’s share-based payment transactions. Compensation expense for share-based payment awards, along with the related tax effects, is recognized as the awards vest. SFAS 123R also requires the tax benefit associated with these share-based payment awards be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. The provisions of SFAS 123R apply to all outstanding and unvested share-based payment awards at the company’s adoption date. SFAS 123R offers alternative transition methods of adopting this final rule. The SEC issued a rule on April 14, 2005 amending the effective date for SFAS 123R. Under the rule, SFAS 123R will become effective beginning January 1, 2006.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation with no effect on previously reported amounts of income or accumulated deficits.

4.	Disposition of Assets

During the six months ended June 30, 2005, we sold our investments in 23 hotels to a private investment fund managed by Goldman Sachs and affiliates of Highgate Holdings and three additional hotel properties in separate transactions. We also sold our leasehold interest in the Wyndham Manhattan and sold other land parcels during the six months ended June 30, 2005. We received net cash proceeds from these asset sales of approximately $255,397, after the repayment of mortgage debt of $138,983. We recorded a net gain of $25,083 as a result of these asset sales. Also, we used $221,091 of the net cash proceeds to pay down a portion of the senior credit facility and term loans and we retained the rest of the net cash proceeds in accordance with the terms of the senior credit facilities.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

5.	Investment in Wyndham Anatole

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

The Wyndham Anatole management contract met the FIN 46R criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21,000 and is backed by a letter of credit. This $21,000 letter of credit triggers consolidation due to Wyndham being exposed to the majority of the risks of loss. As of June 30, 2005, $4,667 had been drawn against this letter of credit. Even though our risk of loss is limited solely to the $21,000, our projections indicate that there is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and, therefore, the owner has no risk of loss.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

We consolidated the Wyndham Anatole as of June 30, 2005 and December 31, 2004 and for the three and six-month periods ended June 30, 2005 and June 30, 2004. This consolidation results in an increase of $304,330 and $310,172 in consolidated Wyndham assets at June 30, 2005 and December 31, 2004, respectively. Our balance sheet also reflects the Wyndham Anatole mortgage debt and capital lease obligations of $166,923 and $168,891 at June 30, 2005 and December 31, 2004, respectively, even though we are not a party to nor guarantor of this debt. Our net loss does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

Condensed financial information of the Wyndham Anatole is set forth below:

Condensed Balance Sheet:

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$5,156	$1,141
Restricted cash	4,708	4,785
Accounts receivable, net of allowance for doubtful accounts of $366 in 2005 and $368 in 2004	5,334	8,952
Investment in real estate and related improvements, net of accumulated depreciation of $40,162 in 2005 and $32,354 in 2004	287,498	293,745
Other assets	1,634	1,549

Total assets	$304,330	$310,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade accounts payable	$1,292	$2,198
Accrued payroll costs	2,165	3,164
Accrued insurance and property taxes	1,600	3,086
Other liabilities	2,646	3,344
Advance deposits	1,004	1,672
Intercompany items with Wyndham	86,634	88,852
Mortgage debt and capital lease obligations	166,923	168,891
Minority interest	42,066	38,965
Wyndham equity	—	—

Total liabilities and shareholders’ equity	$304,330	$310,172

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Condensed Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Room revenues	$10,970	$9,822	$23,734	$23,241
Food and beverage revenues	15,219	12,137	31,576	29,362
Other hotel revenues	2,166	1,999	3,784	3,678

Total revenues	28,355	23,958	59,094	56,281

Expenses:
Room expenses	2,763	2,197	5,739	5,276
Food and beverage expenses	7,566	7,189	15,911	15,945
Other hotel expenses	7,545	7,683	15,451	15,986

Total hotel expenses	17,874	17,069	37,101	37,207
Interest expense	3,136	3,208	6,286	6,403
Depreciation and amortization	4,777	2,490	7,808	4,713

Total expenses	25,787	22,767	51,195	48,323

Income before intercompany items and minority interest	2,568	1,191	7,899	7,958
Intercompany items with Wyndham	662	727	1,339	1,456
Minority interest	(3,230)	(1,918)	(9,238)	(9,414)

Net income attributable to Wyndham equity	$—	$—	$—	$—

6.	Line of Credit Facility, Term Loans, Mortgage and Other Notes and Capital Lease Obligations:

On May 10, 2005, we completed the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt. We entered into a refinancing of approximately $1,650,000 of our debt, extending our corporate debt maturities to 2011. This represented approximately 90 percent of our outstanding debt at the time of the closing. Additionally, the debt pre-funds up to $100,000 of capital to invest in our owned and leased properties.

During the three and six months ended June 30, 2005, we recorded a loss on the extinguishment of debt of $19,925 (including $7,532 of cash expenses related to replacement debt) resulting from the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt.

As a result of existing financing agreements, the separate assets and liabilities of the special purpose entities which own directly or indirectly the Wyndham Baltimore, Wyndham Boston, Wyndham El San Juan Hotel and Casino, Wyndham Bel Age, Wyndham San Diego, Wyndham Philadelphia, Wyndham Buttes Resort, Wyndham Burlington, Wyndham Northwest Chicago, Wyndham El Conquistador Resort and Country Club, Wyndham Ft. Lauderdale Airport, Wyndham Casa Marina Resort, Wyndham Reach Resort, Wyndham Atlanta Downtown and Wyndham Condado Plaza properties are not available to pay the debts of consolidated Wyndham and do not constitute obligations of consolidated Wyndham. However, amounts permitted to be distributed by such special purpose entities to consolidated Wyndham are available to consolidated Wyndham in accordance with such existing financing agreements.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Outstanding borrowings as of June 30, 2005 and December 31, 2004 under the line of credit, term loans, various mortgage and other notes and capital lease obligations consisted of the following:

Description	June 30, 2005	December 31, 2004	Amortization	Interest Rate(1)	Maturity
Revolving credit facility IV	$—	$68,589	None	LIBOR + 5.75%	April 1, 2006(2)
Revolving credit facility	20,368	—	None	LIBOR + 3.25%	May 10, 2011(2)
Term loans I	—	870,794	(3)	LIBOR + 5.75%(4)	June 30, 2006(2)
Term loans II	—	284,196	(5)	LIBOR + 5.75%	April 1, 2006(2)
Term loans B	528,675	—	(6)	LIBOR + 3.25%	May 10, 2011(2)
Term loans C	139,650	—	(7)	LIBOR + 8.00%	December 10, 2011(2)
Lehman Brothers Holdings Inc. II	—	128,015	(8)	LIBOR + 1.8%	August 10, 2005(2)
Lehman Brothers Holdings Inc. III	—	10,735	(9)	LIBOR + 5.57%	September 10, 2005(9)
Lehman Brothers Holdings Inc. IV	167,736	266,094	(10)	8.33%(10)	July 8, 2006(11)
Lehman Brothers Holdings Inc. (Condado)	91,887	92,740	(12)	LIBOR + 4.25%(12)	November 9, 2005
Eight-property CMBS	675,000	—	None	LIBOR + 3.37%	June 9, 2007(13)
Six-property mezzanine loan	100,000	—	None	LIBOR + 5.75%	July 31, 2005(14)
CSFB Pool	—	28,040	None	LIBOR + 1.2%	July 9, 2006(2)
Nomura Securities (Buena Vista)	39,628	40,626	(15)	9.11%	March 11, 2016
Other mortgage notes payable	—	198,300	Various	(16)	(2)
Unsecured financing	1,510	1,510	None	10.50%	May 15, 2006
Capital lease obligations	38,171	38,956
Capital lease obligations (Wyndham Anatole)	514	621
Cigna Insurance (Wyndham Anatole)	166,409	168,270	(17)	7.48%	August 1, 2011

	$1,969,548	$2,197,486
Less current portion:
Mortgage debt-assets held for sale	—	(114,251)
Current portion of borrowings	(211,761)	(685,145)

Long term debt	$1,757,787	$1,398,090

(1)	The weighted average interest rate on our debt was 7.46% and 7.04% as of June 30, 2005 and December 31, 2004, respectively.

(2)	On May 10, 2005, we completed the refinancing of our revolving credit facility, term loans and the majority of our mortgage debt. The maturity date for the new revolving credit facility and term loan B is May 10, 2011. The maturity date for term loan C is December 10, 2011.

(3)	A principal payment of $5,000 was paid each six months.

(4)	1% of the interest rate spread was paid-in-kind.

(5)	A principal payment of 0.5% of the outstanding principal balance was paid each six months.

(6)	A principal payment of $1,325 is paid each quarter.

(7)	A principal payment of $350 is paid each quarter.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

(8)	The loan was collateralized by three hotel properties. We made scheduled amortization payments as set forth in the loan agreement.

(9)	The mortgaged hotel properties were sold on March 24, 2005 and the debt was paid in full.

(10)	The loan is collateralized by six hotel properties with a net book value of $284,898 as of June 30, 2005. We must make scheduled amortization payments as set forth in the loan agreement. The interest rate is the sum of (x) the greater of (i) LIBOR or (ii) 2.5% plus (y) the then effective spread as set forth in the loan agreement. As of June 30, 2005, the spread is 4.99% and LIBOR is 3.34%, which results in a current interest rate of 8.33%. The interest rate is adjustable as LIBOR and the spread changes over the life of the loan. Over the life of the loan, the average spread is 5%.

(11)	The maturity date was July 8, 2005 as of June 30, 2005, but was subsequently extended to July 8, 2006. The loan agreement provides that we can elect to extend the term of the loan for two additional twelve-month periods, provided that there is not a default under the loan and other statutory conditions are met which are within our control.

(12)	The loan is collateralized by one hotel property with a net book value of $98,351 as of June 30, 2005. The interest rate has a 2% LIBOR floor. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other statutory conditions are met which are within our control.

(13)	The loan is collateralized by eight hotel properties with a net book value of $588,644 as of June 30, 2005. The loan agreement provides that we can elect to extend the term of the loan for three additional twelve-month periods, provided that there is not a default under the loan and other statutory conditions are met which are within our control.

(14)	The loan is collateralized by the six hotel properties that also collateralize the Lehman Brothers Holdings Inc. IV loan. The maturity date was July 31, 2005 as of June 30, 2005, but has been subsequently extended to August 31, 2005.

(15)	The loan is collateralized by one hotel property with a net book value of $130,820 as of June 30, 2005. We must make scheduled amortization payments over 20 years as set forth in the loan agreement.

(16)	Interest rates included a fixed rate of 9.08% and variable rates ranging from LIBOR plus 1.5% to LIBOR plus 4.5%. Maturity dates ranged from 2005 to 2007.

(17)	The loan is collateralized by the Anatole hotel with a net book value of $287,498 as of June 30, 2005. We are not party to nor guarantor of this loan. (See note 5 to the Condensed Consolidated Financial Statements).

Under the terms of the related loan agreements and capital lease obligations, principal amortization and balloon payment requirements at June 30, 2005 are as follows:

Year	Amount
Remainder of 2005	$200,962	(1)
2006	182,682	(2)
2007	690,314
2008	14,760
2009	13,993
2010 and thereafter	866,837

	$1,969,548	(3)

(1)

We can elect to extend $91,887 for three additional twelve-month periods provided there is not a default under the loan and other statutory conditions are met which are within our control. The remaining maturities include a

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

$100,000 six-property mezzanine loan, which was due July 31, 2005 as of June 30, 2005 but has been subsequently extended to August 31, 2005, and $9,075 million related to normal principal amortization.

(2)	We can elect to extend $166,069 for two additional twelve-month periods provided there is not a default under the loan and other statutory conditions are met which are within our control.

(3)	The Wyndham Anatole debt and capital lease obligations of $166,923 are included, however, we are not a party to nor guarantor of this debt (see note 5 to the condensed consolidated financial statements).

7.	Derivatives:

We manage our debt portfolio by using interest rate caps and swaps to achieve an overall desired position of fixed and floating rates. The fair value of interest rate hedge contracts is estimated based on quotes from the market makers of these instruments and represents the estimated amounts we would expect to receive or pay to terminate the contracts. Credit and market risk exposures are limited to the net interest differentials and counterparty risk. At June 30, 2005, the estimated fair value of the interest rate hedges represented an asset of $355. We have no embedded derivatives under SFAS 133, as amended, at June 30, 2005.

The following table represents the derivatives in place as of June 30, 2005:

	Notional Amount	Maturity Date	Swap Rate	Cap Rate	Floor Rate	Trigger Level	Fair Value
Type of Hedge:
Interest Rate Cap(2)	$267,272	7/9/05	n/a	4.25%	n/a	n/a	$—
Interest Rate Cap(2)	145,785	7/9/05	n/a	4.25%	n/a	n/a	—
Interest Rate Cap(2)	104,070	7/1/05	n/a	9.75%	n/a	n/a	—
Interest Rate Cap(2)	171,497	8/10/05	n/a	7.25%	n/a	n/a	—
Interest Rate Cap(2)	19,227	9/10/05	n/a	7.00%	n/a	n/a	—
Interest Rate Cap(2)	12,497	9/10/05	n/a	7.00%	n/a	n/a	—
Interest Rate Cap(2)	6,729	9/10/05	n/a	7.00%	n/a	n/a	—
Interest Rate Cap(1)	91,887	11/15/05	n/a	5.75%	n/a	n/a	—
Interest Rate Cap(2)	13,300	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap(2)	12,000	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap(2)	5,800	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap(2)	3,900	9/2/06	n/a	7.00%	n/a	n/a	—
Interest Rate Cap(2)	100,000	8/9/07	n/a	5.50%	n/a	n/a	62
Interest Rate Cap(1)	475,000	6/9/07	n/a	5.50%	n/a	n/a	200
Interest Rate Cap(1)	50,000	6/9/07	n/a	5.50%	n/a	n/a	21
Interest Rate Cap(1)	50,000	6/9/07	n/a	5.50%	n/a	n/a	21
Interest Rate Cap(1)	100,000	6/9/07	n/a	5.50%	n/a	n/a	42

	$1,628,964						$346

Interest Rate Swap(2)	$26,872	9/30/05	4.62%	n/a	n/a	n/a	$9
Interest Rate Swap(2)	26,425	12/30/05	7.00%	n/a	n/a	5.61%	—

	$53,297						$9

Total Caps and Swaps	$1,682,261						$355

(1)	Effective derivatives.

(2)	Ineffective derivatives.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

For the three months ended June 30, 2005, we recorded a loss of $91 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings and a charge of $659 (net of taxes of $0) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. In addition, during the three months ended June 30, 2005, we paid $90 in settlement payments for the ineffective hedges.

For the three months ended March 31, 2005, we recorded a gain of $8,207 for the change in the value of the ineffective interest rate hedge contracts through earnings and a credit of $76 (net of taxes of $0) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended March 31, 2005, we recorded amortization of $594 (net of taxes of $0) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. Additionally, we paid $4,708 in settlement payments for the ineffective hedges and recorded a charge to earnings of $2,714 and a credit to other comprehensive income of $4,748 to write-off expired derivative instruments during the three months ended March 31, 2005. The charge to earnings and credit to other comprehensive income for the write-off of expired derivative instruments resulted from transition adjustments recorded upon adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001.

For the three months ended June 30, 2004, we recorded a gain of $16,453 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings and a charge of $20 (net of taxes of $14) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended June 30, 2004, we recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. In addition, during the three months ended June 30, 2004, we paid $12,566 in settlement payments for the ineffective hedges.

For the three months ended March 31, 2004, we recorded a gain of $9,516 for the change in the fair market value of the ineffective interest rate hedge contracts through earnings and a charge of $149 (net of taxes of $99) to other comprehensive income for the change in the fair market value of the effective interest rate hedge contracts. Also, during the three months ended March 31, 2004, we recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. In addition, during the three months ended March 31, 2004, we paid $12,368 in settlement payments for the ineffective hedges.

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objectives and strategies for undertaking various hedge transactions. This process includes linking

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

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

8.	Comprehensive Income:

SFAS 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the three and six-month periods ended June 30, 2005 and 2004 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(33,331)	$(353,233)	$(9,041)	$(382,668)
Change in unrealized gain on securities held for sale	153	(6)	24	19
Change in unrealized foreign translation loss	(156)	5	(82)	272
Change in unrealized loss on derivative instruments	(659)	911	4,759	1,653

Total comprehensive income	$(33,993)	$(352,323)	$(4,340)	$(380,724)

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

9.	Computation of Earnings Per Share:

Basic and diluted income (loss) per share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005(1)	2004(1)	2005(1)	2004(1)
Loss from continuing operations	$(37,686)	$(19,519)	$(37,941)	$(41,521)
Income (loss) from discontinued operations	4,355	(333,714)	28,900	(341,147)
Preferred stock dividends	(45,056)	(41,622)	(89,246)	(82,435)

Net loss attributable to common shareholders	$(78,387)	$(394,855)	$(98,287)	$(465,103)

Weighted average number of shares outstanding	172,703	169,361	172,355	168,808

Income (loss) per common share:
Loss from continuing operations	$(0.48)	$(0.36)	$(0.74)	$(0.73)
Income (loss) from discontinued operations	0.03	(1.97)	0.17	(2.03)

Net loss per common share	$(0.45)	$(2.33)	$(0.57)	$(2.76)

(1)	For the three months ended June 30, 2005, the dilutive effect of unvested stock grants of 5,076, options to purchase 8,225 shares of common stock at prices ranging from $0.20 to $30.40 and 192,766 shares of preferred stock on an as-converted basis were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended June 30, 2004, the dilutive effect of unvested stock grants of 11,458, options to purchase 15,186 shares of common stock at prices ranging from $0.20 to $30.40 and 175,799 shares of preferred stock on an as-converted basis were not included in the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2005, the dilutive effect of unvested stock grants of 5,578, options to purchase 8,225 shares of common stock at prices ranging from $0.20 to $30.40 and 192,766 shares of preferred stock on an as-converted basis were not included in the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2004 the dilutive effect of unvested stock grants of 12,276, options to purchase 15,186 shares of common stock at prices ranging from $0.20 to $30.40 and 175,799 shares of preferred stock on an as-converted basis were not included in the computation of diluted earnings per share because they are anti-dilutive.

10.	Commitments and Contingencies:

Employee Separation Agreements

During 2004, we implemented organizational changes to better align our costs with our revenue structure upon the completion of our plan to sell our non-strategic assets. These organizational changes included a reduction in our workforce. We entered into separation agreements with certain employees which require them to render services until their termination date in order to receive termination benefits. The liability related to these termination benefits is being recognized ratably over the employees’ service periods in accordance with the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. We estimate that approximately $2,421 will be paid in the remainder of 2005 related to these separation agreements, of which $2,223 is included in accrued payroll costs in the condensed consolidated balance sheet as of June 30, 2005, with the remainder to be expensed ratably over the remaining 2005 service period.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Contingencies

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud stockholders about their intentions to acquire numerous hotels and saddle Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging discovery. The Court has not yet certified a class. On or about February 28, 2005, the parties entered into a stipulation of settlement. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1,000 to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time.

We have also agreed that in the event that the holders of the series B preferred stock convert the series B preferred stock into common stock of Wyndham at any time on or before December 31, 2005, the members of the settlement class shall have the right to participate in a rights offering. In the rights offering, each class member will have the right to purchase that number of shares of Wyndham common stock as is necessary to maintain such member’s ownership percentage of Wyndham common stock received as a result of the settlement of the foregoing actions. The purchase price in such rights offering will be equal to 90% of the lower of (i) the liquidation value of the series B preferred stock being converted into Wyndham common stock received by the series B preferred stockholder divided by the number of shares of Wyndham common stock to be received pursuant to the conversion or (ii) the stated conversion price in any agreement between the holders of the series B preferred stock and Wyndham. The recapitalization transaction, if consummated, will give rise to Wyndham’s obligation to conduct the rights offering in order to permit the class members to maintain their ownership interest in Wyndham (approximately 6.18% based on the number of shares anticipated to be outstanding immediately following consummation of the recapitalization). The price in such rights offering will be equal to 90% of the average liquidation preference of the series B preferred stock immediately prior to the effective time of the recapitalization merger divided by the exchange ratio. Based on the average liquidation preference of the series B preferred stock as of March 31, 2005, such price is equal to approximately $1.50 per share. On or about June 20,

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

2005, the parties entered into an amended stipulation of settlement that would provide class members with cash consideration equal to the consideration per common share provided to holders of Wyndham common stock in the event of a sale, merger or other business combination of Wyndham prior to the issuance of the 11,000,000 shares to the class. In addition, the amended stipulation of settlement provides that in the event that (i) the series B preferred shares have been converted into common stock prior to the consummation of a sale of Wyndham and (ii) the per share consideration provided to holders of Wyndham common stock in the sale were greater than 90% of the conversion price of the price per common share at which the holders of series B preferred stock convert shares into Wyndham common stock, then instead of a rights offering each class member would receive additional cash consideration in an amount equal to the product of (a) that number of shares of Wyndham common stock necessary to maintain that person’s ownership percentage of Wyndham’s common stock prior to the conversion and (b) the difference between the per share consideration provided to holders of Wyndham common stock in the sale and 90% of the conversion price. As of June 30, 2005, we have recorded a reserve of $11,200 to cover the cost of the settlement.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded stockholders by issuing false statements about Wyndham. The complaint sought unspecified damages and was filed on behalf of all stockholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, plaintiffs filed an amended complaint. The Court has not yet certified a class. On or about September 30, 2004, the parties entered into a stipulation of settlement with class counsel to settle the litigation. The stipulation of settlement is subject to Court approval. Pursuant to the stipulation of settlement, we shall pay $2,500 in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2,500 on or before the second anniversary of the final Court approval. As of June 30, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot, and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit, which was granted in part, and two of the individual defendants have been dismissed. The Attorney General seeks damages, penalties and attorneys’ fees from the remaining defendants. We intend to vigorously defend this lawsuit. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its preliminary

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

interpretation of the applicable penalty statute. The Attorney General has argued that the statute should be construed such that the maximum penalty would be $10 each time a consumer was allegedly deceived. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty that could be imposed is $10 per Wyndham property (exclusive of actual damages or attorneys’ fees). In the event a final judgment is entered in favor of Wyndham, the Attorney General will likely appeal.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10,000. We have answered this complaint, but little formal discovery has been taken and the Court has not yet certified a class. We have tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, we would (i) provide a coupon for discounts at our properties to affected class members, (ii) make a $50,000 charitable donation, (iii) pay attorneys’ fees in an amount up to $240, and (iv) agree to make changes in our disclosures regarding resort fees. The Court has not yet held a hearing on the joint motion to preliminarily approved the settlement and certify a settlement class. As of June 30, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

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

On June 14, 2005, there was filed in the Court of Chancery of the State of Delaware, New Castle County, a purported class action complaint captioned Shaev v. Kleisner et al (C.A. No. 1417-N) (the “Shaev Action”) against Wyndham and certain of its directors and officers. In the Shaev Action, plaintiff seeks to bring a purported class action on behalf of himself and a putative class comprising all stockholders of Wyndham (except for the directors of Wyndham and any persons related to or affiliated with Wyndham or any of its directors). The Shaev Action asserts that Wyndham’s directors owe a fiduciary duty to Wyndham’s stockholders, and that Wyndham’s directors breached such asserted duty in authorizing Wyndham’s entry into the Blackstone merger agreement, by, among other things, allegedly failing to conduct an auction or explore strategic alternatives to a merger, and/or allegedly failing to obtain sufficient value for stockholders. The alleged class representative seeks various remedies on behalf of himself and the putative class, including declaratory relief affirming the claims set

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

forth in the complaint, an injunction preliminarily and permanently enjoining the proposed merger transaction, an award of compensatory damages against all defendants and an award of attorney’s fees. We believe that each of the claims in this action is meritless and intend to contest those claims vigorously.

On June 16, 2005, there was filed in the Court of Chancery of the State of Delaware, New Castle County, a purported class action complaint captioned Hwang v. Kleisner et al (C.A. No. 1422-N) (the “Hwang Action”) against Wyndham and certain of its directors and officers. The parties, purported class, allegations and relief requested in the Hwang Action complaint are materially identical to those in the Shaev Action, save that the Hwang Action additionally asserts that the Wyndham directors violated fiduciary duties in: (1) allegedly failing to obtain a control premium; and (2) allegedly approving improper compensation arrangements with certain Wyndham officers, including Wyndham’s Chairman and CEO. We believe that each of the claims in this action is meritless and intend to contest those claims vigorously.

On June 17, 2005, there was filed in the Court of Chancery of the State of Delaware, New Castle County, a purported class action complaint captioned Zucker v. Kleisner et al (C.A. No. 1425-N) (the “Zucker Action”) against Wyndham and certain of its directors and officers. The parties, purported class, allegations and relief requested in the Zucker Action complaint are materially identical to those in the Hwang Action. We believe that each of the claims in this action is meritless and intend to contest those claims vigorously.

On June 30, 2005, a purported derivative and class action complaint, Alaska U.F.C.W. Pension Fund v. Kleisner et al (No. C-05CV1323-B) (the “A.U.F.C.W. Action”), was filed in the United States District Court for the Northern District of Texas, Dallas Division, naming Wyndham and certain of its directors as defendants. Plaintiff seeks to bring a purported class and/or derivative action on behalf of itself, Wyndham and/or a putative class comprising all holders of Wyndham common stock (except for the directors of Wyndham and any persons related to or affiliated with Wyndham or any of its directors). Plaintiff asserts that Wyndham’s directors owe fiduciary duties to Wyndham and its stockholders, and that Wyndham’s directors breached such asserted duties in authorizing Wyndham’s entry into the Blackstone merger agreement, by, among other things, allegedly failing to properly value Wyndham and allegedly failing to obtain an adequate price for holders of Wyndham common stock. The complaint also purports to make claims of abuse of control, gross mismanagement, corporate waste, failure to provide sufficient disclosures, and self-dealing in connection with the Blackstone merger. The alleged class representative seeks various remedies on behalf of itself, Wyndham and the putative class, including an injunction enjoining and/or rescinding the proposed merger transaction, damages and an award of attorney’s fees. We believe that each of the claims in this action is meritless and intend to contest them vigorously.

On June 30, 2005, a jury awarded approximately $5,917 in damages to AMMV Investments, LLC, which had commenced an action against Wyndham in Colorado state court (AMMV Investments, LLC v. Wyndham International, Inc., 01 CV 678) asserting breach of contract claims arising out of Wyndham’s alleged failure to provide marketing support to AMMV’s property located adjacent to Wyndham’s Peaks Hotel. Wyndham is considering certain post-trial motions and an appeal. As of June 30, 2005, we have recorded a reserve of $5,917 to cover the cost of the judgment.

We are a party to a number of other claims and lawsuits arising out of the normal course of business. However, we do not consider the ultimate liability with respect to these other claims and lawsuits to be material in relation to our consolidated financial condition or operations.

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

11.	Dividends:

We do not anticipate paying a dividend to the common shareholders and we are prohibited under the terms of our credit facilities from paying dividends on the class A common stock. Also, we are prohibited under the terms of our credit facilities from paying the cash portion of any dividends on the preferred stock. However, the holders of the preferred stock are entitled to receive on a quarterly basis a dividend equal to 9.75% per annum on a cumulative basis payable in cash and additional shares of preferred stock. In addition, according to the terms of the series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for a period of 60 days or more, then an additional amount of dividends shall accrue at a rate per annum equal to 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until such time as all cash dividends in arrears have been paid in full. Such additional dividends shall be cumulative and payable in additional shares of preferred stock.

During the three months ended June 30, 2005, we issued stock dividends of approximately 296,612 shares of series A and series B preferred stock with a stated value of $29,661. For the three months ended June 30, 2005, we deferred payment of the cash portion of the dividends of approximately $7,305. Also, for the three months ended June 30, 2005, we issued additional stock dividends of 80,902 shares of series A and series B preferred stock with a value of $8,090 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of June 30, 2005.

During the three months ended March 31, 2005, we issued stock dividends of approximately 289,550 shares of series A and series B preferred stock with a value of $28,955. For the three months ended March 31, 2005, we deferred payment of the cash portion of the dividends of approximately $7,306. Also, for the three months ended March 31, 2005, we issued additional stock dividends of 79,292 shares of series A and series B preferred stock with a value of $7,929 in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of March 31, 2005.

As of June 30, 2005, the deferred payments of the cash portion of the preferred stock dividend totaled approximately $116,933 and are included in dividends payable in the accompanying condensed consolidated balance sheet.

12.	Discontinued Operations:

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

The financial results for the assets we classified as held for sale are reflected as discontinued operations in the accompanying condensed consolidated financial statements. The operating results of discontinued operations were as follows for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hotel revenues	$8,945	$127,048	$64,511	$256,707
Hotel expenses	(7,931)	(97,096)	(57,556)	(207,480)
Interest expense	—	(6,407)	(3,748)	(13,429)
Depreciation and amortization(1)	—	(18,379)	—	(34,940)
Gain on sale of assets	2,795	2,162	25,083	1,144
Impairment loss	—	(340,258)	—	(342,221)
Other income (expense)	546	(784)	610	(928)

Income (loss) from discontinued operations	$4,355	$(333,714)	$28,900	$(341,147)

(1)	In accordance with SFAS 144, we cease depreciation on properties after they have been identified as held for sale. The depreciation expense reflected above for the three and six months ended June 30, 2004 was recorded before the assets were identified as held for sale.

13.	Segment Reporting:

Our reportable segments are currently: (1) hotels and resorts and (2) other. On March 24, 2005, we completed the sale of 23 hotel properties. This sale constituted the disposition of all but three of our hotel properties in the non-proprietary branded segment. With this sale, all our hotels and resorts including the Golden Door Spa have been combined into one reportable segment. The 2004 segment data presented below has been restated to reflect the change to the reportable segments.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

Other includes management fee and service fee income and interest and other income, general and administrative costs, interest expense and other charges. General and administrative costs and interest expenses are not allocated to each reportable segment; therefore, they are reported in the aggregate within the other segment.

The total revenue and operating income (loss) for each segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Hotels and Resorts	Other	Total	Hotels and Resorts	Other	Total
Revenues	$257,372	$6,863	$264,235	$241,877	$4,616	$246,493
Operating income (loss)	56,264	(90,286)	(34,022)	41,067	(63,021)	(21,954)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Hotels and Resorts	Other	Total	Hotels and Resorts	Other	Total
Revenues	$532,502	$13,017	$545,519	$511,299	$9,849	$521,148
Operating income (loss)	126,988	(153,783)	(26,795)	99,472	(131,105)	(31,633)

The following table represents revenue information by geographic area for the three and six months ended June 30, 2005 and 2004. Revenues are attributed to the United States and its territories and International based on the location of hotel properties.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	United States	International	Total	United States	International	Total
Revenues	$251,673	$12,562	$264,235	$235,311	$11,182	$246,493

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	United States	International	Total	United States	International	Total
Revenues	$519,164	$26,355	$545,519	$497,844	$23,304	$521,148

14.	Supplemental Cash Flow Disclosure:

During the three months ended June 30, 2005 and 2004, we issued stock dividends of 296,612 shares and 269,375 share of series A and series B preferred stock with a stated value of $29,661 and $26,938, respectively. We deferred payment of the cash portions of the dividend of approximately $7,305 in each of the three-month periods ended June 30, 2005 and 2004. We also issued additional stock dividends during the three months ended June 30, 2005 and 2004 of 80,902 shares and 73,791 shares of series A and series B preferred stock with a stated value of $8,090 and $7,379, respectively, in payment of additional dividends at a rate of 2.0% per annum as cash dividends on the preferred stock were in arrears for at least 60 days as of June 30, 2005 and 2004.

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

WYNDHAM INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

(unaudited)

During the three months ended June 30, 2005 and 2004, we recorded reductions to the accruals for derivative financial instruments of $697 and $16,487, respectively. We recognized a net loss of $91 in the three months ended June 30, 2005 and a net gain of $16,453 in the three months ended June 30, 2004 as a result of the change in the value of the ineffective derivatives. Also, in the three months ended June 30, 2004, we recorded amortization of $890 (net of taxes of $594) to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

During the three months ended March 31, 2005 and 2004, we recorded reductions to the accrual for derivative financial instruments of $8,295 and $9,357, respectively. We recognized net gains of $8,207 and $9,516 in the three months ended March 31, 2005 and 2004, respectively, as a result of the change in the value of the ineffective derivatives. Also, in the three months ended March 31, 2005 and 2004, we recorded amortization of $594 (net of taxes of $0) and $890 (net of taxes of $594), respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. We recorded a charge to earnings of $2,714 to write off expired derivatives in the three months ended March 31, 2005. The charge to earnings for the write off of expired derivative instruments resulted from transition adjustments recorded upon adoption of SFAS 133, as amended, on January 1, 2001.

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

Certain statements in this Form 10-Q constitute “forward-looking statements” as that term is defined under §21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, those matters discussed under the caption “Risk Factors,” in our 2004 Annual Report on Form 10-K, as amended, as well as the following:

•	the impact of general economic conditions in the United States;

•	industry conditions, including competition;

•	business strategies and intended results;

•	our ability to effect sales of our assets on terms and conditions favorable to us;

•	our ability to integrate acquisitions into our operations and management;

•	our ability to integrate management and franchise relationships;

•	risks associated with the hotel industry and real estate markets in general;

•	the impact of terrorist activity or war, threats of terrorist activity or war and responses to terrorist activity on the economy in general and the travel and hotel industries in particular;

•	travelers’ fears of exposure to contagious diseases;

•	our ability to remediate the material weakness in internal controls related to our income tax accounts;

•	risks associated with the pending Blackstone merger;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	access to capital markets.

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

General

On June 14, 2005, we entered into a definitive Merger Agreement to be acquired by an affiliate of The Blackstone Group. Under the terms of the Merger Agreement, Blackstone will acquire all of our outstanding shares of common stock for $1.15 per share in cash. Under the terms of the Merger Agreement, the holders of shares of series A and series B Preferred Stock will receive $72.17 per share in cash, subject to potential adjustment to reflect additional shares issued as dividends after June 30, 2005. Our board of directors unanimously approved the Merger Agreement and recommended approval by our stockholders.

The completion of the Merger Agreement is conditioned, among other things, on the approval by our stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The completion of the Merger Agreement is not subject to the receipt of financing by Blackstone. The closing of the Merger Agreement is expected to occur as soon as practicable following the annual stockholder meeting to be held on August 11, 2005.

We previously entered into a definitive Recapitalization Agreement, dated as of April 14, 2005, with certain investors of our series B Preferred Stock in which all outstanding shares of series A and series B Preferred Stock would be converted into common stock. The transactions contemplated by the Recapitalization Agreement will occur only if the Merger Agreement is terminated prior to the completion of the merger with Blackstone.

As of June 30, 2005, we owned and leased 34 hotels with approximately 12,600 guestrooms as compared to 84 owned and leased hotels with approximately 25,340 guestrooms at June 30, 2004. This decrease was a result of hotels sold and leases terminated or sold during that twelve-month period. As of June 30, 2005, we managed 36 hotels and franchised 68 hotels as compared to 27 managed hotels and 47 franchised hotels at June 30, 2004. The increase in managed hotels was primarily attributable to conversions of sold hotels to managed properties under long-term agreements during the twelve months ended June 30, 2005. The increase in franchised hotels was primarily the result of the sale of six Summerfield Suites by Wyndham™ properties in December 2004. The six Summerfield Suites by Wyndham™ properties were converted to long-term franchises. Also, the sale on March 24, 2005 of a portfolio of 23 hotel properties resulted in the addition of long-term franchises for the 15 Wyndham branded hotel properties included in the transaction. In addition, as of June 30, 2005, we had a strategic alliance with a third party for eight hotels with approximately 2,400 guestrooms, compared with six hotels included in the alliance with approximately 1,900 guestrooms at June 30, 2004.

At June 30, 2005, we had approximately $15.8 million of assets classified as held for sale. We classify certain assets as held for sale based on our management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months.

On May 10, 2005, we completed the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt. We entered into a refinancing of approximately $1.65 billion of our debt, extending our corporate debt maturities to 2011. This represented approximately 90 percent of our outstanding debt at the time of the closing. Additionally, the debt pre-funds $100 million in capital to be invested into our owned and leased properties.

As a result of the refinancing, during the last six months of 2005, we have scheduled principal payments and debt maturities of approximately $201 million. Of that amount, we can elect to extend $91.9 million for three additional twelve-month periods provided there is not a default under the loan and other minor conditions are met which are within our control. The remaining 2005 maturities include a $100 million six-property mezzanine loan, which was due July 31, 2005 but has been subsequently extended to August 31, 2005 and $9.1 million related to normal principal amortization.

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

We identified the Wyndham Anatole management contract as a VIE where we were identified as the primary beneficiary. Therefore, the Wyndham Anatole has been included in our consolidated financial statements. The Wyndham Anatole management contract met the FIN 46R criteria for consolidation into our financial statements due to the requirement that we reimburse the owner for any shortfall in the payment of mortgage debt and the owner’s preferred return prior to payment of management fees. This reimbursement is limited to $21 million and is backed by a letter of credit. This $21 million letter of credit triggers consolidation due to us being exposed to the majority of the risks of loss. As of June 30, 2005, $4.7 million had been drawn against this letter of credit. Even though our risk of loss is limited solely to the $21 million, our projections indicate that it is a remote possibility that the property will not be able to generate sufficient cash flow to cover debt service during the term of the management contract and therefore the owner has no risk of loss. The consolidation results in an increase of $304.3 million and $310.2 million in our consolidated assets at June 30, 2005 and December 31, 2004, respectively. Our balance sheets at June 30, 2005 and December 31, 2004 also reflect the Wyndham Anatole mortgage debt and capital lease obligations of $166.9 million and $168.9 million, respectively, even though we are not a party to nor guarantor of this debt. Our net income does not change as a result of the consolidation of the Wyndham Anatole as profit is 100% attributable to the owner and recorded as minority interest.

On December 22, 2004, we formed a joint venture with Lehman Brothers Real Estate Partners (“LBREP”) to expand and develop Summerfield Suites by Wyndham™, Wyndham’s upscale, extended-stay brand. The transaction included the sale of six Summerfield Suites by Wyndham™ and the sale of an equity interest in the entity that owns our Summerfield brand to LBREP. Under the terms of the joint venture agreement with LBREP, we initially hold a 66.67% ownership interest in the joint venture; however, we have 50% voting rights. In addition, LBREP has a priority return. Therefore, in accordance with FIN 46R, our joint venture with LBREP is consolidated in our financial statements at June 30, 2005 and December 31, 2004.

Results of operations:

For the three months ended June 30, 2005 compared with the three months ended June 30, 2004

Our room revenues were $135.5 million and $125.7 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our room revenues during the three months ended June 30, 2005 and 2004 was $11 million and $9.8 million, respectively. Excluding the Wyndham Anatole, our room revenues increased by approximately $8.6 million. Occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, increased by 0.3%, 7.1% and 7.4%, respectively, for the three months ended June 30, 2005 as compared to the same period in 2004. The increases in occupancy, ADR and RevPAR can be attributed to a continuation of strong hotel demand among business, group and leisure travelers, combined with limited full-service hotel supply.

Our food and beverage revenues were $83.5 million and $78.6 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our food and beverage revenues during the three months ended June 30, 2005 and 2004 was approximately $15.2 million and $12.1 million, respectively. Excluding the Wyndham Anatole, our food and beverage revenues increased $1.8 million for the three months ended June 30, 2005 as compared to the same period in 2004, primarily due to increases in our banquet and catering business.

Our other hotel revenues were $38.4 million and $37.5 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our other revenues during the three months ended June 30, 2005 and 2004 was approximately $2.2 million and $2 million, respectively. Excluding the Wyndham Anatole, our other hotel revenues increased approximately $700,000 for the three months ended June 30, 2005 as compared to the same period in 2004. The increase is primarily attributable to an increase in other minor operating revenues, partially offset by a decrease in communication revenues.

Our room expenses were $31.6 million and $30 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our room expenses during the three months ended June 30, 2005 and 2004 was approximately $2.8 million and $2.2 million, respectively. Excluding the Wyndham Anatole, our room expenses increased approximately $1 million for the three months ended June 30, 2005 as compared to the same period in 2004, primarily due to an increase in labor costs.

Our food and beverage expenses were $51.7 million and $51.3 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our food and beverage expenses during the three months ended June 30, 2005 and 2004 was approximately $7.6 million and $7.2 million, respectively. Excluding the Wyndham Anatole, our food and beverage expenses were flat for the three months ended June 30, 2005 as compared to the same period in 2004. Increases in labor costs were offset by decreases in food and beverage product costs.

Our other hotel expenses were $95.4 million and $96 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of other expenses during the three months ended June 30, 2005 and 2004 was approximately $7.5 million and $7.7 million, respectively. Excluding the Wyndham Anatole, our other expenses were flat for the three months ended June 30, 2005 as compared to the same period in 2004.

Our management fee and service fee income was $5.6 million and $4.1 million for the three months ended June 30, 2005 and 2004, respectively. The increase in our management fee and service fee income is primarily the result of an increase in the number of managed and franchised hotels.

Our interest and other income was $1.3 million and $528,000 for the three months ended June 30, 2005 and 2004, respectively. The increase is primarily attributable to increases in termination fee and interest income.

Our general and administrative expenses were $27.1 million and $16.9 million for the three months ended June 30, 2005 and 2004, respectively. The increase is primarily attributable to a $6 million increase in litigation expense, resulting primarily from a $5.9 million judgment recorded in the three months ended June 30, 2005, and $3.3 million of strategic reorganization costs incurred in the three months ended June 30, 2005.

Our interest expense was $43.2 million and $48.7 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of the interest expense during the three months ended June 30, 2005 and 2004 was approximately $3.1 million and $3.2 million, respectively. Excluding the Wyndham Anatole, our interest expense decreased approximately $5.4 million for the three months ended June 30, 2005 as compared to the same period in 2004, due primarily to decreases in total debt, partially offset by increases in interest rates. Our total debt decreased from approximately $2.7 billion (including $170.3 million in Wyndham Anatole debt) at June 30, 2004 to approximately $2.0 billion (including $166.9 million in Wyndham Anatole debt) at June 30, 2005. The one-month LIBOR rate was 3.34% and 1.37% as of June 30, 2005 and 2004, respectively, and our weighted average interest rate was 7.46% as of June 30, 2005 as compared to 6.29% as of June 30, 2004.

Our loss (gain) on derivative financial instruments was a loss of $181,000 for the three months ended June 30, 2005 compared to a gain of $2.4 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, we recorded a loss of $91,000 compared to a gain of $16.5 million for the three months ended June 30, 2004 for the change in the value of the ineffective interest rate hedge contracts. Also, during the three months ended June 30, 2005 and 2004, we paid $90,000 and $12.6 million, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $890,000 (net of taxes of $594,000) for the three months ended June 30, 2004 to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001.

During the three months ended June 30, 2005, we recorded a loss on the extinguishment of debt of $19.9 million (including $7.5 million of cash expenses related to replacement debt) resulting from the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt.

Our depreciation and amortization expense was $29.2 million and $28 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the three months ended June 30, 2005 and 2004 was approximately $4.8 million and $2.5 million, respectively. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $1.1 million for the three months ended June 30, 2005 as compared to the same period in 2004. This decrease is primarily attributable to certain assets becoming fully depreciated or reclassified as held for sale subsequent to June 30, 2004.

The income tax provision was $1.4 million for the three months ended June 30, 2005 and is mainly caused by the taxability of profitable operations in foreign jurisdictions. This compares to a tax benefit of $3.8 million for the three months ended June 30, 2004. The increase in the tax provision is due to the recording of a valuation allowance against our deferred tax assets in the three months ended June 30, 2005 as compared to same period in 2004. As discussed in Note 12 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004, as amended, we have a valuation allowance against the full amount of our deferred tax asset. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interests’ share of operations from consolidated subsidiaries was $3.3 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively. This increase is primarily due to an increase in minority interest attributable to the Wyndham Anatole.

Income (loss) from discontinued operations was income of $4.4 million for the three months ended June 30, 2005 compared to a loss of $333.7 million for the three months ended June 30, 2004. The change is attributable to a decrease in the income from operations of discontinued hotels of $2.8 million, a decrease in impairment loss of $340.2 million and an increase in the gain on sale of assets of $633,000 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

As a result of the above, our net loss was $33.3 million for the three months ended June 30, 2005 compared to $353.2 million for the three months ended June 30, 2004.

For the six months ended June 30, 2005 compared with the six months ended June 30, 2004

Our room revenues were $281.8 million and $265.6 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our room revenues during the six months ended June 30, 2005 and 2004 was $23.7 million and $23.2 million, respectively. Excluding the Wyndham Anatole, our room revenues increased by approximately $15.7 million. Occupancy, ADR and RevPAR, increased by 0.4%, 6.5% and 7.1%, respectively, for the six months ended June 30, 2005 as compared to the same period in 2004. The increases in occupancy, ADR and RevPAR can be attributed to continued growth in the lodging industry resulting in increases in the leisure, corporate group and commercial retail segments of our business. Increases in ADR and RevPAR were also impacted by rate increases resulting from strong demand in the hospitality industry with the return of business and group travelers combined with limited full-service hotel supply.

Our food and beverage revenues were $167.3 million and $163.3 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our food and beverage revenues during the six months ended June 30, 2005 and 2004 was approximately $31.6 million and $29.4 million, respectively. Excluding the Wyndham Anatole, our food and beverage revenues increased $1.8 million for the six months ended June 30, 2005 as compared to the same period in 2004. The increase is primarily attributable to the 0.4% increase in occupancy and increases in our banquet and catering business.

Our other hotel revenues were $83.4 million and $82.4 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our other revenues during the six months ended June 30, 2005 and 2004 was approximately $3.8 million and $3.7 million, respectively. Excluding the Wyndham Anatole, our other hotel revenues increased approximately $900,000 for the six months ended June 30, 2005 as compared to the same period in 2004. The increase is primarily attributable to increases in other minor operating revenues and rent and other revenues, partially offset by decreases in communications and casino revenues.

Our room expenses were $63.4 million and $61 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our room expenses during the six months ended June 30, 2005 and 2004 was approximately $5.7 million and $5.3 million, respectively. Excluding the Wyndham Anatole, our room expenses increased approximately $2 million for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in our room expenses is primarily attributable to increases in labor costs associated with the 0.4% increase in occupancy.

Our food and beverage expenses were $104.4 million and $104.7 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our food and beverage expenses during the six months ended June 30, 2005 and 2004 remained constant at $15.9 million for the six months ended June 30, 2005 and 2004. Excluding the Wyndham Anatole, our food and beverage expenses were flat for the six-month period ended June 30, 2005 as compared to the same period in 2004.

Our other hotel expenses were $196 million and $195.6 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of other expenses during the six months ended June 30, 2005 and 2004 was approximately $15.5 million and $16 million, respectively. Excluding the Wyndham Anatole, our other expenses increased approximately $900,000 for the six months ended June 30, 2005 as compared to the same period in 2004, primarily due to higher utility costs.

Our management fee and service fee income was $10.9 million and $8.8 million for the six months ended June 30, 2005 and 2004, respectively. The increase in our management fee and service fee income is primarily the result of an increase in the number of managed hotels.

Our interest and other income was $2.1 million and $1 million for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily attributable to increases in termination fee income and interest income resulting from higher interest rates on notes receivable.

Our general and administrative expenses were $42.5 million and $31.1 million for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily attributable to a $6 million increase in litigation expense, resulting primarily from a $5.9 million judgment recorded in the three months ended June 30, 2005, and $3.3 million of strategic reorganization costs incurred in the six months ended June 30, 2005 and a $2.5 million increase in severance expenses associated with staff reductions at our corporate office, partially offset by a reduction in general and administrative salaries and wages of $2.8 million.

Our interest expense was $89.5 million and $98.8 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our interest expense was $6.3 million and $6.4 million for the six months ended June 30, 2005 and 2004, respectively. Excluding the Wyndham Anatole, our interest expense decreased approximately $9.2 million for the six months ended June 30, 2005 as compared to the same period in 2004, due primarily to decreases in total debt, partially offset by increases in interest rates. Our total debt decreased from approximately $2.7 billion (including $170.3 million in Wyndham Anatole debt) at June 30, 2004 to approximately $2.0 billion (including $166.9 million in Wyndham Anatole debt) at June 30, 2005. The one-month LIBOR rate was 3.11% and 1.23% for the six months ended June 30, 2005 and 2004, respectively, and our weighted average interest rate was 7.43% for the six months ended June 30, 2005 as compared to 6.21% for the six months ended June 30, 2004.

Our loss (gain) on derivative financial instruments was a gain of $10,000 for the six months ended June 30, 2005 compared to a loss of $1.9 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, we recorded a gain of $8.1 million compared to a gain of $26 million for the six months ended June 30, 2004 for the change in the value of the ineffective interest rate hedge contracts. Also, during the six months ended June 30, 2005 and 2004, we paid $4.8 million and $24.9 million, respectively, in settlement payments for ineffective hedges. In addition, we recorded amortization of $594,000 (net of taxes of $0) and $1.8 million (net of taxes of $1.2 million) for the six months ended June 30, 2005 and 2004, respectively, to earnings as a reduction of the transitional adjustment that was recorded in other comprehensive income in 2001. During the six months ended June 30, 2005, we recorded a charge to earnings of $2.7 million to write-off expired derivative instruments. The charge to earnings for the write-off of expired derivative instruments resulted from transition adjustments recorded upon adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001.

During the six months ended June 30, 2005, we recorded a loss on the extinguishment of debt of $19.9 million (including $7.5 million of cash expenses related to replacement debt) resulting from the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt.

Our depreciation and amortization expense was $56.7 million and $59.6 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of the depreciation and amortization expense during the six months ended June 30, 2005 and 2004 was approximately $7.8 million and $4.7 million, respectively. Excluding the Wyndham Anatole, our depreciation and amortization expense decreased approximately $6 million for the six months ended June 30, 2005 as compared to the same period in 2004. This decrease is primarily attributable to certain assets becoming fully depreciated or reclassified as held for sale subsequent to June 30, 2004.

The income tax provision was $3.1 million for the six months ended June 30, 2005 and is mainly caused by the taxability of profitable operations in foreign jurisdictions. This compares to a tax provision of $1.8 million for the six months ended June 30, 2004. The increase in the tax provision is due to the recording of a valuation allowance against our deferred tax assets in the six months ended June 30, 2005 as compared to same period in 2004. As discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, we have a valuation against the full amount of our net deferred tax asset. We provide a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Minority interests’ share of operations from consolidated subsidiaries remained constant at $9.4 million for the six-month periods ended June 30, 2005 and 2004.

Income (loss) from discontinued operations was income of $28.9 million for the six months ended June 30, 2005 compared to a loss of $341.1 million for the six months ended June 30, 2004. The change is attributable to an increase in the income from operations of discontinued hotels of $3.9 million, a decrease in impairment loss of $342.2 million and an increase in the gain on sale of assets of $23.9 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

As a result of the above, our net loss was $9 million for the six months ended June 30, 2005 compared to $382.7 million for the six months ended June 30, 2004.

Results of reporting segments:

Our reportable segments are currently: (1) hotels and resorts and (2) other. On March 24, 2005, we completed the sale of 23 hotels. This sale constituted the disposition of all but three of our hotels in the non-proprietary branded segment. With this sale, all our hotels and resorts have been combined into one reportable segment.

For the three months ended June 30, 2005 compared with the three months ended June 30, 2004

The hotels and resorts segment is comprised primarily of Wyndham branded properties: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 97.4% and 98.1% of our total revenues for the three months ended June 30, 2005 and 2004, respectively. Total revenue for this segment was $257.4 million compared to $241.9 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our total revenues was $28.4 million and $24 million during the three months ended June 30, 2005 and 2004, respectively. Operating income for this segment was $56.3 million compared to $41.1 million for the three months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of the operating income was approximately $5.7 million and $4.4 million during the three months ended June 30, 2005 and 2004, respectively. Excluding the Wyndham Anatole, our revenue increased approximately $11.1 million and operating income increased approximately $13.9 million for the three months ended June 30, 2005 as compared to the same period in 2004. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 0.3%, 7.1% and 7.4%, respectively, as demand increased in the leisure, corporate group and commercial retail segments of our business as a result of continued growth in the lodging industry. The increase in operating income was also due to a decrease in depreciation and amortization expense due primarily to certain assets becoming fully depreciated or reclassified as held for sale subsequent to June 30, 2004.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $6.9 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively. The increase in this segment’s revenue was primarily the result of increases in management fees as a result of an increase in the number of managed hotels. Operating losses for this segment were $90.3 million and $63 million for the three months ended June 30, 2005 and 2004, respectively. The increase in operating loss was primarily attributable to a $19.9 million loss on extinguishment of debt, a $6 million increase in litigation expense, $3.3 million of strategic reorganization costs and a $2.6 million decrease in the gain on derivative financial instruments, partially offset by a $5.5 million reduction in interest expense.

For the six months ended June 30, 2005 compared with the six months ended June 30, 2004

The hotels and resorts segment is comprised primarily of Wyndham branded properties: Wyndham Hotels & Resorts®, Wyndham Luxury Resorts®, Wyndham Garden Hotels® and Summerfield Suites by Wyndham™. This segment represented approximately 97.6% and 98.1% of our total revenues for the six months ended June 30, 2005 and 2004, respectively. Total revenue for this segment was $532.5 million compared to $511.3 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of our total revenues was $59.1 million and $56.3 million during the six months ended June 30, 2005 and 2004, respectively. Operating income for this segment was $127 million compared to $99.5 million for the six months ended June 30, 2005 and 2004, respectively. The Wyndham Anatole portion of the operating income was approximately $14.2 million and $14.4 million during the six months ended June 30, 2005 and 2004, respectively. Excluding the Wyndham Anatole, our revenue increased approximately $18.4 million and operating income increased approximately $27.7 million for the six months ended June 30, 2005 as compared to the same period in 2004. The increases in revenue and operating income for this segment can be primarily attributed to increases in occupancy, ADR and RevPAR of 0.4%, 6.5% and 7.1%, respectively, as demand increased in the leisure, corporate group and commercial retail segments of our business as a result of continued growth in the lodging industry. The increase in operating income was also due to a decrease in depreciation and amortization expense due primarily to certain assets becoming fully depreciated or reclassified as held for sale subsequent to June 30, 2004.

Other represents revenue from various operating businesses, including management and other service companies. Expenses in this segment are primarily interest, depreciation, amortization and corporate general and administrative expenses. Total revenue for the segment was $13 million and $9.8 million for the six months ended June 30, 2005 and 2004, respectively. The increase in this segment’s revenue was primarily the result of increases in management fees as a result of an increase in the number of managed hotels. Operating losses for this segment were $153.8 million and $131.1 million for the six months ended June 30, 2005 and 2004, respectively. The increase in operating loss was primarily attributable to a $19.9 million loss on extinguishment of debt, a $6 million increase in litigation expense, $3.3 million of strategic reorganization costs and a $2.5 million increase in severance expenses associated with staff reductions at our corporate office, partially offset by reductions in interest expense of $9.2 million and a decrease in the loss on derivative financial instruments of $1.9 million.

Recent Events

On June 14, 2005, we entered into a definitive Merger Agreement to be acquired by an affiliate of The Blackstone Group. Under the terms of the Merger Agreement, Blackstone will acquire all of our outstanding shares of common stock for $1.15 per share in cash. Under the terms of the Merger Agreement the holders of shares of series A and series B Preferred Stock will receive $72.17 per share in cash, subject to potential adjustment to reflect additional shares issued as dividends after June 30, 2005. Our board of directors unanimously approved the Merger Agreement and recommended approval by our stockholders.

The completion of the Merger Agreement is conditioned, among other things, on the approval by our stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The completion of the Merger Agreement is not subject to the receipt of financing by Blackstone. The closing of the Merger Agreement is expected to occur as soon as practicable following the annual stockholder meeting to be held on August 11, 2005.

We previously entered into a definitive Recapitalization Agreement, dated as of April 14, 2005, with certain investors of our series B Preferred Stock in which all outstanding shares of series A and series B Preferred Stock would be converted into common stock. The transactions contemplated by the Recapitalization Agreement will occur only if the Merger Agreement is terminated prior to the completion of the merger with Blackstone.

On May 10, 2005, we completed the refinancing of our corporate credit facilities and the majority of our outstanding mortgage debt. We entered into a refinancing of approximately $1.65 billion of our debt, extending our corporate debt maturities to 2011. This represented approximately 90 percent of our outstanding debt at the time of the closing. Additionally, the debt pre-funds $100 million in capital to be invested in our owned and leased properties.

Statistical Information

During the three and six months ended June 30, 2005, our portfolio of owned and leased hotels experienced an increase in occupancy, ADR and RevPAR as compared to the three and six months ended June 30, 2004. The following table sets forth certain statistical information for the three and six months ended June 30, 2005 and 2004 for the 31 hotels we will own and lease after the completion of the planned dispositions, as if these hotels were owned or leased for the entire periods presented.

	Three months ended June 30,						Six months ended June 30,
	Occupancy		ADR		RevPAR		Occupancy		ADR		RevPAR
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Wyndham Hotels & Resorts	82.5%	82.5%	$143.05	$133.66	$118.02	$110.32	80.4%	80.0%	$152.59	$143.29	$122.72	$114.74
Wyndham Luxury Resorts	76.3	77.1	251.99	236.47	192.14	182.18	76.0	76.6	274.26	263.60	208.53	201.99
Wyndham Garden Hotels	85.9	87.8	122.83	100.78	105.50	88.44	79.1	78.8	116.81	100.58	92.43	79.25
Non-Proprietary Branded Hotels	91.2	74.9	89.70	81.92	81.76	61.34	87.4	80.7	93.34	83.96	81.57	67.76

Weighted average	82.6%	82.3%	$144.13	$134.58	$119.02	$110.82	80.4%	80.0%	$153.66	$144.32	$123.57	$115.41

Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2005 were $39.2 million, inclusive of $5.2 million in Wyndham Anatole cash; and our restricted cash was $160.6 million, inclusive of $4.7 million in Wyndham

Anatole restricted cash. Our cash and cash equivalents as of June 30, 2004 were $75.8 million, inclusive of $525,000 in Wyndham Anatole cash; and our restricted cash was $108.5 million, inclusive of $7.2 million in Wyndham Anatole restricted cash. Restricted cash is comprised of furniture, fixture and equipment reserves, tax and insurance escrows, derivative collateral, deferred maintenance reserves, ground rent reserves and other miscellaneous reserves.

Cash Flow Provided by Operating Activities

Our principal source of cash flow is from the operations of the hotels that we own, lease, manage and franchise. Cash flows from operating activities were $15.4 million and $44.3 million for the six months ended June 30, 2005 and 2004, respectively. Operational cash flows decreased for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to lower cash generated from hotel operations as a result of hotels sold and an increase in interest payments of approximately $9.9 million.

Cash Flows from Investing and Financing Activities

Cash flows provided by our investing activities were $269.8 million for the six months ended June 30, 2005, resulting primarily from proceeds received from the sale of assets during the period, offset somewhat by additions to restricted cash accounts and expenditures for improvements and additions to hotel properties. Cash flows used in financing activities of $270.5 million for the six months ended June 30, 2005 were primarily related to the refinancing of our corporate credit facilities and the majority of our mortgage debt and principal repayments made on our debt as a result of asset sales.

Cash flows provided by our investing activities were $166.7 million for the six months ended June 30, 2004, resulting primarily from proceeds received from the sale of assets during the period. This was offset by renovation expenditures at certain hotels. Cash flows used in financing activities of $197.9 million for the six months ended June 30, 2004 were primarily related to principal payments made on our debt.

Credit Facilities

As of June 30, 2005, we had approximately $20.4 million outstanding under our revolving credit facility, $528.7 million outstanding on term loans B and $139.7 million outstanding on term loans C. Additionally, we had outstanding letters of credit totaling $57.4 million. Also, as of June 30, 2005, we had $1.2 billion of mortgage debt outstanding that encumbered 17 hotels and capital leases and other debt of $40.2 million, resulting in total indebtedness of approximately $2 billion. Included in the total indebtedness is $166.9 million in mortgage debt and capital lease obligations associated with the Wyndham Anatole of which we are not a party to nor guarantor of the debt and capital lease obligation (see note 5 of the Condensed Consolidated Financial Statements). As of June 30, 2005, we had approximately $160.2 million in liquidity. Our liquidity is defined as revolver availability ($147.3 million) plus cash in our overnight accounts ($12.9 million).

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

As a result of existing financing agreements, the separate assets and liabilities of the special purpose entities which own directly or indirectly the Wyndham Baltimore, Wyndham Boston, Wyndham El San Juan Hotel and Casino, Wyndham Bel Age, Wyndham San Diego, Wyndham Philadelphia, Wyndham Buttes Resort, Wyndham

Burlington, Wyndham Northwest Chicago, Wyndham El Conquistador Resort and Country Club, Wyndham Ft. Lauderdale Airport, Wyndham Casa Marina Resort, Wyndham Reach Resort, Wyndham Atlanta Downtown and Wyndham Condado Plaza properties are not available to pay the debts of consolidated Wyndham and do not constitute obligations of consolidated Wyndham. However, amounts permitted to be distributed by such special purpose entities to consolidated Wyndham are available to consolidated Wyndham in accordance with such existing financing agreements.

As of June 30, 2005, under the terms of the applicable credit facility, loan agreement, and lease agreement, our principal amortization and balloon payment requirements and our future five-year minimum lease payments are summarized as follows:

	Payments due by year
	Total		Remainder of 2005		2006		2007	2008	2009	2010 and thereafter
	(in thousands)
Debt	$1,930,862	(1)	$199,567	(2)	$179,953	(3)	$687,852	$13,363	$12,608	$837,519
Capital leases obligations	38,685	(1)	1,395		2,729		2,462	1,397	1,385	29,317
Office leases(4)	6,600		1,337		2,487		2,013	489	274	—
Hotel and ground leases(4)	141,196		4,177		6,471		8,344	8,349	8,307	105,548

Total	$2,117,343		$206,476		$191,640		$700,671	$23,598	$22,574	$972,384

(1)	The Wyndham Anatole debt and capital lease obligations of $166.9 million is included, however, we are not a party to nor guarantor of this debt and capital lease obligation (see note 5 to the Condensed Consolidated Financial Statements).

(2)	We can elect to extend $91.9 million for three additional twelve-month periods provided there is not a default under the loan and other minor conditions are met which are within our control. The remaining maturities include a $100 million six-property mezzanine loan, which was due on July 31, 2005 but has been subsequently extended to August 31, 2005 and $9.1 million related to normal principal amortization.

(3)	We can elect to extend $166.1 million for two additional twelve-month periods provided there is not a default under the loan and other minor conditions are met which are within our control.

(4)	Office, hotel and ground leases are operating leases and are included in operating expenses.

Dividends

We do not anticipate paying a dividend to our common shareholders and we are prohibited under the terms of our senior facilities from paying dividends on our class A common stock. For the six year period beginning September 30, 1999, dividends on our series A and series B preferred stock are payable partly in cash and partly in additional shares of our series A and series B preferred stock, with the cash portion aggregating $29.25 million per year, so long as there is no redemption or conversion of our series A and series B preferred stock. For the following four years, dividends are payable in cash or additional shares of our series A or series B preferred stock, as the case may be, as determined by our board of directors. After year ten, dividends are payable solely in cash.

We are prohibited under the terms of our credit facilities from paying cash dividends on the series A and series B preferred stock. As of June 30, 2005, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $116.9 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of June 30, 2005, we have issued additional stock dividends of 1,096,267 shares of series A and series B preferred stock with a stated value of $109.6 million.

Renovations and Capital Improvements

During the first six months of 2005, we invested approximately $45.6 million in capital improvements and renovations. These capital expenditures included (i) costs related to enhancing the revenue-producing capabilities of our hotels and (ii) costs related to recurring maintenance. During 2005, we anticipate spending approximately $75 million in capital expenditures primarily for recurring maintenance capital expenditures and technological initiatives.

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

We maintain a paid loss deductible insurance plan for commercial general liability, automobile liability, and workers’ compensation loss exposures related to the hotel operations. The primary loss deductible retention limit is currently $1,000,000 per occurrence for general liability, $250,000 per occurrence for automobile liability and $500,000 per occurrence for workers’ compensation loss, in most jurisdictions. The estimates of the ultimate liability for losses and associated expenses are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of June 30, 2005, our balance sheet included an estimated liability with respect to this self-insurance program of $35.2 million.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. During the six months ended June 30, 2005, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt. As of June 30, 2005, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes. We use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date to determine the fair value of the derivative instruments. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analyses, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from the derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to reduce our exposure to increases in variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in interest expense being either higher or lower than might otherwise have been incurred on the variable-rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of a lower cost of capital.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 went into effect at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS 150 by reporting the cumulative effect of a change in an accounting principle. SFAS 150 prohibits entities from restating financial statements for earlier years presented. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests. Those provisions require that a mandatorily redeemable minority interest within the scope of SFAS 150 be classified as a liability on a parent company’s financial statement in certain situations, including when a finite-lived entity is consolidated. The deferral of those provisions is expected to remain in effect while certain issues are addressed in either Phase II of the FASB’s Liabilities and Equity project or Phase II of the FASB’s Business Combinations Project. However, the FASB did not defer the disclosure provisions relating to mandatorily redeemable noncontrolling interests. Therefore, in accordance with SFAS 150, if we liquidate the consolidated subsidiaries in which there exists a minority interest, we would be required to pay approximately $11.1 million in cash. Such amount is lower than the carrying amount of the minority interest in consolidated subsidiaries by $6.3 million.

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

The following table provides information about our derivative and other financial instruments that are sensitive to changes in interest rates.

•	For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at June 30, 2005. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at June 30, 2005.

•	For interest rate swaps and caps, the table presents notional amounts and weighted-average interest rates or strike rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 2005.

	Remainder of 2005	2006	2007	2008	2009	Thereafter	Face Value	Fair Value
	(dollars in thousands)
Debt
Long-term debt obligations including current portion Fixed Rate	$4,059 (1)	$9,913	$8,614	$8,060	$7,293	$208,294 (3)	$246,233	$266,129
Average Interest Rate	8.38%	8.70%	8.35%	8.26%	8.10%	7.92%
Variable Rate	$196,903 (1)	$172,769 (2)	$681,700	$6,700	$6,700	$658,543	$1,723,315	$1,723,315
Average Interest Rate	8.79%	8.96%	7.45%	8.41%	8.55%	8.52%
Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps (based on British LIBOR)
Pay Fixed/Receive Variable	$53,297	$—	$—	$—	$—	$—	$53,297	$9
Average Pay Rate	4.62%	—	—	—	—	—
Average Receive Rate	4.65%	—	—	—	—	—
Interest Rate Caps
Notional Amount	$818,964	$35,000	$775,000	$—	$—	$—	$1,628,964	$346
Strike Rate	5.72%	5.56%	5.50%	—	—	—
Forward Rate	3.37%	4.00%	4.07%	—	—	—

(1)	We can elect to extend $91.9 million for three additional twelve-month periods provided there is not a default under the loans and other minor conditions are met which are within our control. The remaining maturities include a $100 million six-property mezzanine loan, which was due on July 31, 2005 but has been subsequently extended to August 31, 2005, and $9.1 million related to normal principal amortization.

(2)	We can elect to extend $166.1 million for two additional twelve-month periods provided there is not a default under the loan and other minor conditions are met which are within our control.

(3)	Wyndham Anatole debt of $166.9 million is included, however, we are not a party to nor guarantor of this debt (see note 5 of the Condensed Consolidated Financial Statements).

Item 4.	Controls and Procedures

As of June 30, 2005, management, under the supervision and with the participation of our Chairman, President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to insure the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in “Management’s Report on Internal Control Over Financial Reporting”, in our Form 10-K as filed with the SEC on March 15, 2005 for the year ended December 31, 2004, as amended by Amendment No. 1 to the Form 10-K filed with the Commission on April 8, 2005, as amended by Amendment No. 2 to the Form 10-K filed with the Commission on April 29, 2005, and as amended by Amendment No. 3 to the Form 10-K filed with the Commission on May 16, 2005, the Company as of December 31, 2004 did not maintain effective controls over the accounting and review of income taxes and the determination of deferred income taxes and the related valuation allowance. Specifically, the Company did not maintain effective controls over the reconciliation of its income tax assets and liabilities to the underlying differences between the tax basis and accounting basis of each component of the Company’s balance sheet. In addition, the related income tax asset valuation allowance was not reconciled to the underlying supporting detail. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. During the quarter ended March 31, 2005, as the Company was continuing to remediate internal controls over income tax accounting, the Company identified an additional $1.7 million income tax receivable write-off related to 2004, which resulted in the restatement of the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

We are currently in the process of implementing improved monitoring controls over the income tax account balance sheet review process and have engaged a third party consultant to assist our personnel in conducting a comprehensive and detailed review of our tax accounting and reporting processes and procedures for the quarter and six months ended June 30, 2005. Once fully implemented, management believes that these new policies and procedures will be effective at remediating this material weakness.

Other than the matters discussed in the two preceding paragraphs, during the three month period ended June 30, 2005, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On May 7, 1999, Doris Johnson and Charles Dougherty filed a lawsuit in the Northern District of California against Patriot, Wyndham, their respective operating partnerships and PaineWebber Group, Inc. This action, Johnson v. Patriot American Hospitality, Inc., et al., No. C-99-2153, was commenced on behalf of all former holders of Bay Meadows stock during a class period from June 2, 1997 to the date of filing. The action asserts securities fraud claims and alleges that the purported class members were wrongfully induced to tender their shares as part of the Patriot/Bay Meadows merger based on a fraudulent prospectus. The action seeks unspecified damages and further alleges that defendants continued to defraud stockholders about their intentions to acquire numerous hotels and saddle Wyndham with massive debt during the class period. Three other actions against the same defendants subsequently were filed in the Northern District of California: (i) Ansell v. Patriot American Hospitality, Inc., et al., No. C-99-2239 (filed May 14, 1999), (ii) Sola v. PaineWebber Group, Inc., et al., No. C-99-2770 (filed June 11, 1999), and (iii) Gunderson v. Patriot American Hospitality, Inc., et al., No. C 99-3040 (filed June 23, 1999). Another action with substantially identical allegations, Susnow v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1354-T (filed June 15, 1999) also subsequently was filed in the Northern District of Texas. By order of the Judicial Panel on Multidistrict Litigation, these actions along with certain actions identified below have been consolidated in the Northern District of California for consolidated pretrial purposes. On or about October 13, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court did not dismiss certain of Plaintiffs’ claims under Section 11 of the Securities Act of 1933 and Section 12(b) of the Securities Exchange Act of 1934. An answer to the complaint has been filed and the parties have been exchanging discovery. The Court has not yet certified a class. On or about February 28, 2005, the parties entered into a stipulation of settlement. Pursuant to the stipulation of settlement, we shall issue 11 million shares of Wyndham common stock to the proposed settlement class. We also have agreed to contribute a maximum amount of $1 million to the settlement class, only in the event that the trading price of Wyndham common stock falls below a certain threshold for a defined period of time.

We have also agreed that in the event that the holders of the series B preferred stock convert the series B preferred stock into common stock of Wyndham at any time on or before December 31, 2005, the members of the settlement class shall have the right to participate in a rights offering. In the rights offering, each class member will have the right to purchase that number of shares of Wyndham common stock as is necessary to maintain such member’s ownership percentage of Wyndham common stock received as a result of the settlement of the foregoing actions. The purchase price in such rights offering will be equal to 90% of the lower of (i) the liquidation value of the series B preferred stock being converted into Wyndham common stock received by the series B preferred stockholder divided by the number of shares of Wyndham common stock to be received pursuant to the conversion or (ii) the stated conversion price in any agreement between the holders of the series B preferred stock and Wyndham. The recapitalization transaction, if consummated, will give rise to Wyndham’s obligation to conduct the rights offering in order to permit the class members to maintain their ownership interest in Wyndham (approximately 6.18% based on the number of shares anticipated to be outstanding immediately following consummation of the recapitalization). The price in such rights offering will be equal to 90% of the average liquidation preference of the series B preferred stock immediately prior to the effective time of the recapitalization merger divided by the exchange ratio. Based on the average liquidation preference of the series B preferred stock as of March 31, 2005, such price is equal to approximately $1.50 per share. On or about June 20, 2005, the parties entered into an amended stipulation of settlement that would provide class members with cash consideration equal to the consideration per common share provided to holders of Wyndham common stock in the event of a sale, merger or other business combination of Wyndham prior to the issuance of the 11,000,000 shares to the class. In addition, the amended stipulation of settlement provides that in the event that (i) the series B preferred shares have been converted into common stock prior to the consummation of a sale of Wyndham and (ii) the per share consideration provided to holders of Wyndham common stock in the sale were greater than 90% of the conversion price of the price per common share at which the holders of series B preferred stock convert shares into Wyndham common stock, then instead of a rights offering each class member would receive additional cash consideration in an amount equal to the product of (a) that number of shares of Wyndham common stock necessary to maintain that person’s ownership percentage of Wyndham’s common stock prior to the conversion and (b) the difference between the per share consideration provided to holders of Wyndham common stock in the sale and 90% of the conversion price. As of June 30, 2005, we have recorded a reserve of $11.2 million to cover the cost of the settlement.

On or about June 22, 1999, a lawsuit captioned Levitch v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1416-D, was filed in the Northern District of Texas against Patriot, Wyndham, James D. Carreker and Paul A. Nussbaum. This action asserts securities fraud claims and alleges that, during the period from January 5, 1998 to December 17, 1998, the defendants defrauded stockholders by issuing false statements about Wyndham. The complaint sought unspecified damages and was filed on behalf of all stockholders who purchased Patriot American and Wyndham stock during that period. Three other actions, Gallagher v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1429-L, filed on June 23, 1999, David Lee Meisenburg, et al. v. Patriot American Hospitality, Inc., Wyndham International, Inc., James D. Carreker, and Paul A. Nussbaum Case No. 3-99-CV1686-X, filed July 27, 1999 and Deborah Szekely v. Patriot American Hospitality, Inc., et al., No. 3-99-CV1866-D, filed on or about August 27, 1999, allege substantially the same allegations. By orders of the Judicial Panel on Multidistrict Litigation, these actions have been consolidated with certain other stockholder actions and transferred to the Northern District of California for consolidated pretrial purposes. On or about October 20, 2000, the defendants moved to dismiss the actions. On or about August 15, 2001, the Court granted Defendants’ motions to dismiss the action, dismissing some of the claims with prejudice and granting leave to replead certain other claims in the Complaint. On or about October 15, 2001, plaintiff filed an amended complaint seeking substantially the same relief as in the original complaint. On or about December 20, 2001, the defendants moved to dismiss the amended complaint. On or about September 3, 2002, the Court dismissed in its entirety the complaint and granted plaintiffs leave to amend. On or about December 2, 2002, plaintiffs filed an amended complaint. The Court has not yet certified a class. On or about September 30, 2004, the parties entered into a stipulation of settlement with class counsel to settle the litigation. The stipulation of settlement is subject to Court approval. Pursuant to the stipulation of settlement, we shall pay $2.5 million in cash when an order is entered by the Court preliminarily approving the proposed settlement and an additional $2.5 million on or before the second anniversary of the final Court approval. As of June 30, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

On May 29, 2002, the State of Florida Office of the Attorney General Department of Legal Affairs filed a lawsuit in Leon County, Florida (Case No. 02-CA-1296) naming us, Patriot, and four current or former Wyndham employees as defendants. In this case, the Attorney General alleged that the imposition of energy surcharges, resort fees and automatic service fees violates the State’s Deceptive and Unfair Trade Practices Act. We filed a motion to dismiss this suit, which was granted in part, and two of the individual defendants have been dismissed. The Attorney General seeks damages, penalties and attorneys’ fees from the remaining defendants. We intend to vigorously defend this lawsuit. Discovery is on-going. This suit may not be resolved for a number of years and it is not possible to predict the ultimate cost to us. However, the Court has stated its preliminary interpretation of the applicable penalty statute. The Attorney General has argued that the statute should be construed such that the maximum penalty would be $10,000 each time a consumer was allegedly deceived. Pursuant to the Court’s construction, if the Attorney General’s Office fully prevails on its claims that Wyndham willfully engaged in a deceptive trade practice by charging energy fees, the maximum penalty that could be imposed is $10,000 per Wyndham property (exclusive of actual damages or attorneys’ fees). In the event a final judgment is entered in favor of Wyndham, the Attorney General will likely appeal.

On June 20, 2002, plaintiffs in the case entitled Roller-Edelstein, et al. v. Wyndham International, Inc., et al., filed an amended complaint in Dallas County District Court (case no. 02-04946-A) alleging that supplemental fees charged to hotel guests constituted common law fraud, breach of contract and violated Texas’ Deceptive

Trade Practices Act. The plaintiffs claim to represent a nationwide class and have estimated damages in excess of $10 million. We have answered this complaint, but little formal discovery has been taken and the Court has not yet certified a class. We have tentatively agreed to settle this case, without admitting liability. Under the proposed settlement, we would (i) provide a coupon for discounts at our properties to affected class members, (ii) make a $50,000 charitable donation, (iii) pay attorneys’ fees in an amount up to $240,000, and (iv) agree to make changes in our disclosures regarding resort fees. The Court has not yet held a hearing on the joint motion to preliminarily approved the settlement and certify a settlement class. As of June 30, 2005, we have recorded an adequate reserve to cover the cost of the settlement.

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

On June 14, 2005, there was filed in the Court of Chancery of the State of Delaware, New Castle County, a purported class action complaint captioned Shaev v. Kleisner et al (C.A. No. 1417-N) (the “Shaev Action”) against Wyndham and certain of its directors and officers. In the Shaev Action, plaintiff seeks to bring a purported class action on behalf of himself and a putative class comprising all stockholders of Wyndham (except for the directors of Wyndham and any persons related to or affiliated with Wyndham or any of its directors). The Shaev Action asserts that Wyndham’s directors owe a fiduciary duty to Wyndham’s stockholders, and that Wyndham’s directors breached such asserted duty in authorizing Wyndham’s entry into the Blackstone merger agreement, by, among other things, allegedly failing to conduct an auction or explore strategic alternatives to a merger, and/or allegedly failing to obtain sufficient value for stockholders. The alleged class representative seeks various remedies on behalf of himself and the putative class, including declaratory relief affirming the claims set forth in the complaint, an injunction preliminarily and permanently enjoining the proposed merger transaction, an award of compensatory damages against all defendants and an award of attorney’s fees. We believe that each of the claims in this action is meritless and intend to contest those claims vigorously.

On June 16, 2005, there was filed in the Court of Chancery of the State of Delaware, New Castle County, a purported class action complaint captioned Hwang v. Kleisner et al (C.A. No. 1422-N) (the “Hwang Action”) against Wyndham and certain of its directors and officers. The parties, purported class, allegations and relief requested in the Hwang Action complaint are materially identical to those in the Shaev Action, save that the Hwang Action additionally asserts that the Wyndham directors violated fiduciary duties in: (1) allegedly failing to obtain a control premium; and (2) allegedly approving improper compensation arrangements with certain Wyndham officers, including Wyndham’s Chairman and CEO. We believe that each of the claims in this action is meritless and intend to contest those claims vigorously.

On June 17, 2005, there was filed in the Court of Chancery of the State of Delaware, New Castle County, a purported class action complaint captioned Zucker v. Kleisner et al (C.A. No. 1425-N) (the “Zucker Action”)

against Wyndham and certain of its directors and officers. The parties, purported class, allegations and relief requested in the Zucker Action complaint are materially identical to those in the Hwang Action. We believe that each of the claims in this action is meritless and intend to contest those claims vigorously.

On June 30, 2005, a purported derivative and class action complaint, Alaska U.F.C.W. Pension Fund v. Kleisner et al (No. C-05CV1323-B) (the “A.U.F.C.W. Action”), was filed in the United States District Court for the Northern District of Texas, Dallas Division, naming Wyndham and certain of its directors as defendants. Plaintiff seeks to bring a purported class and/or derivative action on behalf of itself, Wyndham and/or a putative class comprising all holders of Wyndham common stock (except for the directors of Wyndham and any persons related to or affiliated with Wyndham or any of its directors). Plaintiff asserts that Wyndham’s directors owe fiduciary duties to Wyndham and its stockholders, and that Wyndham’s directors breached such asserted duties in authorizing Wyndham’s entry into the Blackstone merger agreement, by, among other things, allegedly failing to properly value Wyndham and allegedly failing to obtain an adequate price for holders of Wyndham common stock. The complaint also purports to make claims of abuse of control, gross mismanagement, corporate waste, failure to provide sufficient disclosures, and self-dealing in connection with the Blackstone merger. The alleged class representative seeks various remedies on behalf of itself, Wyndham and the putative class, including an injunction enjoining and/or rescinding the proposed merger transaction, damages and an award of attorney’s fees. We believe that each of the claims in this action is meritless and intend to contest them vigorously.

On June 30, 2005, a jury awarded approximately $5.9 million in damages to AMMV Investments, LLC, which had commenced an action against Wyndham in Colorado state court (AMMV Investments, LLC v. Wyndham International, Inc., 01 CV 678) asserting breach of contract claims arising out of Wyndham’s alleged failure to provide marketing support to AMMV’s property located adjacent to Wyndham’s Peaks Hotel. Wyndham is considering certain post-trial motions and an appeal. As of June 30, 2005, we have recorded a reserve of $5.9 million to cover the cost of the judgment.

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

We are prohibited under the terms of the January 24, 2002 amendments to the credit facilities from paying cash dividends on the series A and series B preferred stock. As of June 30, 2005, we have deferred payments of the cash portion of the preferred stock dividend totaling approximately $116.9 million. In addition, according to the terms of our series A and series B preferred stock, if the cash dividends on the preferred stock are in arrears and unpaid for at least 60 days, then an additional amount of dividends will accrue at an annual rate of 2.0% of the stated amount of each share of preferred stock then outstanding from the last payment date on which cash dividends were to be paid in full until the cash dividends in arrears have been paid in full. These additional dividends are cumulative and payable in additional shares of preferred stock. As of June 30, 2005, we have issued additional stock dividends of 1,096,267 shares of series A and series B preferred stock with a stated value of $109.6 million.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the second quarter of the calendar year covered by this Form 10-Q to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham’s Registration Statement on Form S-8 (SEC file no. 333-82325) filed July 2, 1999.

3.2	Amended and Restated Bylaws of Wyndham, incorporated by reference to Exhibit 3.2 to Wyndham’s Registration Statement on Form S-8 (SEC file no. 333-82325) filed July 2, 1999.

3.3	Amendment No. 1 to Amended and Restated Bylaws of Wyndham, incorporated by reference to Exhibit 2.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

4.1	Certificate of Designation of Series A Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 99.5 to Wyndham’s and Patriot’s Current Report on Form 8-K (SEC file no. 001-09320) filed March 2, 1999.

4.2	Certificate of Designation of Series B Convertible Preferred Stock of Wyndham, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form S-4/A (SEC file no. 333-79527) filed June 1, 1999.

4.3	Certificate of Designation of Series C Junior Participating Cumulative Preferred Stock of Wyndham, incorporated by reference to Exhibit 3.1 to Wyndham’s Current Report on Form 8-K (SEC file no. 001-09320) filed July 12, 1999.

4.4	Registration Rights Agreement, dated as of February 18, 1999, by and among Wyndham and the holders of Series B Convertible Preferred Stock of Wyndham party thereto, incorporated by reference to Exhibit 4.1 to Wyndham’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (SEC file no. 001-09320).

4.5	Registration Rights Agreement, dated as of June 30, 1999, by and among Wyndham and former Operating Partnership unitholders party thereto, incorporated by reference to Exhibit 10.1 to Wyndham’s Registration Statement on Form S-3 (SEC file no. 333-86189) filed August 30, 1999.

4.6	Shareholder Rights Agreement, dated as of June 29, 1999, between Wyndham and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to Wyndham’s Current Report on Form 8-K (SEC file no. 001-09320) filed July 12, 1999.

4.7	Amendment No. 1 to the Shareholder Rights Agreement, dated May 12, 2000, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.2 to Wyndham’s Registration Statement on Form 8-A filed May 30, 2000.

4.8	Amendment No. 2 to the Shareholder Rights Agreement, dated April 24, 2002, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.8 to Wyndham’s Annual Report on Form 10-K for the year ended December 31, 2002.

4.9	Amendment No. 3 to the Shareholder Rights Agreement, dated May 18, 2005, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.3 to Wyndham’s Registration Statement on Form 8-A/A filed May 20, 2005.

4.10	Amendment No. 4 to the Shareholder Rights Agreement, dated June 13, 2005, by and between Wyndham and American Stock Transfer and Trust Company, incorporated by reference to Exhibit 4.1 to Wyndham’s Current Report on Form 8-K filed June 15, 2005.

10.1*	First-Lien Credit Agreement Dated as of May 10, 2005 among Wyndham International, Inc., the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bear Stearns Corporate Lending Inc., as Syndication Agent $755,000,000 J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Runner Bear, Stearns & Co., Inc., as Joint Lead Arranger and Joint Book Runner.

Exhibit Number	Description
10.2*	Second-Lien Credit Agreement dated as of May 10, 2005 among Wyndham International, Inc., the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bear Stearns Corporate Lending Inc., as Syndication Agent $140,000,000 J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Runner Bear, Stearns & Co., Inc., as Joint Lead Arranger and Joint Book Runner.

10.3*	Loan Agreement dated as of May 10, 2005 among W-#2 Baltimore, LLC, W-Boston, LLC, Casa Marina Owner, LLC, Key West Reach Owner, LLC, El Conquistador Partnership L.P., S.E., Posadas De San Juan Associates, Atlanta American Owner, LLC, and Ft. Lauderdale Owner, LLC, collectively, as Borrower, Travis Real Estate Group Joint Venture, as Baltimore Owner and JPMorgan Chase Bank, N.A., and Bear Stearns Commercial Mortgage, Inc., collectively, as Lender.

10.4*	Mezzanine A Loan Agreement dated as of May 10, 2005 among W-Baltimore Majority Mezz Borrower, LLC, W-Baltimore Minority Mezz Borrower, LLC, PAH Batterymarch Realty Company Mezz Borrower, LLC, Casa Marina Mezz Borrower, LLC, Key West Mezz Borrower, LLC, Conquistador Mezzanine (SPE), Inc., El San Juan Mezz Borrower, Inc., Atlanta American Mezz Borrower, LLC and Wyndham Fort Lauderdale Airport Mezz Borrower, LLC, Collectively, as Borrower and JPMorgan Chase Bank, N.A., and Bear Stearns Commercial Mortgage, Inc., collectively, as Lender.

10.5*	Mezzanine B Loan Agreement dated as of May 10, 2005 among W-Baltimore Majority Mezz Borrower #2, LLC, W-Baltimore Minority Mezz Borrower #2, LLC, PAH Batterymarch Realty Company Mezz Borrower #2, LLC, Casa Marina Mezz Borrower #2, LLC, Key West Mezz Borrower #2, LLC, Conquistador Mezzanine #2 (SPE), Inc., El San Juan Mezz Borrower #2, Inc., Atlanta American Mezz Borrower #2, LLC and Wyndham Fort Lauderdale Airport Mezz Borrower #2, LLC, Collectively, as Borrower and JPMorgan Chase Bank, N.A., and Bear Stearns Commercial Mortgage, Inc., collectively, as Lender.

10.6*	Mezzanine C Loan Agreement dated as of May 10, 2005 among W-Baltimore Majority Mezz Borrower #3, LLC, W-Baltimore Minority Mezz Borrower #3, LLC, PAH Batterymarch Realty Company Mezz Borrower #3, LLC, Casa Marina Mezz Borrower #3, LLC, Key West Mezz Borrower #3, LLC, Conquistador Mezzanine #3 (SPE), Inc., El San Juan Mezz Borrower #3, Inc., Atlanta American Mezz Borrower #3, LLC and Wyndham Fort Lauderdale Airport Mezz Borrower #3, LLC, Collectively, as Borrower and JPMorgan Chase Bank, N.A., and Bear Stearns Commercial Mortgage, Inc., collectively, as Lender.

10.7*	Mezzanine Loan Agreement dated as of May 10, 2005 among Patriot Mezz Borrower #2, LLC and IHC Mezz Borrower #2, LLC, collectively, as Borrower and JPMorgan Chase Bank, N.A., and Bear Stearns Commercial Mortgage, Inc., collectively, as Lender.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

DATED: August 5, 2005